Form 10-Q
period 2021-08-01
Core & Main, Inc.
filed 2021-09-14
CIK 1856525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-40650

Core & Main, Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-3149194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1830 Craig Park Court
St. Louis, Missouri 63146
(314) 432-4700
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	CNM	The New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of September 14, 2021, there were 160,067,161 shares of the registrant's Class A common stock, par value $0.01 per share, and 85,853,383 shares of the registrant's Class B common stock, par value $0.01 per share, outstanding.

Table of Contents

PAGE
Cautionary Note Regarding Forward-Looking Statements	3

Part I - Financial Information
Item 1. Financial Statements (unaudited)	5
Condensed Consolidated Balance Sheets as of August 1, 2021 and January 31, 2021 (unaudited)	5
Condensed Consolidated Statements of Operations for the three and six month periods ended August 1, 2021 and August 2, 2020 (unaudited)	6
Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended August 1, 2021 and August 2, 2020 (unaudited)	7
Condensed Consolidated Statements of Changes in Partners' Capital/Stockholders' Equity for the three and six month periods ended August 1, 2021 and August 2, 2020 (unaudited)	8
Condensed Consolidated Statements of Cash Flows for the six month periods ended August 1, 2021 and August 2, 2020 (unaudited)	10
Notes to the Condensed Consolidated Financial Statements (unaudited)	11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3. Quantitative and Qualitative Disclosures about Market Risk	53
Item 4. Controls and Procedures	53

Part II - Other Information
Item 1. Legal Proceedings	55
Item 1A. Risk Factors	55
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3. Defaults Upon Senior Securities	55
Item 4. Mine Safety Disclosures	56
Item 5. Other Information	56
Item 6. Exhibits	56
Signatures	59

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, without limitation, all statements other than statements of historical facts contained in this Quarterly Report, including statements relating to our intentions, beliefs, assumptions or current expectations concerning, among other things, our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding expected growth, future capital expenditures and debt service obligations, and the anticipated impact of the novel coronavirus, or COVID-19, on our business, are forward-looking statements.
Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “plans,” “estimates,” “anticipates” or the negative versions of these words or other comparable terms.
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be outside our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed under the captions “Risk Factors” in our prospectus (File No. 333-256382), dated July 22, 2021, filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) under the Securities Act on July 26, 2021 (the “Prospectus”) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Furthermore, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

•declines, volatility and cyclicality in the U.S. residential and non-residential construction markets;
•slowdowns in municipal infrastructure spending and delays in appropriations of federal funds;
•price fluctuations in our product costs, particularly with respect to the commodity-based products that we sell;
•the spread of, and response to, COVID-19, and the inability to predict the ultimate impact on us;
•general business and economic conditions;
•risks involved with acquisitions and other strategic transactions, including our ability to identify, acquire, close or integrate acquisition targets successfully;
•the impact of seasonality and weather-related impacts, including natural disasters or similar extreme weather events;
•the fragmented and highly competitive markets in which we compete and consolidation within our industry;
•our ability to competitively bid for municipal contracts;
•the development of alternatives to distributors of our products in the supply chain;
•our ability to hire, engage and retain key personnel, including sales representatives, qualified branch, district and region managers and senior management;
•our ability to identify, develop and maintain relationships with a sufficient number of qualified suppliers and the potential that our exclusive or restrictive supplier distribution rights are terminated;
•the availability and cost of freight and energy, such as fuel;
•the ability of our customers to make payments on credit sales;

•our ability to identify and introduce new products and product lines effectively;
•our ability to manage our inventory effectively;
•costs and potential liabilities or obligations imposed by environmental, health and safety laws and requirements;
•regulatory change and the costs of compliance with regulation;
•exposure to product liability, construction defect and warranty claims and other litigation and legal proceedings;
•potential harm to our reputation;
•difficulties with or interruptions of our fabrication services;
•safety and labor risks associated with the distribution of our products as well as work stoppages and other disruptions due to labor disputes;
•impairment in the carrying value of goodwill, intangible assets or other long-lived assets;
•the domestic and international political environment with regard to trade relationships and tariffs, as well as difficulty sourcing products as a result of import constraints;
•our ability to operate our business consistently through highly dispersed locations across the United States;
•interruptions in the proper functioning of our IT systems, including from cybersecurity threats;
•risks associated with raising capital;
•our ability to continue our customer relationships with short-term contracts;
•changes in vendor rebates or other terms of our vendor agreements;
•risks associated with exporting our products internationally;
•our ability to renew or replace our existing leases on favorable terms or at all;
•our ability to maintain effective internal controls over financial reporting and remediate any material weaknesses;
•our substantial indebtedness and the potential that we may incur additional indebtedness;
•the limitations and restrictions in the agreements governing our indebtedness, the Second Amended and Restated Agreement of Limited Partnership of Holdings and the Tax Receivable Agreements (each as defined herein);
•increases in interest rates and the impact of transitioning from LIBOR (as defined herein) as the benchmark rate in contracts;
•changes in our credit ratings and outlook;
•our ability to generate the significant amount of cash needed to service our indebtedness;
•our organizational structure, including our payment obligations under the Tax Receivable Agreements, which may be significant;
•the significant influence that CD&R (as defined herein) has over us and potential conflicts between the interests of CD&R and other stockholders; and
•risks related to other factors discussed under “Risk Factors” in the Prospectus.

You should read this Quarterly Report on Form 10-Q completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, and changes in future operating results over time or otherwise.

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements
CORE & MAIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Amounts in millions (except share and per share data), unaudited

	August 1, 2021	January 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$66.6	$380.9
Receivables, net of allowance for credit losses of $5.0 and $4.6	832.9	556.8
Inventories	593.2	383.8
Prepaid expenses and other current assets	15.6	15.6
Total current assets	1,508.3	1,337.1
Property, plant and equipment, net	82.2	86.2
Operating lease right-of-use assets	144.2	128.5
Intangible assets, net	861.7	919.2
Goodwill	1,452.5	1,452.7
Other assets	4.4	—
Total assets	$4,053.3	$3,923.7

LIABILITIES AND PARTNERS' CAPITAL/STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$15.0	$13.0
Accounts payable	564.9	325.7
Accrued compensation and benefits	68.0	70.7
Current operating lease liabilities	45.4	42.8
Other current liabilities	51.5	70.1
Total current liabilities	744.8	522.3
Long-term debt	1,462.0	2,251.7
Non-current operating lease liabilities	98.8	85.9
Deferred income taxes	87.8	232.1
Payable to related parties pursuant to Tax Receivable Agreements	88.6	—
Other liabilities	23.3	31.0
Total liabilities	2,505.3	3,123.0
Commitments and contingencies
Partners' capital	—	800.7
Class A common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 154,834,603 shares issued and outstanding as of August 1, 2021	1.5	—
Class B common stock, par value $0.01 per share, 500,000,000 shares authorized, 85,853,383 shares issued and outstanding as of August 1, 2021	0.9	—
Additional paid-in capital	1,090.3	—
Accumulated deficit	(20.0)	—
Accumulated other comprehensive loss	(0.8)	—
Total partners' capital/stockholders equity attributable to Core & Main, Inc.	1,071.9	800.7
Non-controlling interests	476.1	—
Total partners' capital/stockholders equity	1,548.0	800.7
Total liabilities and partners' capital/stockholders equity	$4,053.3	$3,923.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in millions (except share and per share data), unaudited

	Three Months Ended		Six Months Ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020

Net sales	$1,297.6	$955.9	$2,352.7	$1,798.0
Cost of sales	972.4	725.3	1,770.7	1,368.2
Gross profit	325.2	230.6	582.0	429.8
Operating expenses:
Selling, general and administrative	191.8	136.8	345.7	273.8
Depreciation and amortization	33.6	34.3	67.4	67.8
Total operating expenses	225.4	171.1	413.1	341.6
Operating income	99.8	59.5	168.9	88.2
Interest expense	36.8	35.0	72.3	68.2
Loss on debt modification and extinguishment	50.4	—	50.4	—
Income before provision for income taxes	12.6	24.5	46.2	20.0
Provision for income taxes	3.1	6.4	9.3	5.1
Net income	9.5	$18.1	36.9	$14.9
Less: net loss attributable to non-controlling interests	(17.0)		(17.0)
Net income attributable to Core & Main, Inc.	$26.5		$53.9

Loss per share (1)
Basic	$(0.14)		$(0.14)
Diluted	$(0.14)		$(0.14)
Number of shares used in computing EPS (1)
Basic	138,978,366		138,978,366
Diluted	138,978,366		138,978,366

(1) Represents basic and diluted loss per share of Class A common stock and weighted average shares of Class A common stock outstanding for the period from July 23, 2021 through August 1, 2021, the period following the Reorganization Transactions described in Note 1. See Note 12 for additional information on basic and diluted loss per share.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Amounts in millions, unaudited

	Three Months Ended		Six Months Ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020

Net income	$9.5	$18.1	$36.9	$14.9
Net interest rate swap gain (loss), net of tax (expense) benefit of $(0.9), $(0.3), $(1.2) and $0.1	4.7	1.6	6.6	(0.8)
Total comprehensive income	14.2	$19.7	43.5	$14.1
Less: comprehensive loss attributable to non-controlling interests	(15.7)		(15.7)
Total comprehensive income attributable to Core & Main, Inc.	$29.9		$59.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL/
STOCKHOLDERS' EQUITY
Amounts in millions (except share and per share data), unaudited

		Class A Common Stock		Class B Common Stock
	Partners' Capital	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-Controlling Interests	Total Stockholders' Equity/ Partners' Capital
Balances at January 31, 2021	$800.7	—	$—	—	$—	$—	$—	$—	$—	$800.7
Equity investment from partners	0.3	—	—	—	—	—	—	—	—	0.3
Equity-based compensation	1.0	—	—	—	—	—	—	—	—	1.0
Net income attributable to partners' capital	27.4	—	—	—	—	—	—	—	—	27.4
Net interest rate swap gain, net of tax	1.9	—	—	—	—	—	—	—	—	1.9
Distributions to partners	(10.4)	—	—	—	—	—	—	—	—	(10.4)
Balances at May 2, 2021	820.9	—	—	—	—	—	—	—	—	820.9
Equity-based compensation	14.0	—	—	—	—	—	—	—	—	14.0
Net income attributable to partners' capital	46.5	—	—	—	—	—	—	—	—	46.5
Net interest rate swap gain, net of tax	1.7	—	—	—	—	—	—	—	—	1.7
Distributions to partners	(12.5)	—	—	—	—	—	—	—	—	(12.5)
Balances at July 22, 2021 prior to Reorganization Transactions and IPO	870.6	—	—	—	—	—	—	—	—	870.6
Reclassification of partners' capital	(870.6)	—	—	—	—	870.6	—	—	—	—
Reorganization transactions	—	119,950,882	1.2	85,853,383	0.9	(2.1)	—	—	—	—
Reclassification of non-controlling interests upon reorganization	—	—	—	—	—	(299.5)	(2.3)	—	301.8	—
Issuance of Class A Shares, net of issuance costs	—	34,883,721	0.3	—	—	655.6	—	—	—	655.9
Non-controlling interests adjustment for purchase of Partnership Interests from Core & Main Holdings, LP	—	—	—	—	—	(180.1)	(0.2)	—	180.3	—
Adjustment of deferred tax liability associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	—	139.6	—	—	—	139.6
Impact of Former Limited Partners Tax Receivable Agreement	—	—	—	—	—	(88.6)	—	—	—	(88.6)
Net loss	—	—	—	—	—	—	—	(20.0)	(17.0)	(37.0)
Equity-based compensation	—	—	—	—	—	2.9	—	—	1.6	4.5
Net old interest rate swap gain, net of tax	—	—	—	—	—	—	2.5	—	1.8	4.3
Net new interest rate swap loss, net of tax	—	—	—	—	—	—	(0.8)	—	(0.5)	(1.3)
Non-controlling interests adjustment for vesting of Core & Main Holdings, LP Partnership Interests held by non-controlling interests	—	—	—	—	—	(8.1)	—	—	8.1	—
Balances at August 1, 2021	$—	154,834,603	$1.5	85,853,383	$0.9	$1,090.3	$(0.8)	$(20.0)	$476.1	$1,548.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL/
STOCKHOLDERS' EQUITY (continued)
Amounts in millions, unaudited

		Class A Common Stock		Class B Common Stock
	Partners' Capital	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-Controlling Interests	Total Stockholders' Equity/ Partners' Capital
Balances at February 2, 2020	$770.5	—	$—	—	$—	$—	$—	$—	$—	$770.5
Equity investment from partners	0.7	—	—	—	—	—	—	—	—	0.7
Equity-based compensation	1.0	—	—	—	—	—	—	—	—	1.0
Net loss attributable to partners' capital	(3.2)	—	—	—	—	—	—	—	—	(3.2)
Net interest rate swap loss, net of tax	(2.4)	—	—	—	—	—	—	—	—	(2.4)
Distributions to partners	(0.2)	—	—	—	—	—	—	—	—	(0.2)
Balances at May 3, 2020	766.4	—	—	—	—	—	—	—	—	766.4
Equity investment from partners	0.1	—	—	—	—	—	—	—	—	0.1
Equity-based compensation	1.0	—	—	—	—	—	—	—	—	1.0
Net income attributable to partners' capital	18.1	—	—	—	—	—	—	—	—	18.1
Net interest rate swap gain, net of tax	1.6	—	—	—	—	—	—	—	—	1.6
Distributions to partners	(6.6)	—	—	—	—	—	—	—	—	(6.6)
Balances at August 2, 2020	$780.6	—	$—	—	$—	$—	$—	$—	$—	$780.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in millions, unaudited

	Six Months Ended
	August 1, 2021	August 2, 2020
Cash Flows From Operating Activities:
Net income	$36.9	$14.9
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	75.2	75.6
Provision for bad debt	0.9	1.6
Non-cash inventory charge	—	0.6
Equity-based compensation expense	19.5	2.0
Loss on debt modification and extinguishment	48.4	—
Other	(3.6)	(0.2)
Changes in assets and liabilities:
(Increase) decrease in receivables	(276.5)	(79.9)
(Increase) decrease in inventories	(209.4)	(21.2)
(Increase) decrease in other assets	(0.3)	4.0
Increase (decrease) in accounts payable	238.7	91.6
Increase (decrease) in accrued liabilities	(23.8)	(3.0)
Increase (decrease) in other liabilities	(5.1)	7.2
Net cash (used in) provided by operating activities	(99.1)	93.2
Cash Flows From Investing Activities:
Capital expenditures	(8.1)	(5.7)
Acquisitions of businesses, net of cash acquired	—	(206.1)
Settlement of interest rate swap	(5.2)	—
Proceeds from the sale of property and equipment	0.4	0.1
Net cash used in investing activities	(12.9)	(211.7)
Cash Flows From Financing Activities:
IPO proceeds, net of underwriting discounts and commissions	663.7	—
Payments for offering costs	(5.1)	—
Partnership investment	0.3	0.8
Partnership distributions	(19.5)	(6.8)
Borrowings on asset-based revolving credit facility	—	460.0
Repayments on asset-based revolving credit facility	—	(460.0)
Issuance of long-term debt	1,500.0	250.0
Repayments of long-term debt	(2,311.1)	(6.5)
Payment of contingent consideration	(0.3)	—
Payment of debt redemption premiums	(17.5)	—
Debt issuance costs	(12.8)	(8.1)
Net cash (used in) provided by financing activities	(202.3)	229.4
(Decrease) increase in cash and cash equivalents	(314.3)	110.9
Cash and cash equivalents at the beginning of the period	380.9	180.9
Cash and cash equivalents at the end of the period	$66.6	$291.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in millions, except as noted, unaudited

1)    BASIS OF PRESENTATION & DESCRIPTION OF BUSINESS
Organization
Core & Main, Inc. (“Core & Main”) is a Delaware corporation that was incorporated on April 9, 2021 for the purpose of facilitating an initial public offering (“IPO”) and other related transactions, as described below, in order to carry on the business of Core & Main Holdings, LP, a Delaware limited partnership (“Holdings”), and its consolidated subsidiaries. Core & Main is a holding company and its sole material asset is its ownership interest in Holdings, a portion of which is held indirectly through CD&R WW, LLC. Holdings has no operations and no material assets of its own other than its indirect ownership interest in Core & Main LP, a Florida limited partnership, the legal entity that conducts the operations of Core & Main. Core & Main, together with its wholly-owned subsidiaries, including Holdings and its consolidated subsidiaries, are referred to as the "Company".
The Company is a leading specialized distributor of water, wastewater, storm drainage and fire protection products and related services to municipalities, private water companies and professional contractors across municipal, non-residential and residential end markets nationwide. The Company's specialty products and services are used in the maintenance, repair, replacement, and construction of water and fire protection infrastructure. The Company reaches customers through a nationwide network of more than 285 branches across 48 states. The Company's products include pipes, valves, fittings, storm drainage products, fire protection products, meter products and other products for use in the construction, maintenance and repair of water and waste-water systems as well as fire protection systems. The Company has complemented its core products through additional offerings, including smart meter systems, fusible high density polyethylene (“fusible HDPE”) piping solutions and specifically engineered treatment plant products, services and geosynthetics used in erosion control. The Company’s services and capabilities allow for integration with customers and form part of their sourcing and procurement function. All of the Company's long-lived assets are located within the United States (“U.S.”).
Initial Public Offering
On July 27, 2021, Core & Main completed its IPO of 34,883,721 shares of Class A common stock at a price to the public of $20.00 per share (the "IPO Transaction"). Core & Main received net proceeds of approximately $663.7 million, after deducting underwriting discounts and commissions. All of the net proceeds from the IPO Transaction, less $7.8 million of transactions costs directly attributable to the IPO Transaction, were utilized to purchase 34,883,721 newly issued limited partner interests of Holdings (“Partnership Interests”) for approximately $655.9 million in the aggregate. Holdings and its consolidated subsidiaries used these amounts received from Core & Main, the proceeds from the Refinancing Transactions (as defined below in Note 6) and cash on hand to repay certain existing indebtedness.
On August 20, 2021, Core & Main issued 5,232,558 shares of Class A common stock pursuant to the full exercise of the underwriters' option to purchase additional shares of Class A common stock in connection with the IPO Transaction at the initial public offering price of $20.00 per share before underwriting discounts and commissions. Holdings and its consolidated subsidiaries intend to use the net proceeds received from Core & Main for general corporate purposes. See Note 15 for additional information.
Reorganization Transactions
In connection with the IPO, the Company completed the following transactions (collectively the “Reorganization Transactions”):

•the formation of Core & Main as a Delaware corporation to function as the direct and indirect parent of Holdings and a publicly traded entity;
•the amendment and restatement of the limited partnership agreement of Holdings to, among other things first, modify the capital structure of Holdings and second, admit Core & Main as the general partner and a limited partner of Holdings;
•Core & Main’s acquisition of the Partnership Interests held by certain Former Limited Partners (as defined below) and the issuance of Class A common stock to the Former Limited Partners, pursuant to the mergers of CD&R WW Advisor, LLC and CD&R WW Holdings, LLC (the "Blocker Companies") with and into Core & Main via merger subsidiaries of Core & Main (the “Blocker Mergers”); and

•entry into a Master Reorganization Agreement, dated as of July 22, 2021 (the “Master Reorganization Agreement”), with Holdings, the Continuing Limited Partners (as defined below), the Blocker Companies, CD&R Waterworks Holdings GP, CD&R Associates X Waterworks, L.P., CD&R WW Holdings, L.P., Core & Main GP, LLC, CD&R Plumb Buyer, LLC, CD&R Fund X Advisor Waterworks B, L.P., CD&R Fund X Waterworks B1, L.P., CD&R Fund X-A Waterworks B, L.P., CD&R WW, LLC, Brooks Merger Sub 1, Inc. and Brooks Merger Sub 2, Inc. Pursuant to the Master Reorganization Agreement, the Former Limited Partners received Partnership Interests in exchange for their indirect ownership interests in Holdings and exchanged these Partnership Interests for shares of Class A common stock of Core & Main prior to the consummation of the IPO Transaction.
The Former Limited Partners are defined as CD&R Fund X Advisor Waterworks B, L.P., CD&R Fund X Waterworks B1, L.P., CD&R Fund X-A Waterworks B, L.P. and the other Original Limited Partners (as defined below) that transferred all or a portion of their Partnership Interests (including those held indirectly through the Blocker Companies) for shares of Class A common stock in connection with the Reorganization Transactions and the IPO Transaction, and represent entities that transferred all of their Partnership Interests (including Partnership Interests held indirectly through certain “blocker” corporations) for shares of Class A common stock in connection with the consummation of the Reorganization Transactions.
The Continuing Limited Partners are defined as CD&R Waterworks Holdings, LLC (“CD&R Waterworks Holdings”) and Core & Main Management Feeder, LLC (“Management Feeder”), and represent the Original Limited Partners that continued to own Partnership Interests after the Reorganization Transactions and that are entitled to exchange their Partnership Interests and shares of Class B common stock for shares of Class A common stock.
The Original Limited Partners are defined as CD&R Waterworks Holdings, the Former Limited Partners and Management Feeder and represent the direct and indirect owners of Holdings prior to the Reorganization Transactions and the IPO Transaction.
Immediately following and as a result of the IPO Transaction and Reorganization Transactions and the use of proceeds therefrom as described above:
•the investors in the IPO Transaction collectively held 34,883,721 shares of Class A common stock and, following the closing of the issuance and sale of an additional 5,232,558 shares of Class A common stock on August 20, 2021 pursuant to the full exercise of the underwriters’ option to purchase additional shares of Class A common stock in connection with the IPO, collectively held 40,116,279 shares of Class A common stock;
•the Former Limited Partners collectively held 119,950,882 shares of Class A common stock;
•Core & Main, directly or indirectly through its wholly-owned subsidiary, held 154,834,603 Partnership Interests and, following the closing of the issuance and sale of an additional 5,232,558 shares of Class A common stock described above and the issuance of an additional 5,232,558 from Holdings to Core & Main, held 160,067,161 Partnership Interests; and
•the Continuing Limited Partners collectively held 85,853,383 Partnership Interests and 85,853,383 shares of Class B common stock.
Core & Main is a holding company whose sole material asset is the direct and indirect ownership interest in Holdings, which also is a holding company and indirectly holds the sole equity interests in the Company's operating subsidiary. Because Core & Main is the general partner of Holdings, it operates and controls all of the business and affairs of Holdings and its subsidiaries. Therefore, the condensed consolidated financial statements of Core & Main include the consolidated financial statements of Holdings. The ownership interest of the Continuing Limited Partners related to Partnership Interests held by the Continuing Limited Partners is reflected as non-controlling interests in Core & Main’s condensed consolidated financial statements.
As the Reorganization Transactions are accounted for as transactions between entities under common control, the financial statements for the periods prior to the IPO and Reorganization Transactions have been adjusted to combine previously separate entities for presentation purposes. These entities include Core & Main, Holdings and its consolidated subsidiaries and the Blocker Companies. Prior to the Reorganization Transactions, Core & Main had no operations. Prior to the Reorganization Transactions, the Blocker Companies were holding companies for indirect investments in Holdings. The Blocker Companies had no operations but did receive distributions from Holdings associated with their tax obligations from allocations of Holdings' taxable income. As such, the Blocker Companies' financial statements reflected tax provisions and operating cash outflows for payments to taxing authorities. Their balance sheets collectively included $330.0 million of goodwill; and deferred tax liabilities and equity. In connection with the Blocker Mergers, Core & Main assumed the balance sheets of the Blocker Companies.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements present the results of operations, financial position and cash flows of Core & Main and its subsidiaries, which includes the consolidated financial statements of Holdings and its consolidated subsidiary, Core & Main LP, as the legal entity that conducts the operations of the Company. Holdings is considered a variable interest entity. Core & Main is the primary beneficiary and general partner of Holdings and has decision making authority that significantly affects the economic performance of the entity. As a result, Core & Main consolidates the consolidated financial statements of Holdings. All intercompany balances and transactions have been eliminated in consolidation. The Company records non-controlling interests related to Partnership Interest held by the Continuing Limited Partners in Holdings.
For the periods prior to the Reorganization Transactions, the condensed consolidated financial statements of the Company include the Blocker Companies, which were merged into Core & Main as part of the Blocker Mergers.
In management’s opinion, the unaudited condensed consolidated financial information for the interim periods presented include all normal recurring adjustments necessary for a fair statement of the Company's results of operations, financial position and cash flows, which include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim unaudited condensed consolidated financial statements may not be the same as those for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Holdings audited consolidated financial statements and the related notes thereto as of and for the fiscal year ended January 31, 2021 included in the prospectus (File No. 333-256382), dated July 22, 2021, filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on July 26, 2021 (the “Prospectus”).
Segments
The Company’s chief operating decision maker (“CODM”) manages the business as a single operating and reportable segment. The Company operates more than 285 branch locations across the U.S. The nature of the products and services, vendors, customers and distribution methods are similar across branches. Accordingly, the CODM evaluates the performance of the business and makes management decisions on a consolidated basis. Performance is most notably measured based on Adjusted EBITDA at the consolidated level. The consolidated performance of the Company is utilized to determine incentive compensation for executive officers, annual merit decisions, management of national vendor relationships, allocation of resources and in evaluating acquisitions and the Company's capital structure.
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. Both the three months ended August 1, 2021 and three months ended August 2, 2020 included 13 weeks, and both the six months ended August 1, 2021 and six months ended August 2, 2020 included 26 weeks. The current fiscal year ending January 30, 2022 ("fiscal 2021") will include 52 weeks.
Estimates
Management has made a number of estimates and assumptions relating to the reporting of certain assets and liabilities, the disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses in preparing the elements of these financial statements in conformity with U.S. GAAP. Actual results could differ from these estimates.
Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 to Holdings' audited consolidated financial statements in the Prospectus. There have been no significant changes to these policies which have had a material impact on the Company’s interim unaudited condensed consolidated financial statements and related notes during the three and six months ended August 1, 2021, except as noted below.

Income Taxes
As a result of the Reorganization Transactions, Core & Main became the general partner of Holdings, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Holdings is not generally subject to U.S. federal and certain state and local income taxes. Any taxable income or loss from Holdings is passed through to and included in the taxable income or loss of its partners, including Core & Main, following the Reorganization Transactions. Core & Main is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to Core & Main’s allocable share of any taxable income or loss of Holdings following the Reorganization Transactions.
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date.
The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If it is determined that the Company is not able to realize deferred tax assets in the future a valuation allowance would be established, which would impact the provision for income taxes.
Uncertain tax positions are recorded on the basis of a two-step process in which (1) it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company records interest and penalties related to uncertain tax positions in the provision for income taxes in the unaudited Condensed Consolidated Statements of Operations.
The tax provision for interim periods is determined using an estimate of the Company's annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of its annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. The quarterly tax provision, and estimate of the Company's annual effective tax rate, are subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how the Company conducts business, and tax law developments.
Tax Receivable Agreements
In connection with the Reorganization Transactions and the IPO Transaction, Core & Main entered into a tax receivable agreement with the Former Limited Partners ("Former Limited Partners Tax Receivable Agreement") and a tax receivable agreement with the Continuing Limited Partners ("Continuing Limited Partners Tax Receivable Agreement") (collectively, the "Tax Receivable Agreements"). Under these agreements, Core & Main expects to generate tax attributes that will reduce amounts that it would otherwise pay in the future to various tax authorities.
The Former Limited Partners Tax Receivable Agreement provides for the payment by Core & Main to certain Former Limited Partners, or their permitted transferees, of 85% of the tax benefits, if any, that Core & Main actually realizes, or in some circumstances is deemed to realize, as a result of (i) certain tax attributes of the Partnership Interests Core & Main holds in respect of such Former Limited Partners’ interest in Core & Main, including such attributes which resulted from such Former Limited Partners’ prior acquisition of ownership interests in Holdings and Core & Main's allocable share of existing tax basis acquired in connection with the IPO Transaction attributable to the Former Limited Partners and (ii) certain other tax benefits.

The Continuing Limited Partners Tax Receivable Agreement provides for the payment by Core & Main to the Continuing Limited Partners, or their permitted transferees, of 85% of the benefits, if any, that Core & Main realizes, or in some circumstances is deemed to realize, as a result of (i) increases in tax basis or other similar tax benefits as a result of exchanges of Partnership Interests for cash or shares of Class A common stock pursuant to the Exchange Agreement, dated as of July 22, 2021 (the "Exchange Agreement"), by and among Core & Main, Holdings, CD&R Waterworks Holdings and Management Feeder, (ii) Core & Main's allocable share of existing tax basis acquired in connection with the IPO Transaction attributable to the Continuing Limited Partners and in connection with exchanges of Partnership Interests for cash or shares of Class A common stock pursuant to the Exchange Agreement and (iii) Core & Main's utilization of certain other tax benefits related to Core & Main's entering into the Continuing Limited Partners Tax Receivable Agreement, including tax benefits attributable to payments under the Continuing Limited Partners Tax Receivable Agreement. Core & Main expects to obtain an increase in its share of the tax basis in the net assets of Holdings as Partnership Interests are exchanged by Continuing Limited Partners. Core & Main intends to treat any exchanges of Partnership Interests as direct purchases of Partnership Interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that it would otherwise pay in the future to various tax authorities.
Core & Main will receive the full benefit in tax savings from relevant taxing authorities and provide payment of 85% of the amount of any tax benefits Core & Main actually realizes to the Former Limited Partners or the Continuing Limited Partners, as applicable, or their permitted transferees. Core & Main expects to benefit from the remaining 15% of any cash tax savings that it realizes. For the Tax Receivable Agreements, Core & Main will assess the tax attributes to determine if it is more likely than not that the benefit of any deferred tax assets will be realized. Following that assessment, Core & Main will recognize a liability under the applicable Tax Receivable Agreements, reflecting approximately 85% of the expected future realization of such tax benefits. Amounts payable under the Tax Receivable Agreements are contingent upon, among other things, (i) generation of sufficient future taxable income during the term of the applicable Tax Receivable Agreements and (ii) future changes in tax laws.
Equity-Based Compensation
The Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. That cost is recognized over the requisite service period (generally the vesting period), which is the period during which an employee is required to provide service in exchange for the award.
In connection with the Reorganization Transactions, which included the recapitalization of Management Feeder and entry into the Exchange Agreement, the equity awards issued by Holdings and held by Management Feeder were deemed to be modified for accounting purposes. The Company calculated the incremental fair value associated with the modification and will recognize this incremental fair value immediately for each vested award with no remaining service period and over the remaining service period associated with each unvested award.
Basic and Diluted Loss per Share
Basic loss per share is computed by dividing net loss attributable to Core & Main for the period following the Reorganization Transactions by the weighted average number of shares of Class A common stock outstanding during the same period. Shares of Class A common stock issued during that period, including shares of Class A common stock issued in the IPO Transaction, were weighted for the portion of that period in which the shares of Class A common stock were outstanding. The Company did not apply the two-class method because shares of Class B common stock have voting rights but no economic rights to participate in earnings or losses of Core & Main. As a result, no earnings or loss per share of Class B common stock was presented. Losses allocated to holders of non-controlling interests were excluded from losses available to the Class A common stock. There were no preferred dividends and no shares of preferred stock outstanding for the period.
The diluted net loss per share calculation includes the basic weighted average number of shares of Class A common stock outstanding plus the dilutive impact of potential outstanding shares of Class A common stock that would be issued upon exchange of Partnership Interests and shares of Class B common stock, under the if-converted method, if dilutive. The treasury stock method is applied to outstanding awards, including unvested Partnership Interests and outstanding stock appreciation rights.
Non-controlling Interests
The non-controlling interests represent the Partnership Interests of Holdings held by the Continuing Limited Partners. Income or loss is attributed to the non-controlling interests based on the weighted average percentage of Partnership Interests held by Continuing Limited Partners, excluding unvested Partnership Interests held by Management Feeder, relative to all Partnership Interests of Holdings during the period following the Reorganization Transactions. The non-controlling interests’ ownership percentage may fluctuate over time as the Continuing Limited Partners exchange Partnership Interests and shares of Class B common stock for shares of Class A common stock and Partnership Interests held by Management Feeder vest.

2)    RECENT ACCOUNTING PRONOUNCEMENTS
Cloud computing arrangements - In August 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). The new guidance aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. ASU 2018-15 is effective for annual periods beginning after December 15, 2019, and interim periods within these annual periods. The standard permits two approaches, one requiring prospective application to eligible costs incurred on or after the date this guidance is first applied and one requiring retrospective application.
The Company adopted the provisions of ASU 2018-15 during the first quarter of the fiscal year ended January 31, 2021 (“fiscal 2020”) using the prospective method. The adoption of ASU 2018-15 did not have a material impact on the Company's financial position, results of operations or cash flows. The Company made no adjustments to its financial position upon adoption.
Measurement of Credit Losses - In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). The new guidance introduces a new accounting model for recognizing expected credit losses upon the initial recognition of certain financial instruments, including accounts receivable, based on historical information, current information, and forecasted future events. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within these annual periods.
The Company adopted the provisions of ASU 2016-13 during the first quarter of fiscal 2020, using the modified retrospective approach. The adoption of ASU 2016-13 did not result in a material impact to the Company's financial position, results of operations or cash flows upon adoption.
Accounting for Income Taxes - In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside tax basis. The transition requirements are dependent upon each amendment within ASU 2019-12 and will be applied either prospectively or retrospectively. The Company adopted the provisions of ASU 2019-12, during the second quarter of fiscal 2021. The adoption of ASU 2019-12 did not result in a material impact to the Company's financial position, results of operations or cash flows upon adoption.
Not Yet Adopted
Reference Rate Reform - In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by ASU 2020-04 are effective for prospective contract modifications made and qualifying hedging relationships entered into as of March 12, 2020 through December 31, 2022. As discussed in Note 6, the debt modification performed by the Company on July 27, 2021 did not qualify under the guidance of ASU 2020-04 as the debt and interest rate swap instruments continue to reference LIBOR. At the time of a qualifying transaction and/or modification of debt and interest rate swap instruments to replace LIBOR with a new interest rate index, the Company will consider the application of ASU 2020-04.
3)    REVENUE
Disaggregation of Revenue
The following table represents net sales disaggregated by product category:

	Three Months Ended		Six Months Ended
Product Category	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Pipes, valves & fittings products	$887.8	$621.7	$1,592.8	$1,160.3
Storm drainage products	172.8	142.6	302.5	246.6
Fire protection products	137.9	101.0	256.6	209.2
Meter products	99.1	90.6	200.8	181.9
Total Net Sales	$1,297.6	$955.9	$2,352.7	$1,798.0

4)    ACQUISITIONS
R&B Co.
On March 11, 2020, the Company completed the acquisition of all of the outstanding shares of R&B Co. (“R&B”) in a transaction valued at $215.0 million, subject to a working capital adjustment (the “R&B Acquisition”). The transaction price consisted of $212.0 million of initial cash consideration, subject to working capital adjustments, and $3.0 million of contingent consideration to be paid upon satisfaction of certain conditions to either the sellers of R&B or certain former R&B employees and recognized as compensation expense. During the six months ended August 1, 2021 the Company settled the R&B contingent consideration liability. This resulted in a financing cash outflow of $0.3 million to the R&B sellers for the six months ended August 1, 2021. With the R&B Acquisition, the Company added approximately 10 branch locations to the business, which expanded the Company's presence in California and strengthened the Company's ability to offer complementary waterworks products and fusible services. The transaction price was funded with cash on hand.
The following represents the final allocation of the transaction price to the fair value of identifiable assets acquired and liabilities assumed in the R&B Acquisition.

R&B Acquisition
Cash	$2.7
Accounts receivable	25.0
Inventories	19.8
Intangible assets	114.5
Goodwill	88.4
Operating lease right-of-use assets	9.5
Other assets, current and non-current	10.7
Total assets acquired	270.6
Accounts payable	17.5
Deferred income taxes	31.2
Operating lease liabilities	9.5
Other liabilities, current and non-current	3.6
Net assets acquired	$208.8
The following reconciles the total consideration to net assets acquired:

R&B Acquisition
Total consideration, net of cash	$207.4
Plus: Cash acquired in acquisition	2.7
Less: Working capital adjustment	(1.3)
Total consideration	208.8
Less: non-cash contingent consideration	—
Net assets acquired	$208.8
The R&B Acquisition included a contingent consideration arrangement of up to $3.0 million that was payable to the R&B sellers, if certain R&B employees failed to complete a post-acquisition one-year service period. The range of the undiscounted amounts payable by the Company under the contingent consideration agreement was between zero and $3.0 million. The fair value of the contingent consideration recognized on the acquisition date of zero was determined based on the expectation that all former R&B employees would be retained during the one-year retention period (a level 3 fair value measurement based on unobservable inputs).
In connection with the R&B Acquisition, the Company purchased all of the outstanding shares of R&B, a corporate entity, and assumed R&B’s tax basis in their assets and liabilities. This resulted in the recognition of $31.2 million in deferred tax liabilities as part of the purchase price allocation, as further described in Note 7.
In the R&B Acquisition, the excess of purchase price over net tangible and intangible assets acquired resulted in goodwill, which represents the assembled workforce and anticipated long-term growth in new markets, customers and products.

Pro Forma Financial Information
The following pro forma information presents a summary of the results of operations for the periods indicated as if the R&B Acquisition and associated senior notes issuance had been completed as of February 4, 2019. The pro forma financial information is based on the historical financial information for the Company and R&B, along with certain pro forma adjustments. These pro forma adjustments consist primarily of:
•Increased amortization expense related to the intangible assets acquired in the R&B Acquisition;
•Increased interest expense to reflect the fixed rate notes entered into in connection with the R&B Acquisition including interest and amortization of deferred financing costs;
•Reclassification of direct acquisition transaction costs, retention bonuses and inventory fair value adjustments from the period incurred to periods these expenses would have been recognized given the assumed transaction dates identified above; and
•The related income tax effects of the aforementioned adjustments and legal entity restructuring performed to effect the R&B Acquisition.
The following pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the R&B Acquisition occurred on the assumed dates, nor is it necessarily an indication of future operating results. In addition, the pro forma information does not reflect the cost of any integration activities, benefits from any synergies that may be derived from the R&B Acquisition or revenue growth that may be anticipated.

Six Months Ended
August 2, 2020
Net sales	$1,817.0
Net income	$10.1
As a result of integration of the R&B Acquisition, including the consolidation of certain acquired and existing branches, it is impracticable to identify the explicit financial performance associated with the R&B Acquisition. As such, the Company has not presented the post-acquisition net sales and net income for the R&B Acquisition.
Intangible Assets
For the R&B Acquisition discussed above, the Company valued intangible assets acquired, which included customer relationships, non-compete agreements, and/or trademarks.
The customer relationship intangible assets represent the value associated with those customer relationships in place at the date of the R&B Acquisition. The Company valued the customer relationships using an excess earnings method using various inputs such as customer attrition rate, revenue growth rate, gross margin percentage and discount rate. Cash flows associated with the existing relationships are expected to diminish over time due to customer turnover. The Company reflected this expected diminishing cash flow through the utilization of an annual customer attrition rate assumption and in its method of amortization.
The non-compete intangible asset represents the value associated with a non-compete agreement for a former executive in place at the date of the R&B Acquisition. The trademark intangible asset represents the value associated with the brand name in place at the date of the R&B Acquisition.
A summary of the intangible assets acquired and assumptions utilized in the valuation for the R&B Acquisition is as follows:

	Intangible Asset Amount	Amortization Period	Discount Rate	Attrition Rate
R&B Acquisition
Customer relationships	$113.7	15 years	10.0%	7.5%
Non-compete agreement	0.4	5 years	10.0%	N/A
Trademark	0.4	1 year	10.0%	N/A

Acquisition-Related Costs
Acquisition-related costs, which are included within selling, general and administrative expenses, for the R&B Acquisition were as follows:

	Three Months Ended		Six Months Ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
R&B Acquisition	$—	$0.2	$—	$1.4
5)    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The carrying amount of the Company's goodwill included in the Balance Sheets is as follows:

	August 1, 2021	January 31, 2021
Gross Goodwill	$1,452.5	$1,452.7
Accumulated Impairment	—	—
Net Goodwill	$1,452.5	$1,452.7
The changes in the carrying amount of goodwill are as follows:

Six Months Ended
August 1, 2021
Beginning Balance	$1,452.7
Goodwill acquired during the year	—
Goodwill adjusted during the year	(0.2)
Ending balance	$1,452.5
Adjustments to goodwill during the three and six months ended August 1, 2021 were related to the R&B Acquisition, as further described in Note 4.
Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company does not amortize goodwill, but does assess the recoverability of goodwill on an annual basis during the fourth quarter. If an event occurs or circumstances change that would "more likely than not" reduce the fair value of a reporting unit below its carrying value, an interim impairment test would be performed between annual tests.
Intangible Assets
The Company's intangible assets included in the Balance Sheets consist of the following:

	August 1, 2021			January 31, 2021
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Customer relationships	$1,277.1	$416.3	$860.8	$1,276.8	$358.8	$918.0
Other intangible assets	2.6	1.7	0.9	2.6	1.4	1.2
Total	$1,279.7	$418.0	$861.7	$1,279.4	$360.2	$919.2
Amortization expense related to intangible assets was as follows:

	Three Months Ended		Six Months Ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Amortization expense	$28.8	$29.6	$57.8	$58.2

The estimated aggregate amortization expense on intangible assets owned by the Company for the remainder of fiscal 2021 and the next four full fiscal years is expected to be as follows:

Fiscal 2021	$57.0
Fiscal 2022	107.1
Fiscal 2023	98.9
Fiscal 2024	91.3
Fiscal 2025	85.6

6)    DEBT
Debt consisted of the following:

	August 1, 2021		January 31, 2021
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
Senior Term Loan due August 2024	$—	$—	$13.0	$—
Senior Term Loan due July 2028	15.0	—	—	—
Long-term debt:
Senior Term Loan due August 2024	—	—	1,248.0	19.1
Senior Notes due September 2024	—	—	300.0	8.9
Senior Notes due August 2025	—	—	750.0	14.8
ABL Credit Facility due July 2026	—	—	—	3.5
Senior Term Loan due July 2028	1,485.0	23.0	—	—
	1,485.0	23.0	2,298.0	46.3
Total	$1,500.0	$23.0	$2,311.0	$46.3
Debt Transactions
On July 27, 2021, Core & Main LP: (i) amended the terms of the credit agreement governing the senior term loan facility in an aggregate principal amount of $1,300.0 million maturing on August 1, 2024 issued by Core & Main LP (the “Senior Term Loan”) in order to, among other things, enter into a new $1,500.0 million seven-year senior term loan (the “New Senior Term Loan”) and (ii) amended the terms of the credit agreement governing the senior asset-based revolving credit facility in order to, among other things, increase the aggregate amount of commitments by $150.0 million to $850.0 million overall and extend the maturity date from July 2024 to July 2026 (as amended, the “ABL Credit Facility”). Core & Main LP and Holdings utilized the net proceeds from the IPO Transaction, together with the net proceeds from borrowings under the New Senior Term Loan and cash on hand, to redeem (i) all $300.0 million aggregate principal amount of the senior unsecured notes due September 15, 2024 issued by Holdings (the “Senior 2024 Notes”) then outstanding at a redemption price equal to 102.000% of the aggregate principal amount thereof and (ii) all $750.0 million aggregate principal amount of the senior unsecured notes due August 15, 2025 issued by Core & Main LP (the “Senior 2025 Notes”) then outstanding at a redemption price equal to 101.531% of the aggregate principal amount thereof, plus, in each case, accrued and unpaid interest, by satisfying and discharging the indenture governing the Senior 2025 Notes at the closing of the IPO and redeeming the Senior 2025 Notes on August 15, 2021. Additionally, Core & Main LP repaid $1,257.8 million outstanding under the Senior Term Loan, plus accrued and unpaid interest, and settled the interest rate swap associated with the Senior Term Loan (collectively, the “Refinancing Transactions”).
The Company recorded a loss on debt modification and extinguishment of $50.4 million for each of the three and six months ended August 1, 2021. The loss on debt modification and extinguishment included (i) the write off of $7.7 million in deferred financing fees associated with the redemption of the Senior 2024 Notes, (ii) the write off of $13.2 million in deferred financing fees associated with the redemption of the Senior 2025 Notes, (iii) the write off of $4.8 million in deferred financing fees associated with the settlement of the Senior Term Loan, (iv) redemption premiums of $6.0 million and $11.5 million for the Senior 2024 Notes and Senior 2025 Notes, respectively, (v) the settlement of the cash flow interest rate swap of $5.2 million which had its changes in fair value previously attributed to accumulated other comprehensive loss, and (vi) third-party expenses for the New Senior Term Loan of $2.0 million.

The remaining debt obligations as of August 1, 2021 include the following debt agreements:
New Senior Term Loan
On July 27, 2021, Core & Main LP entered into the New Senior Term Loan that matures on July 27, 2028, with an aggregate principal amount of $1,500.0 million. The New Senior Term Loan requires quarterly principal payments, payable on the last business day of each fiscal quarter in an amount equal to approximately 0.25% of the original principal amount of the New Senior Term Loan. The first quarterly principal payment is due on October 29, 2021. The remaining balance is payable upon final maturity of the New Senior Term Loan on July 27, 2028. The New Senior Term Loan bears interest at a LIBOR rate plus an applicable margin of 2.50%. The weighted average interest rate, excluding the effect of an interest rate swap, of Core & Main LP's outstanding borrowings under the New Senior Term Loan as of August 1, 2021 was 2.59%. See further discussion of the interest rate swap below. Based on quotes from financial institutions (i.e., level 2 of the fair value hierarchy), the fair value of the New Senior Term Loan was $1,485.0 million at August 1, 2021.
Asset-Based Credit Facility
Core & Main LP has an asset-based revolving credit facility with a borrowing capacity of up to $850.0 million, subject to borrowing base availability, with a maturity date of July 27, 2026. Borrowings under the ABL Credit Facility bear interest at either a LIBOR rate plus an applicable margin ranging from 1.25% to 1.75%, or an alternate base rate plus an applicable margin ranging from 0.25% to 0.75%, depending on the borrowing capacity under the ABL Credit Facility. Additionally, Core & Main LP pays a fee of 0.25% on unfunded commitments under the ABL Credit Facility. The book value of the ABL Credit Facility approximates fair value due to the variable interest rate nature of these borrowings; however there were no amounts outstanding as of August 1, 2021.
The aforementioned debt agreements include customary affirmative and negative covenants, which include, among other things, restrictions on Core & Main LP's ability to pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. The New Senior Term Loan may require accelerated repayment based upon cash flows generated in excess of operating and investing requirements when the Consolidated Secured Leverage Ratio (as defined in the agreement governing the New Senior Term Loan) is greater than or equal to 3.25. In addition, the ABL Credit Facility requires Core & Main LP to comply with a consolidated fixed charge coverage ratio of greater than or equal to 1.00 when availability under the ABL Credit Facility is less than 10.0% of the lesser of (i) the then applicable borrowing base or (ii) the then aggregate effective commitments.

Substantially all of Core & Main LP's assets are pledged as collateral for the New Senior Term Loan and the ABL Credit Facility.
The aggregate amount of debt payments for the remainder of fiscal 2021 and the next four full fiscal years are as follows:

Fiscal 2021	$7.5
Fiscal 2022	15.0
Fiscal 2023	15.0
Fiscal 2024	15.0
Fiscal 2025	15.0
Interest Rate Swaps
On February 28, 2018, Core & Main LP entered into an instrument pursuant to which it made payments to a third party based upon a fixed interest rate of 2.725% and received payments based upon the three-month LIBOR rate, based on a $500.0 million notional amount, which mirrored then outstanding borrowings under the Senior Term Loan. On July 27, 2021, Core & Main LP repaid the approximately $1,257.8 million outstanding under the Senior Term Loan and settled the interest rate swap. As of July 27, 2021, the remaining interest rate swap liability of $5.2 million was repaid as part of this settlement, and the associated accumulated other comprehensive loss was reclassified to the loss on debt modification and extinguishment as the interest rate swap interest payments will no longer occur.

	Three Months Ended		Six Months Ended
Accumulated Other Comprehensive Loss	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Beginning of period balance	$(6.0)	$(13.4)	$(7.9)	$(11.0)
Measurement adjustment (losses) for interest rate swap	—	(0.1)	—	(4.2)
Reclassification of expense to interest expense	7.1	2.0	9.3	3.3
Tax (expense) benefit on interest rate swap adjustments
Measurement adjustment (losses) for interest rate swap	—	—	—	0.6
Reclassification of expense to interest expense	(1.1)	(0.3)	(1.4)	(0.5)
End of period balance	$—	$(11.8)	$—	$(11.8)
On July 27, 2021, Core & Main LP entered into an instrument in which it makes payments to a third-party based upon a fixed interest rate of 0.74% and receives payments based upon the one-month LIBOR rate, based on notional amounts associated with borrowings under the New Senior Term Loan. The measurement period of the interest rate swap commenced on July 27, 2021 with a notional amount of $1,000.0 million. The notional amount decreases to $900.0 million on July 27, 2023, $800.0 million on July 27, 2024, and $700.0 million on July 27, 2025 through the instrument maturity on July 27, 2026. This instrument is intended to reduce the Company's exposure to variable interest rates under the New Senior Term Loan. As of August 1, 2021, this resulted in an effective fixed rate of 3.24%, based upon the 0.74% fixed rate plus an applicable margin of 2.50%, on $1,000.0 million of borrowings under the New Senior Term Loan.
The fair value of this cash flow interest rate swap was a $1.5 million liability as of August 1, 2021, which is included within other liabilities in the Balance Sheet. Fair value is based upon the present value of future cash flows under the terms of the contract and observable market inputs (level 2). Significant inputs used in determining fair value include forward-looking one-month LIBOR rates and the discount rate applied to projected cash flows

	Three Months Ended	Six Months Ended
Accumulated Other Comprehensive Loss	August 1, 2021	August 1, 2021
Beginning of period balance	$—	$—
Measurement adjustment (losses) for interest rate swap	(1.5)	(1.5)
Reclassification of expense to interest expense	—	—
Tax benefit on interest rate swap adjustments
Measurement adjustment (losses) for interest rate swap	0.2	0.2
Reclassification of expense to interest expense	—	—
End of period balance	$(1.3)	$(1.3)

7)    INCOME TAXES
As a result of the Reorganization Transactions, Core & Main became the general partner of Holdings, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Holdings is not generally subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Holdings is passed through to and included in the taxable income or loss of its partners, including Core & Main, following the Reorganization Transactions. Core & Main is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its allocable share of any taxable income of Holdings following the Reorganization Transactions.
As the Reorganization Transactions are accounted for as transactions between entities under common control, the financial statements for the periods prior to the Reorganization Transactions reflect the combination of previously separate entities for presentation purposes. These entities include Core & Main, Holdings and its consolidated subsidiaries and the Blocker Companies. The Blocker Companies were holding companies with indirect investments in Holdings. They had no operations but did receive distributions from Holdings for their tax obligations as a corporation based on the taxable income allocated to them from Holdings. The condensed consolidated financial statements for periods prior to the Reorganization Transactions reflect the provision for income taxes and related balances on the Balance Sheet for the Blocker Companies.

For the three months ended August 1, 2021 and August 2, 2020, the Company's effective tax rate was 24.6% and 26.1%, respectively. For the six months ended August 1, 2021 and August 2, 2020, the Company's effective tax rate was 20.1% and 25.5%, respectively. The variations between the Company's estimated effective tax rate and the U.S. statutory rate are primarily due to the portion of the Company's earnings (or loss) attributable to non-controlling interests following the Reorganization Transactions partially offset by certain permanent book-tax differences.
The Company's operations have resulted in income, and as such, the Company maintains no valuation allowance against its deferred tax assets, including tax attributes recognized in connection with the Reorganization Transactions as described below.
Tax Receivable Agreements and Reorganization Transactions
As discussed in Note 1, the Company entered into the Tax Receivable Agreements with the Former Limited Partners and the Continuing Limited Partners. Under these agreements, the Company expects to generate tax attributes that will reduce amounts that it would otherwise pay in the future to various tax authorities. The Tax Receivable Agreements provide for the payment to either the Former Limited Partners or Continuing Limited Partners, or their permitted transferees, of 85% of the tax benefits realized by the Company.
In connection with the Reorganization Transactions, the Former Limited Partners exchanged Partnership Interests for shares of Class A common stock of Core & Main. As a result of this exchange, the Company acquired certain tax attributes held by the Former Limited Partners. The Company expects that these tax attributes will reduce future payments to taxing authorities. As such, the Company recorded a payable associated with the Former Limited Partners Tax Receivable Agreement that represents their 85% share of these anticipated tax savings. As of August 1, 2021, the Company had recorded an $88.6 million payable to related parties pursuant to the Former Limited Partners Tax Receivable Agreement.
The Company also entered into the Continuing Limited Partners Tax Receivable Agreement that provides for payment to the Continuing Limited Partners of 85% of the amount of tax savings, if any, that Core & Main realizes, or is deemed to realize, as a result of redemptions or exchanges of Partnership Interests pursuant to the Exchange Agreement. As of August 1, 2021, no Continuing Limited Partners have exchanged Partnership Interests and shares of Class B common stock for shares of Class A common stock; as such, the Company has not recorded a liability under the Continuing Limited Partners Tax Receivable Agreement.
The actual amount and timing of any payments under the Tax Receivable Agreements will vary depending upon a number of factors, including the timing of exchanges by the holders of Partnership Interests, the amount of gain recognized by such holders of Partnership Interests, the amount and timing of the taxable income the Company generates in the future and the federal tax rates then applicable. Assuming (i) that the Continuing Limited Partners exchanged all of their Partnership Interests at $26.50 per share of our Class A common stock (the closing stock price on July 30, 2021), (ii) no material changes in relevant tax law, (iii) a constant corporate tax rate of 25.1%, which represents a pro forma tax rate that includes a provision for U.S. federal income taxes and assumes the highest statutory rate apportioned to each state and local jurisdiction and (iv) that the Company earns sufficient taxable income in each year to realize on a current basis all tax benefits that are subject to the Continuing Limited Partners Tax Receivable Agreement, the Company would recognize a deferred tax asset (subject to offset with existing deferred tax liabilities) of approximately $827.3 million and a Continuing Limited Partners Tax Receivable Agreement liability of approximately $703.2 million, payable to the Continuing Limited Partners over the life of the Continuing Limited Partners Tax Receivable Agreement. The full exchange by the Continuing Limited Partners will also increase Core & Main's deferred tax liability associated with its investment in Holdings by $84.5 million. The foregoing amounts are estimates only and are subject to change.
Reorganization Transactions and IPO Transaction Deferred Tax Liability
Prior to the Reorganization Transactions, the Blocker Companies were holding corporations for indirect investments in Holdings. The Blocker Companies had no operations but did receive distributions from Holdings associated with their tax obligations from allocations of Holdings taxable income. As such, the Blocker Companies' financial statements reflected a deferred tax liability associated with the difference between their financial reporting investment and tax basis in Holdings. In connection with the Blocker Mergers, Core & Main assumed the balance sheets of the Blocker Companies. The assumed deferred tax liability was adjusted to reflect the IPO Transaction and as of August 1, 2021, the Company had a $58.8 million deferred tax liability associated with the difference between Core & Main's financial reporting basis and the tax basis of Core & Main’s investment in Holdings.

R&B Acquisition Deferred Tax Liability
On March 11, 2020, the Company completed the acquisition of all of the outstanding shares of R&B, a corporation for income tax purposes. The acquisition was completed through Core & Main Buyer, Inc. (“Buyer”), a wholly-owned subsidiary of the Company. Buyer subsequently contributed R&B to Core & Main LP, and then R&B was merged with Core & Main LP. The Company assumed R&B’s tax basis in its assets and liabilities, resulting in the recognition of $31.2 million of deferred tax liabilities, primarily associated with intangible assets, as part of the opening balance sheet. The taxable income that is allocated to Buyer is subject to corporate federal and state income tax in substantially all fifty states. As of August 1, 2021 this deferred tax liability was $30.8 million.
Total gross unrecognized tax benefits as of August 1, 2021 and August 2, 2020, as well as activity within each of the years, were not material.

8)    LEASES
The Company occupies certain facilities and operates certain equipment and vehicles under operating leases that expire at various dates through the year 2036.
Disclosures
The table below presents lease costs associated with facility and vehicle operating leases:

		Three Months Ended		Six Months Ended
Lease Cost	Classification	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Operating Lease Cost	Selling, general, and administrative expense	$14.1	$13.2	$27.9	$26.1
Future aggregate rental payments under non-cancelable operating leases for the remainder of fiscal 2021 and the next four full fiscal years as of August 1, 2021 are as follows:

August 1, 2021
Fiscal 2021	$27.8
Fiscal 2022	44.1
Fiscal 2023	34.9
Fiscal 2024	24.6
Fiscal 2025	15.7
Thereafter	19.5
Total minimum lease payments	166.6
Less: present value discount	(22.4)
Present value of lease liabilities	$144.2
To calculate the present value of the operating lease liabilities, the Company determined its incremental borrowing rate by considering market and company specific factors, including interest rates for borrowings secured by collateral and adjusted for the remaining term of the leased facility, machinery, or vehicle categories. The table below presents the weighted average remaining lease term (years) and the weighted average discount rate of the Company's operating leases:

Operating Lease Term and Discount Rate	August 1, 2021
Weighted average remaining lease term (years)	2.8
Weighted average discount rate	4.2%

The table below presents cash and non-cash impacts associated with leases:

	Three Months Ended		Six Months Ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating leases	$14.1	$13.2	$27.9	$26.0
Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$12.0	$5.5	$37.0	$18.9
The non-cash impact related to right-of-use assets obtained in exchange for new operating lease liabilities in the table above excludes the impact from acquisitions. Right-of-use assets acquired as part of the R&B Acquisition are presented in Note 4.
9)    COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is involved in various legal proceedings arising in the normal course of its business. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that it determines to be both probable and reasonably estimable. In the opinion of management, based on current knowledge, all probable and reasonably estimable matters are believed to be adequately reserved for or covered by insurance and are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. For all other matters, management believes the possibility of losses from such matters is not probable, the potential loss from such matters is not reasonably estimable, or such matters are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if resolved unfavorably.
Self-Insurance
The Company has high deductible insurance programs for most losses related to general liability, product liability, automobile liability and workers’ compensation, and is self-insured for medical claims, while maintaining per employee stop loss coverage, and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability in the accompanying Balance Sheets. The Company’s self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. At August 1, 2021 and January 31, 2021, the Company's self-insurance liabilities totaled $24.7 million and $23.5 million, respectively.
Continuing Limited Partners Tax Receivable Agreement
Core & Main is party to the Continuing Limited Partners Tax Receivable Agreement, which will result in the recognition of deferred tax benefits and liabilities upon the exchange of Partnership Interests and shares of Class B common stock by the Continuing Limited Partners for shares of Class A common stock of Core & Main or cash pursuant to the Exchange Agreement. See further discussion in Notes 1 and 7.
10)    SUPPLEMENTAL BALANCE SHEET INFORMATION
Receivables
Receivables consisted of the following:

	August 1, 2021	January 31, 2021
Trade receivables, net of allowance for credit losses	$770.5	$494.9
Vendor rebate receivables	62.4	61.9
Receivables, net of allowance for credit losses	$832.9	$556.8

Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	August 1, 2021	January 31, 2021
Land	$23.4	$23.1
Buildings and improvements	31.9	31.5
Transportation equipment	26.8	27.2
Furniture, fixtures and equipment	62.6	60.0
Capitalized software	14.3	13.1
Construction in progress	4.6	3.1
Property, plant and equipment	163.6	158.0
Less accumulated depreciation and amortization	(81.4)	(71.8)
Property, plant and equipment, net	$82.2	$86.2

Depreciation expense is classified within cost of sales and depreciation and amortization. Depreciation expense related to property, plant and equipment, including capitalized software, was as follows:

	Three Months Ended		Six Months Ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Depreciation expense	$5.6	$5.9	$11.3	$11.6
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following:

	August 1, 2021	January 31, 2021
Accrued bonuses and commissions	$48.2	$50.5
Other compensation and benefits	19.8	20.2
Accrued compensation and benefits	$68.0	$70.7
Other Current Liabilities
Other current liabilities consisted of the following:

	August 1, 2021	January 31, 2021
Accrued interest	$0.7	$34.5
Accrued non-income taxes	22.7	13.6
Other	28.1	22.0
Other current liabilities	$51.5	$70.1
Other Liabilities
Other liabilities consisted of the following:

	August 1, 2021	January 31, 2021
Self-insurance reserves	$15.8	$15.2
Other	7.5	15.8
Other liabilities	$23.3	$31.0

11)    NON-CONTROLLING INTERESTS
Core & Main is the general partner of Holdings and operates and controls all of the business and affairs of Holdings and, through Holdings and its subsidiaries, conducts the Company's business. Accordingly, Core & Main consolidates the consolidated financial statements of Holdings and attributes a portion of net income and equity of Holdings to non-controlling interests related to the vested Partnership Interests held by the Continuing Limited Partners. Income or loss is attributed to the non-controlling interests based on the weighted average percentage of Partnership Interests held by Continuing Limited Partners, excluding unvested Partnership Interests held by Management Feeder, relative to all Partnership Interests of Holdings during the period following the Reorganization Transactions. Holdings equity is attributed to non-controlling interests based on the Partnership Interests held by Continuing Limited Partners, excluding unvested Partnership Interests held by Management Feeder, relative to all Partnership Interests as of the balance sheet date. The non-controlling interests’ ownership percentage may fluctuate over time as the Continuing Limited Partners exchange Partnership Interests and shares of Class B common stock for shares of Class A common stock and Partnership Interests held by Management Feeder vest. The following table summarizes the ownership of Partnership Interests of Holdings as of August 1, 2021 (excluding unvested Partnership Interests held by Management Feeder):

	Partnership Interests	Ownership Percentage
Core & Main ownership of Partnership Interests	154,834,603	65.18%
Partnership Interests held by the Continuing Limited Partners	82,724,349	34.82%
Balance at end of period	237,558,952	100.0%
12)    BASIC AND DILUTED LOSS PER SHARE
The following table presents the calculation of basic and diluted loss per share for July 23, 2021 to August 1, 2021, the period following the Reorganization Transactions.
Basic loss per share is computed by dividing net loss attributable to Core & Main for the period following the Reorganization Transactions by the weighted average number of shares of Class A common stock outstanding during the same period. Shares of Class A common stock issued during the period, including shares of Class A common stock issued in the IPO Transaction, were weighted for the portion of the period in which the shares of Class A common stock were outstanding. The Company did not apply the two-class method because shares of Class B common stock do not participate in earnings or losses of Core & Main. As a result, the shares of Class B common stock are not considered participating securities and are not included in the weighted average shares outstanding for purposes of loss per share. Losses allocated to holders of non-controlling interests were excluded from losses available to the Class A common stock. There were no preferred dividends and no shares of preferred stock outstanding for the period.
The diluted net loss per share calculation includes the basic weighted average number of shares of Class A common stock outstanding plus the dilutive impact of potential outstanding shares of Class A common stock that would be issued upon exchange of Partnership Interests and shares of Class B common stock, under the if-converted method, if dilutive. The treasury stock method is applied to outstanding awards, including unvested Partnership Interests and outstanding stock appreciation rights.
The Company analyzed the calculation of net income per unit for periods prior to the Reorganization Transactions and determined that it resulted in values that would not be meaningful to the users of these unaudited condensed consolidated financial statements due to the effects of the Reorganization Transactions on July 22, 2021. Therefore, earnings per unit information has not been presented for the three and six months ended August 2, 2020.

Basic loss per share:	July 23, 2021 through August 1, 2021
Net loss	$(37.0)
Net loss attributable to non-controlling interests	(17.0)
Net loss available to Class A common stock	(20.0)
Weighted average shares outstanding	138,978,366
Net loss per share	$(0.14)
Diluted loss per share:
Net loss available to common shareholders - diluted	$(20.0)
Weighted average shares outstanding - diluted	138,978,366
Net loss per share - diluted	$(0.14)
For the period from July 23, 2021 to August 1, 2021, 81,006,587 vested Partnership Interests, each weighted for the portion of the period for which they were outstanding, together with a corresponding number of shares of Class B common stock which were exchangeable for Class A common stock were not included in the computation of diluted loss per share because the effect would have been anti-dilutive.
For the period from July 23, 2021 to August 1, 2021, 3,129,034 unvested Partnership Interests, each weighted for the portion of the period for which they were outstanding, together with a corresponding number of shares of Class B common stock which were exchangeable for Class A common stock were not included in the computation of diluted loss per share because the effect would have been anti-dilutive.
For the period from July 23, 2021 to August 1, 2021, 633,683 stock appreciation rights, each weighted for the portion of the period for which they were outstanding, pursuant to which shares of Class A common stock will be issuable were not included in the computation of diluted loss per share because the effect would have been anti-dilutive.
13)    EQUITY-BASED COMPENSATION
Equity-Based Compensation Plan
Prior to the IPO Transaction, the board of Holdings approved the Core & Main Holdings, LP Equity Incentive Plan. Employees and independent directors of the Company previously received profits units and unit appreciation rights in Holdings indirectly through Management Feeder. These awards were issued from Management Feeder, which in turn received grants from Holdings in the amounts and terms that were identical to those that were issued to employees and independent directors.
Treatment of Profit Units in Reorganization Transaction
In connection with the Reorganization Transactions, Holdings was recapitalized and its common units and profits units were converted to a single class of Partnership Interests. Partnership Interests in the recapitalized Holdings, which correspond to prior profits units of Holdings, which were held by Management Feeder (which relate to profits units in Management Feeder held by the Company's employees and directors), remain subject to the same time-based vesting requirements that existed prior to the Reorganization Transactions. As part of the recapitalization of Holdings, the quantity of Partnership Interests issued in the recapitalization contemplated the settlement of the historical benchmark prices and the public offering price of Class A common stock in the IPO Transaction.
A summary of the Partnership Interests is presented below (shares in thousands):

	Number of Shares	Weighted Average Benchmark Price
Outstanding on January 31, 2021	6,322	$6.92
Granted	406	18.00
Forfeitures	(15)	8.46
Repurchases	(58)	8.46
Outstanding prior to Reorganization Transactions	6,655	7.58
Conversion	4,684
Outstanding following Reorganization Transactions	11,339	$—

Number of Shares
Outstanding following Reorganization Transactions	11,339
Vested awards following the Reorganization Transactions	(6,320)
Non-vested following the Reorganization Transactions	5,019
Vested	(1,890)
Non-vested at August 1, 2021	3,129
Treatment of Unit Appreciation Rights in Reorganization Transactions
In connection with the Reorganization Transactions, unit appreciation rights of Holdings were converted to stock appreciation rights denominated in shares of Class A common stock with adjustments to the number of awards and benchmark prices.
A summary of the stock appreciation rights is presented below (shares in thousands):

	Number of Shares	Weighted Average Benchmark Price
Outstanding on January 31, 2021	200	$10.00
Granted	100	18.00
Outstanding prior to Reorganization Transactions	300	12.66
Conversion	334
Outstanding following Reorganization Transactions	634	$5.00

	Number of Shares	Weighted Average Benchmark Price
Outstanding following the Reorganization Transactions	634	$5.00
Vested awards following the Reorganization Transactions	(242)	3.24
Non-vested following the Reorganization Transactions	392	6.09
Vested	(43)	3.24
Non-vested at August 1, 2021	349	$6.44
Omnibus Incentive Plan
In July 2021, in connection with the IPO Transaction, Core & Main's sole stockholder approved and Core & Main’s board of directors adopted the 2021 Omnibus Equity Incentive Plan (the “Omnibus Incentive Plan”). Under the Omnibus Incentive Plan, 12,600,000 shares of Class A common stock, plus 633,683 shares of Class A common stock in respect of stock appreciation rights that were converted from unit appreciation rights of Holdings outstanding prior to the IPO Transaction, are reserved and available for future issuance.
Compensation Expense
The Company evaluated the conversions of the profits units and unit appreciation rights as part of the Reorganization Transactions and concluded that each represented an accounting modification of the original awards. As such, the Company is required to recognize the incremental fair value immediately after each modification compared with immediately before as additional compensation expense. Incremental compensation expense for awards that were vested as of the Reorganization Transactions were recognized immediately and expense for unvested awards will be recognized over the remaining service period. During the three and six months ended August 1, 2021, the Company recognized compensation expense of $18.5 million and $19.5 million, respectively, compared with $1.0 million and $2.0 million during the three and six months ended August 2, 2020, respectively. As of August 1, 2021, the unrecognized share based compensation was $14.1 million.

14)    RELATED PARTIES
CD&R affiliates
During the three and six months ended August 1, 2021, the Company had $0.5 million and $1.1 million, respectively, in purchases of product from affiliates of Clayton, Dubilier & Rice, LLC (“CD&R”), including other companies invested in by funds affiliated with or managed by CD&R (the “CD&R Funds”). During the three and six months ended August 2, 2020, the Company had $0.1 million and $0.3 million, respectively, in purchases of product from affiliates of CD&R, including other companies invested in by the CD&R Funds. There were no amounts payable to affiliates of CD&R at August 1, 2021 and January 31, 2021. There were $0.1 million and $5.3 million in sales to affiliates of CD&R for the three and six months ended August 1, 2021, respectively, and no sales to affiliates of CD&R for the three and six months ended August 2, 2020. There were no amounts and $0.1 million receivable from affiliates of CD&R at August 1, 2021 and January 31, 2021, respectively.
Tax Receivable Agreements
In connection with the Reorganization Transactions, Core & Main entered into the Former Limited Partners Tax Receivable Agreement with the Former Limited Partners and the Continuing Limited Partners Tax Receivable Agreement with the Continuing Limited Partners. See further discussion in Notes 1 and 7.
Master Reorganization Agreement
In connection with the Reorganization Transactions, Core & Main entered into the Master Reorganization Agreement as further described in Note 1. Pursuant to the Master Reorganization Agreement, the Former Limited Partners received Partnership Interests in exchange for their indirect ownership interests in Holdings and exchanged these Partnership Interests for shares of Class A common stock of Core & Main prior to the consummation of the IPO Transaction.
Exchange Agreement
In connection with the Reorganization Transactions, Core & Main entered into the Exchange Agreement as further described in Note 1. Pursuant to the Exchange Agreement, the Continuing Limited Partners (or their permitted transferees) will have the right, subject to the terms of the Exchange Agreement, to exchange their Partnership Interests, together with the retirement of a corresponding number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis or for cash in limited circumstances as specified in the Exchange Agreement. Holders of Partnership Interests will not have the right to exchange Partnership Interests if Core & Main determines that such exchange would be prohibited by law or regulation or would violate other agreements with Core & Main or its subsidiaries to which the holder of Partnership Interests may be subject. Core & Main may also refuse to honor any request to effect an exchange if it determines such exchange would pose a material risk that Holdings would be treated as a “publicly traded partnership” for U.S. federal income tax purposes. Notwithstanding the foregoing, the Continuing Limited Partners are generally permitted to exchange Partnership Interests, subject to the terms of the Exchange Agreement.
The Exchange Agreement also provides that, in connection with any such exchange, to the extent that Holdings has, since consummation of the Reorganization Transactions and the IPO Transaction, made distributions to the applicable Continuing Limited Partner that are proportionately lesser or greater than the distributions made to Core & Main, on a pro rata basis, the number of shares of Class A common stock to be issued or cash to be paid to such Continuing Limited Partner will be adjusted to take into account the amount of such discrepancy that is allocable to the Partnership Interests, and Class B common stock, subject to such exchange. Core & Main expects to cause Holdings to make distributions to its partners in such a manner as generally to limit increases to the number of shares of Class A common stock to be issued or cash to be paid to exchanging Continuing Limited Partners in connection with the adjustment described in the preceding sentence.

15)    SUBSEQUENT EVENTS
Management has evaluated events or transactions that may have occurred since August 1, 2021 that would merit recognition or disclosure in the condensed consolidated financial statements.
Acquisitions
On August 9, 2021, the Company completed the acquisition of all of the outstanding shares of Pacific Pipe Company, Inc. (“Pacific Pipe”) in a transaction valued up to $102.5 million, subject to working capital adjustments (the “Pacific Pipe Acquisition”). Given the recent closure of the Pacific Pipe Acquisition, the preliminary purchase price allocation is not available as of the date of the issuance of these unaudited condensed consolidated financial statements but is expected to primarily be ascribed to customer relationships, working capital, and fixed assets with the residual balance going to goodwill.
On August 30, 2021, the Company completed the acquisition of certain assets and assumption of certain liabilities of L&M Bag & Supply Co., Inc. (“L&M”) in a transaction valued up to $60.0 million, subject to working capital adjustments (the “L&M Acquisition”). Given the recent closure of the L&M Acquisition, the preliminary purchase price allocation is not available as of the date of the issuance of these unaudited condensed consolidated financial statements but is expected to primarily be ascribed to customer relationships, working capital, and fixed assets with the residual balance going to goodwill.
Exercise of Underwriters' Option
On August 20, 2021, Core & Main issued 5,232,558 shares of Class A common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares of Class A common stock in connection with the IPO Transaction at the initial public offering price of $20.00 per share before underwriting discounts and commissions. Core & Main received net proceeds of approximately $99.5 million after deducting underwriting discounts and commissions. All of the net proceeds were utilized to purchase 5,232,558 newly issued Partnership Interests of Holdings at a price per unit equal to the public offering price per share less underwriting discounts and commissions. Holdings and its consolidated subsidiaries intend to use the net proceeds received from Core & Main for general corporate purposes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto of Core & Main Holdings, LP for the fiscal year ended January 31, 2021 included in our Prospectus. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed below and elsewhere in this Quarterly Report on Form 10-Q for a number of important factors, particularly those described under the caption “Cautionary Note Regarding Forward-Looking Statements."
Overview
We are a leading specialized distributor of water, wastewater, storm drainage and fire protection products and related services to municipalities, private water companies and professional contractors across municipal, non-residential and residential end markets nationwide. Our specialty products and services are used in the maintenance, repair, replacement, and construction of water and fire protection infrastructure. We reach customers through a nationwide network of more than 285 branches across 48 states. Our products include pipes, valves, fittings, storm drainage products, fire protection products, meter products and other products for use in the construction, maintenance and repair of water and waste-water systems as well as fire protection systems. We complemented our core products through additional offerings, including smart meter systems, fusible high density polyethylene (“fusible HDPE”) piping solutions and specifically engineered treatment plant products, services and geosynthetics used in erosion control. Our services and capabilities allow for integration with customers and form part of their sourcing and procurement function.
Basis of Presentation
Core & Main, Inc. (“Core & Main” and collectively with its subsidiaries, the “Company,” “we,” “our” or “us”) is a holding company and its sole material asset is its direct and indirect ownership interest in Core & Main Holdings, LP, a Delaware limited partnership (“Holdings”). Holdings has no operations and no material assets of its own other than its indirect ownership interest in Core & Main LP, a Florida limited partnership, the legal entity that conducts the operations of Core & Main. Because Core & Main is the general partner of Holdings, it operates and controls all of the business and affairs of Holdings and, through Holdings and its subsidiaries, conducts our business. Accordingly, the condensed consolidated financial information of Core & Main presented herein, including the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, includes the consolidated financial information of Holdings and its subsidiaries. The ownership interest of the Continuing Limited Partners related to Partnership Interests (each as defined below under “—Recent Developments”) held by the Continuing Limited Partners is reflected as non-controlling interests in Core & Main’s condensed consolidated financial statements.
As the Reorganization Transactions (as defined below under “—Recent Developments”) are accounted for as transactions between entities under common control, the financial statements for the periods prior to our initial public offering (“IPO”) and Reorganization Transactions have been adjusted to combine previously separate entities for presentation purposes. These entities include Core & Main, Holdings and its consolidated subsidiaries and the Blocker Companies (as defined below under “—Recent Developments”). Prior to the Reorganization Transactions, Core & Main had no operations.
Fiscal Year
Our fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. Both the three months ended August 1, 2021 and three months ended August 2, 2020 included 13 weeks, and both the six months ended August 1, 2021 and six months ended August 2, 2020 included 26 weeks. The current fiscal year ending January 30, 2022 ("fiscal 2021") will include 52 weeks.

Recent Developments

Initial Public Offering
Core & Main is a Delaware corporation that was incorporated on April 9, 2021 for the purpose of facilitating an IPO and other related transactions, as described below, in order to carry on the business of Holdings and its consolidated subsidiaries. On July 27, 2021, we completed our initial public offering of 34,883,721 shares of Class A common stock at a price to the public of $20.00 per share (the "IPO Transaction"). We received net proceeds of approximately $663.7 million, after deducting underwriting discounts and commissions. All of the net proceeds from the IPO Transaction, less $7.8 million of transaction costs directly attributable to the IPO Transaction, were utilized to purchase 34,883,721 newly issued limited partner interests of Holdings (“Partnership Interests”) for approximately $655.9 million in the aggregate. Holdings and its consolidated subsidiaries used the amount received from Core & Main, the proceeds from the Refinancing Transactions (as defined below) and cash on hand to repay certain existing indebtedness.
Exercise of Underwriters’ Option
On August 20, 2021, we issued 5,232,558 shares of Class A common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares of Class A common stock in connection with the IPO Transaction at the initial public offering price of $20.00 per share before underwriting discounts and commissions. We received net proceeds of approximately $99.5 million after deducting underwriting discounts and commissions. All of the net proceeds were utilized to purchase 5,232,558 newly issued Partnership Interests of Holdings at a price per unit equal to the public offering price per share less underwriting discounts and commissions. Holdings and its consolidated subsidiaries intend to use the net proceeds received from Core & Main for general corporate purposes.
Reorganization Transactions
In connection with the IPO, we completed the following transactions (collectively the “Reorganization Transactions”):

•the formation of Core & Main as a Delaware corporation to function as the direct and indirect parent of Holdings and a publicly traded entity;
•the amendment and restatement of the limited partnership agreement of Holdings to, among other things first, modify the capital structure of Holdings and second, admit Core & Main as the general partner and a limited partner of Holdings;
•Core & Main’s acquisition of the Partnership Interests held by certain Former Limited Partners (as defined below) and the issuance of Class A common stock to the Former Limited Partners, pursuant to the mergers of CD&R WW Advisor, LLC and CD&R WW Holdings, LLC (the “Blocker Companies”) with and into Core & Main via merger subsidiaries of Core & Main (the “Blocker Mergers”); and
•entry into a Master Reorganization Agreement, dated as of July 22, 2021 (the “Master Reorganization Agreement”) with Holdings, the Continuing Limited Partners, the Blocker Companies, CD&R Waterworks Holdings GP, CD&R Associates X Waterworks, L.P., CD&R WW Holdings, L.P., Core & Main GP, LLC, CD&R Plumb Buyer, LLC, CD&R Fund X Advisor Waterworks B, L.P., CD&R Fund X Waterworks B1, L.P., CD&R Fund X-A Waterworks B, L.P., CD&R WW, LLC, Brooks Merger Sub 1, Inc. and Brooks Merger Sub 2, Inc. Pursuant to the Master Reorganization Agreement, the Former Limited Partners received Partnership Interests in exchange for their existing indirect ownership interests in Holdings and exchanged these Partnership Interests for shares of Class A common stock of Core & Main prior to the consummation of the IPO Transaction.
The Former Limited Partners are defined as CD&R Fund X Advisor Waterworks B, L.P., CD&R Fund X Waterworks B1, L.P., CD&R Fund X-A Waterworks B, L.P. and the other Original Limited Partners (as defined below) that transferred all or a portion of their Partnership Interests (including those held indirectly through the Blocker Companies) for shares of Class A common stock in connection with the Reorganization Transactions and the IPO Transaction, and represent entities that transferred all of their Partnership Interests (including Partnership Interests held indirectly through certain “blocker” corporations) for shares of Class A common stock in connection with the consummation of the Reorganization Transactions.
The Continuing Limited Partners are defined as CD&R Waterworks Holdings, LLC (“CD&R Waterworks Holdings”) and Core & Main Management Feeder, LLC (“Management Feeder”), and represent the Original Limited Partners that continued to own Partnership Interests after the Reorganization Transactions and that are entitled to exchange their Partnership Interests and shares of Class B common stock for shares of Class A common stock.
The Original Limited Partners are defined as CD&R Waterworks Holdings, the Former Limited Partners and Management Feeder and represent the direct and indirect owners of Holdings prior to the Reorganization Transactions and the IPO Transaction.

Immediately following and as a result of the IPO Transaction and Reorganization Transactions and the use of proceeds therefrom as described above:
•the investors in the IPO Transaction collectively held 34,883,721 shares of Class A common stock and, following the closing of the issuance and sale of an additional 5,232,558 shares of Class A common stock on August 20, 2021 pursuant to the full exercise of the underwriters’ option to purchase additional shares of Class A common stock in connection with the IPO, collectively held 40,116,279 shares of Class A common stock;
•the Former Limited Partners collectively held 119,950,882 shares of Class A common stock;
•we, directly or indirectly through our wholly-owned subsidiary, held 154,834,603 Partnership Interests and, following the closing of the issuance and sale of an additional 5,232,558 shares of Class A common stock described above and the issuance of an additional 5,232,558 from Holdings to us, held 160,067,161 Partnership Interests; and
•the Continuing Limited Partners collectively held 85,853,383 Partnership Interests and 85,853,383 shares of Class B common stock.
Refinancing Transactions
On July 27, 2021, Core & Main LP: (i) amended the terms of the credit agreement governing the senior term loan facility in an aggregate principal amount of $1,300.0 million maturing on August 1, 2024 issued by Core & Main LP (the “Senior Term Loan”) in order to, among other things, enter into a new $1,500.0 million seven-year senior term loan (the “New Senior Term Loan”) and (ii) amended the terms of the credit agreement governing the senior asset-based revolving credit facility in order to, among other things, increase the aggregate amount of commitments by $150.0 million to $850.0 million overall and extend the maturity date from July 2024 to July 2026 (as amended, the “ABL Credit Facility”). Core & Main LP and Holdings utilized the net proceeds from the IPO Transaction, together with the net proceeds from borrowings under the New Senior Term Loan and cash on hand, to redeem (i) all $300.0 million aggregate principal amount of the senior unsecured notes due September 15, 2024 issued by Holdings (the “Senior 2024 Notes”) then outstanding at a redemption price equal to 102.000% of the aggregate principal amount thereof and (ii) all $750.0 million aggregate principal amount of the senior unsecured notes due August 15, 2025 issued by Core & Main LP (the “Senior 2025 Notes”) then outstanding at a redemption price equal to 101.531% of the aggregate principal amount thereof, plus, in each case, accrued and unpaid interest, by satisfying and discharging the indenture governing the Senior 2025 Notes at the closing of the IPO and redeeming the Senior 2025 Notes on August 15, 2021. Additionally, Core & Main LP repaid $1,257.8 million outstanding under the Senior Term Loan, plus accrued and unpaid interest, and settled the interest rate swap associated with the Senior Term Loan (collectively, the "Refinancing Transactions").
Public Company Costs
In connection with the IPO Transaction, we incurred one-time costs of approximately $11.4 million. We recorded $7.8 million as a reduction to additional paid in capital during the three and six months ended August 1, 2021. Additionally, we recorded $1.3 million and $3.6 million within selling, general and administrative expenses during the three and six months ended August 1, 2021, respectively.
Following the IPO Transaction, we have incurred and will continue to incur additional legal, accounting and other expenses that we did not previously incur, including costs associated with public company director and officer liability insurance, SEC reporting and corporate governance requirements, which expenses we estimate to be approximately $10.0 million annually on an ongoing basis. These requirements include compliance with the Sarbanes-Oxley Act and the listing standards of the New York Stock Exchange. Our financial statements following the IPO Transaction reflect the impact of these expenses.

Post-Offering Taxation and Expenses
We are subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Holdings and will be taxed at the prevailing corporate tax rates.
In connection with the Reorganization Transactions and the IPO Transaction, we entered into a tax receivable agreement with the Former Limited Partners (the "Former Limited Partners Tax Receivable Agreement") and a tax receivable agreement with the Continuing Limited Partners (the "Continuing Limited Partners Tax Receivable Agreement") (collectively, the "Tax Receivable Agreements"). Prior and future exchanges of Partnership Interests in Holdings are expected to be treated as direct purchases of Partnership Interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that we would otherwise pay in the future to various tax authorities. We will receive the full benefit in tax savings and under the Tax Receivable Agreements will provide payment of 85% of the amount of any tax benefits we actually realize to the Former Limited Partners or the Continuing Limited Partners, as applicable, or their permitted transferees. We expect to benefit from the remaining 15% of any cash savings that we realize. For the Tax Receivable Agreements, we will assess the tax attributes to determine if it is more likely than not that the benefit of any deferred tax assets will be realized. Following that assessment, we will recognize a liability under the Tax Receivable Agreements, reflecting approximately 85% of the expected future realization of such tax benefits. Amounts payable under the Tax Receivable Agreements are contingent upon, among other things, (i) generation of sufficient future taxable income during the term of the Tax Receivable Agreements and (ii) future changes in tax laws.
Historically, Holdings has made distributions to its partners to fund their obligations to various taxing authorities. Following the Reorganization Transactions, Holdings expects to continue making pro rata distributions based on Partnership Interests, including distributions to us.
Acquisitions
On August 9, 2021, we completed the acquisition of all of the outstanding shares of Pacific Pipe Company, Inc. ("Pacific Pipe") in a transaction valued up to $102.5 million, subject to working capital adjustments. Pacific Pipe has four locations and serves municipalities and contractors in the water, wastewater, storm drainage and irrigation industries throughout Hawaii with a broad product offering.
On August 30, 2021, we completed the acquisition of certain assets and assumption of certain liabilities of L&M Bag & Supply Co., Inc. ("L&M") in a transaction valued up to $60.0 million, subject to working capital adjustments. L&M is a specialized supplier of geotextile fabrics and geogrids, as well as silt fences, turbidity barriers and safety fences, weed control fabric, and sod staples.
Key Factors Affecting Our Business
End-Markets and General Economic Conditions
Historically, demand for our products has been closely tied to municipal infrastructure spending, residential construction and non-residential construction in the U.S. We estimate that, based on fiscal 2020 net sales, our exposure by end market was approximately 45% municipal, 37% non-residential and 18% residential. Infrastructure spending and the non-residential and residential construction markets are subject to cyclical market pressures. Municipal demand has been relatively steady over the long term due to the consistent and immediate need to replace broken infrastructure, however activity levels are subject to the availability of funding for municipal projects. Non-residential and residential construction activities are primarily driven by availability of credit, interest rates, general economic conditions, consumer confidence and other factors that are beyond our control. The length and magnitude of these cycles have varied over time and by market. Cyclicality can also have an impact on the products we procure for our customers or our related services, as further discussed under “—Price Fluctuations” below.
Seasonality
Our operating results within a fiscal year are typically impacted by seasonality. Although weather patterns affect our operating results throughout the year, adverse winter weather historically has reduced construction, maintenance and repair activity. As a result, net sales are typically lower in our first and fourth fiscal quarters, especially in northern geographic regions. Abnormal levels of precipitation may negatively impact our operating results as it may result in the delay of construction projects. Our operating results may also be adversely affected by hurricanes, which typically occur during our third fiscal quarter. Our cash flows from operating activities are typically lower during the first and second fiscal quarters due to investment in working capital and annual incentive compensation payments and are typically higher during the third and fourth fiscal quarters due to cash inflows associated with receivable collections and reduced inventory purchases.

Price Fluctuations
Our financial performance is impacted by price fluctuations in commodity-based products and our ability to reflect these changes, in a timely manner, in our customer pricing. Such commodity-based products include PVC, ductile iron, fusible HDPE and steel and copper pipe and tubing products, which accounted for approximately 24% of our net sales in fiscal 2020.
We are also exposed to fluctuations in costs for petroleum as we distribute a substantial portion of our products by truck. In addition, we are exposed to fluctuations in prices for imported products due to logistical challenges and changes in labor, fuel, container and other importation-related costs. We may also face price fluctuations on other products due to constrained labor availability and manufacturing capacity. Our ability to reflect these changes, in a timely manner, in our customer pricing may impact our financial performance.
If we are able to pass through price increases to our customers, our net sales will increase; conversely, during periods of deflation, our customer pricing may decrease to remain competitive, resulting in decreased net sales. The cost to procure the products we sell are historically volatile and subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, market speculation, government regulation, weather events, trade policies and periodic delays in the delivery of our products. Certain commodity-based products have recently experienced price inflation due to a decline in supply related to impacts of adverse weather conditions and increases in demand. Beginning in the first half of fiscal 2021, we experienced significant price inflation in respect of both certain of our commodity-based products as well as other product categories and supply chain disruptions, which we expect to continue to experience in the near-term and have sought to mitigate through management of our sourcing and customer pricing.
Interest Rates
Certain of our indebtedness, including the New Senior Term Loan and borrowings under the ABL Credit Facility, are subject to variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable-rate indebtedness would increase and our net income would decrease, even though the amount borrowed under the facilities remained the same. As of August 1, 2021, we had $1,500.0 million of outstanding variable-rate debt. We seek to mitigate our exposure to interest rate volatility through the entry into interest rate swap instruments, such as our current interest rate swap that effectively converts $1,000.0 million of our variable rate debt to fixed rate debt, which notional amount decreases to $900.0 million on July 27, 2023, $800.0 million on July 27, 2024, and $700.0 million on July 27, 2025 through the instrument maturity on July 27, 2026. Despite these efforts, unfavorable movement in interest rates may result in higher interest expense and cash payments.
Acquisitions
In addition to our organic growth strategy, we opportunistically pursue strategic asset and business acquisitions to grow our business. Below is a summary of the acquisitions that closed during the six months ended August 1, 2021 and fiscal 2020 and the related transaction value (in each case, excluding working capital and other purchase price adjustments, unless otherwise noted).

Name	Product Lines	Closing Date	Transaction Value (in millions)
Water Works Supply Co.	Pipes, Valves & Fittings Storm Drainage	August 2020	$12.0
R&B Co. (“R&B”)	Pipes, Valves & Fittings Storm Drainage	March 2020	215.0
As we integrate these and other acquisitions into our existing operations, we may not be able to identify the specific financial statement impacts associated with these acquisitions. There can be no assurance that the anticipated benefits of the acquisitions will be realized on the timeline we expect, or at all. See “—Recent Developments—Acquisitions” above for information regarding acquisitions that closed subsequent to August 1, 2021.

COVID-19 Pandemic
Governmental authorities nationally and in affected regions have responded (and continue to respond) to COVID-19 and related variants by mandating various restrictions in an effort to slow the spread of the virus. We have continued to operate as an essential business, providing products and services to our customers that they need to invest in and maintain our nation’s infrastructure. We have implemented preparedness plans to help keep our team safe while we work, including new physical distancing processes and procedures, associate quarantine procedures, expanded “work from home” protocols and the use of additional personal protective equipment. Despite certain temporary branch closures during fiscal 2020 and the first quarter of fiscal 2021, all of our facilities currently are operational and able to fill orders, and our teams have worked effectively to address the few temporary closures we have experienced.
The public health crisis caused by the COVID-19 pandemic, as well as the related government measures taken in response, have adversely affected (and could continue to adversely affect) some of the markets in which we operate. We experienced reduced demand for our products in the second and third quarters of fiscal 2020, and in response we deferred non-essential capital expenditures and other discretionary spending and temporarily paused acquisition-related activities, though we have since resumed these activities. In addition, the ability of certain of our associates to travel or otherwise perform their jobs was restricted and the ability of our customers to travel, conduct their business and pay or otherwise access credit was impaired. Following these government-instituted restrictions, we experienced temporary delays in certain construction and infrastructure projects primarily during the second quarter of fiscal 2020. Our business stabilized during the third quarter of fiscal 2020 as the substantial majority of construction and infrastructure activities resumed and sales volume returned to near pre-pandemic levels during the fourth quarter of fiscal 2020. During the first half of fiscal 2021, we experienced supply chain disruption related to COVID-19 and/or other supply chain constraints in certain product categories, including meters, and we expect to continue facing further supply chain disruptions as a result of the ongoing and dynamic COVID-19 pandemic. We continue to proactively monitor the situation and our supply chain and assess further possible implications to our business.
CARES Act
On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act allowed for the deferral of the employer share of social security taxes for the period from March 27, 2020 through December 31, 2020, and requires repayment of 50% of the deferred amount by December 31, 2021 and the remaining 50% by December 31, 2022. As of August 1, 2021, we have deferred payment of $10.2 million in employer share of social security taxes in accordance with the CARES Act. The payments of the deferred payroll taxes in fiscal 2021 and fiscal 2022 are expected to result in additional operating cash outflows during these periods.
The CARES Act also modified certain provisions in the U.S. Internal Revenue Code of 1986, as amended (the “Code”) , including provisions regarding interest deductibility. As Holdings is a partnership, it is generally not subject to U.S. federal or state income tax; however, Holdings makes distributions to partners associated with potential tax consequences based on their allocation of taxable income. As such, the CARES Act-related changes did not impact Holdings’ tax liabilities, but did reduce partner distributions. For fiscal 2020, these changes did not materially impact our results of operations but did result in improved operating and financing cash flows. We expect that the expiration of certain CARES Act provisions with respect to the Code will result in increased partner distributions by Holdings and tax payments by Core & Main in fiscal 2021.

Key Business Metrics
Net Sales
We generate net sales primarily from the sale of water, wastewater, storm drainage and fire protection products and the provision of related services to approximately 60,000 customers, as of January 31, 2021, including municipalities, private water companies and professional contractors. We recognize sales, net of sales tax, customer incentives, returns and discounts. Net sales fluctuate as a result of changes in commodity-based product costs and tariffs. We seek to reflect these changes in our customer pricing in a timely manner, which will increase net sales if we are able to pass along price increases and decrease net sales if we are required to reduce our customer prices as a result of competitive dynamics.
We categorize our net sales into pipes, valves & fittings, storm drainage products, fire protection products and meter products:
•Pipe, valves, hydrants, fittings include these products and other complementary products and services. Pipe includes PVC, ductile iron, HDPE, steel and copper tubing.
•Storm drainage products primarily include corrugated piping systems, retention basins, manholes, grates, geosynthetics used in erosion control and other related products.
•Fire protection products primarily include fire protection pipe, sprinkler heads and devices as well as custom fabrication services.
•Meter products primarily include smart meter products, installation, software and other services.
Gross Profit
Gross profit represents the difference between the product cost from suppliers (net of earned rebates and discounts and including the cost of inbound freight) and the net sale price to our customers. Gross profit may be impacted by the time between changes in supplier costs and tariffs and changes in our customer pricing. Gross profit may not be comparable to those of other companies, as other companies may include all of the costs related to their distribution network in cost of sales.
Operating Expenses
Operating expenses are primarily comprised of selling, general and administrative costs, which include personnel expenses (salaries, wages, incentive compensation, associate benefits and payroll taxes), rent, insurance, utilities, professional fees, freight out, fuel and repair and maintenance.
Net Income
Net income represents our net sales less our cost of sales, operating expenses, depreciation and amortization, interest expense, other expense and our provision for income taxes for Core & Main and the consolidation of Holdings and its subsidiaries.
Net Income Attributable to Core & Main, Inc.
Net income attributable to Core & Main, Inc. represents net income less income attributable to non-controlling interests. Non-controlling interests represent owners of Partnership Interests of Holdings other than Core & Main.
Adjusted EBITDA
We define Adjusted EBITDA as EBITDA further adjusted for certain items management believes are not reflective of the underlying operations of our business, including (a) loss on debt modification and extinguishment, (b) equity-based compensation, (c) expenses associated with the IPO Transaction and (d) expenses associated with acquisition activities. Adjusted EBITDA includes amounts otherwise attributable to non-controlling interests as we manage the consolidated company and evaluate operating performance in a similar manner. We use Adjusted EBITDA to assess the operating results and effectiveness of our business. See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and a reconciliation to net income attributable to Core & Main, Inc., the most directly comparable measure under U.S. generally accepted accounting principles (“GAAP”).

Results of Operations

Three Months Ended August 1, 2021 Compared with Three Months Ended August 2, 2020

	Three Months Ended
	August 1, 2021	August 2, 2020
	(dollars in millions)
Net sales	$1,297.6	$955.9
Cost of sales	972.4	725.3
Gross profit	325.2	230.6
Operating expenses:
Selling, general and administrative	191.8	136.8
Depreciation and amortization	33.6	34.3
Total operating expenses	225.4	171.1
Operating income	99.8	59.5
Interest expense	36.8	35.0
Loss on debt modification and extinguishment	50.4	—
Income before provision for income taxes	12.6	24.5
Provision for income taxes	3.1	6.4
Net income	9.5	$18.1
Less: net loss attributable to non-controlling interests	(17.0)
Net income attributable to Core & Main, Inc.	$26.5
Loss per share:
Basic	$(0.14)
Diluted	$(0.14)
Non-GAAP Financial Data:
Adjusted EBITDA	$155.2	$99.0
Net Sales
Net sales for the three months ended August 1, 2021 increased $341.7 million, or 35.7%, to $1,297.6 million compared with $955.9 million for the three months ended August 2, 2020. The increase in net sales was primarily attributable to strong volume growth and price inflation, with price inflation representing approximately half of the net sales increase, which helped drive growth in all product lines. Net sales growth in pipes, valves & fitting products and storm drainage products benefited from end-market growth and higher price inflation across all product categories. Net sales of meter products grew at a slower pace primarily due to supply chain constraints for certain meter products.

	Three Months Ended
	August 1, 2021	August 2, 2020	Percentage Change
	(dollars in millions)
Pipes, valves & fittings products	$887.8	$621.7	42.8%
Storm drainage products	172.8	142.6	21.2%
Fire protection products	137.9	101.0	36.5%
Meter products	99.1	90.6	9.4%
Total net sales	$1,297.6	$955.9

Gross Profit
Gross profit for the three months ended August 1, 2021 increased $94.6 million, or 41.0%, to $325.2 million compared with $230.6 million for the three months ended August 2, 2020. The increase in net sales contributed an additional $82.3 million of gross profit and the increase in gross profit as a percentage of net sales contributed $12.3 million. Gross profit as a percentage of net sales for the three months ended August 1, 2021 was 25.1% compared with 24.1% for the three months ended August 2, 2020. The overall increase in gross profit as a percentage of net sales was primarily attributable to product sourcing and pricing improvements.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for the three months ended August 1, 2021 increased $55.0 million, or 40.2%, to $191.8 million compared with $136.8 million during the three months ended August 2, 2020. The increase was primarily attributable to an increase of $28.9 million in personnel expenses, which was primarily driven by higher variable compensation costs as a result of higher sales volume and increased headcount due to furloughs and headcount reductions in response to COVID-19 in the prior year, and lower discretionary spending in response to COVID-19 in the prior year. In addition, SG&A expenses increased by $17.2 million related to higher equity-based compensation expense due to accounting for equity awards and $1.3 million related to one-time costs in connection with the IPO Transaction. While we expect to incur ongoing equity-based compensation expense from the modification, the expense will be at levels substantially lower than the amounts recognized during the three months ended August 1, 2021. Awards that were fully vested as of August 1, 2021 represented $15.1 million of the modification expense recorded during the three months ended August 1, 2021.
Depreciation and Amortization Expense
Depreciation and amortization (“D&A”) expense for the three months ended August 1, 2021 was $33.6 million compared with $34.3 million during the three months ended August 2, 2020. The decrease primarily was attributable to lower amortization of customer relationship intangible assets.
Operating Income
Operating income for the three months ended August 1, 2021 was $99.8 million compared with $59.5 million during the three months ended August 2, 2020. The increase in operating income was attributable to higher net sales and gross profit, primarily from volume growth and price inflation. These factors were partially offset by higher variable compensation costs and higher equity-based compensation expense during the period and lower SG&A expenses in the prior year due to COVID-19-related decreases in headcount and discretionary spending.
Interest Expense
Interest expense was $36.8 million for the three months ended August 1, 2021 compared with $35.0 million for the three months ended August 2, 2020. The increase was attributable to additional interest expense related to the now redeemed Senior 2025 Notes. The increase was partially offset by lower interest rates on the New Senior Term Loan due to the Refinancing Transactions and prior year borrowings on the ABL Credit Facility. We expect ongoing interest expense to be lower than the amount recognized during the three months ended August 1, 2021 due to the Refinancing Transactions and lower interest rates on the New Term Loan Facility.
Loss on Debt Modification and Extinguishment
For the three months ended August 1, 2021, we recognized a loss on debt modification and extinguishment of $50.4 million. The loss on debt modification and extinguishment included (i) a write off of $7.7 million in deferred financing fees associated with the redemption of the Senior 2024 Notes, (ii) a write off of $13.2 million in deferred financing fees associated with the redemption of the Senior 2025 Notes, (iii) a write off of $4.8 million in deferred financing fees associated with the settlement of the Senior Term Loan, (iv) redemption premiums of $6.0 million and $11.5 million for the Senior 2024 Notes and Senior 2025 Notes, respectively, (v) the settlement of the cash flow interest rate swap of $5.2 million, and (vi) third-party expenses for the New Senior Term Loan of $2.0 million.

Provision for Income Taxes
The provision for income taxes for the three months ended August 1, 2021 decreased $3.3 million to $3.1 million compared with $6.4 million for the three months ended August 2, 2020. For the three months ended August 1, 2021 and August 2, 2020 our effective tax rate was 24.6% and 26.1%, respectively. The effective tax rate for each period reflects only the portion of net income that is attributable to taxable entities (which are comprised of Core & Main following the Reorganization Transactions and the Blocker Companies before the Reorganization Transactions) and the impact of certain permanent book-tax differences.
Net Income
Net income for the three months ended August 1, 2021 decreased $8.6 million to $9.5 million compared with $18.1 million for the three months ended August 2, 2020. The decrease in net income was primarily attributable to the $50.4 million loss on debt modification and extinguishment and a $17.2 million equity modification charge, partially offset by higher operating income.

Net Loss Attributable to Non-controlling Interests
Net loss attributable to non-controlling interests for the three months ended August 1, 2021 was $17.0 million. This represents the allocation of Holdings net loss for the period from July 23, 2021 through August 1, 2021 to holders of Partnership Interests other than Core & Main. Holdings loss during the period from July 23, 2021 through August 1, 2021 was primarily attributable to the $50.4 million loss on debt modification and extinguishment in connection with the Refinancing Transactions.

Net Income Attributable to Core & Main, Inc.
Net income attributable to Core & Main, Inc. for the three months ended August 1, 2021 was $26.5 million. The net income attributable to Core & Main, Inc. includes net income of Holdings for the period from May 3, 2021 to July 22, 2021.

Loss Per Share
The Class A common stock basic loss per share and diluted loss per share for the three months ended August 1, 2021 were $0.14 and $0.14, respectively. The Class A common stock basic loss per share and diluted loss per share were calculated for the period from July 23, 2021 through August 1, 2021, the period following the Reorganization Transactions. The net loss attributable to Core & Main, Inc. for the period from July 23, 2021 to August 1, 2021 primarily reflects Core & Main's share of the $50.4 million loss on debt modification and extinguishment that occurred on July 27, 2021.

Adjusted EBITDA
Adjusted EBITDA for the three months ended August 1, 2021 increased $56.2 million, or 56.8%, to $155.2 million compared with $99.0 million for the three months ended August 2, 2020. Growth in Adjusted EBITDA was primarily attributable to higher net sales and improved gross profit, partially offset by higher SG&A expenses, primarily attributable to higher variable compensation costs during the period and lower SG&A expenses in the prior year due to COVID-19-related decreases in headcount and discretionary spending. For a reconciliation of Adjusted EBITDA to net income attributable to Core & Main, Inc., the most comparable GAAP financial metric, see “—Non-GAAP Financial Measures.”

Six Months Ended August 1, 2021 Compared with Six Months Ended August 2, 2020

	Six Months Ended
	August 1, 2021	August 2, 2020
	(dollars in millions)
Net sales	$2,352.7	$1,798.0
Cost of sales	1,770.7	1,368.2
Gross profit	582.0	429.8
Operating expenses:
Selling, general and administrative	345.7	273.8
Depreciation and amortization	67.4	67.8
Total operating expenses	413.1	341.6
Operating income	168.9	88.2
Interest expense	72.3	68.2
Loss on debt modification and extinguishment	50.4	—
Income before provision for income taxes	46.2	20.0
Provision for income taxes	9.3	5.1
Net income	36.9	$14.9
Less: net loss attributable to non-controlling interests	(17.0)
Net income attributable to Core & Main, Inc.	$53.9
Loss per share:
Basic	$(0.14)
Diluted	$(0.14)
Non-GAAP Financial Data:
Adjusted EBITDA	$264.3	$167.7

Net Sales
Net sales for the six months ended August 1, 2021 increased $554.7 million, or 30.9%, to $2,352.7 million compared with $1,798.0 million for the six months ended August 2, 2020. The increase in net sales was primarily attributable to strong volume growth and price inflation, which helped drive growth in all product lines. Net sales growth in pipes, valves & fitting products and storm drainage products benefited from end-market growth and higher price inflation across all product categories. Net sales also benefited from the acquisition of R&B in March 2020. Net sales of meter products grew at a slower pace primarily due to supply chain constraints of certain meter products.

	Six Months Ended
	August 1, 2021	August 2, 2020	Percentage Change
	(dollars in millions)
Pipes, valves & fittings products	$1,592.8	$1,160.3	37.3%
Storm drainage products	302.5	246.6	22.7%
Fire protection products	256.6	209.2	22.7%
Meter products	200.8	181.9	10.4%
Total net sales	$2,352.7	$1,798.0

Gross Profit
Gross profit for the six months ended August 1, 2021 increased $152.2 million, or 35.4%, to $582.0 million compared with $429.8 million for the six months ended August 2, 2020. The increase in net sales contributed an additional $132.6 million of gross profit and the increase in gross profit as a percentage of net sales contributed $19.6 million. Gross profit as a percentage of net sales for the six months ended August 1, 2021 was 24.7% compared with 23.9% for the six months ended August 2, 2020. The overall increase in gross profit as a percentage of net sales was primarily attributable to product sourcing and pricing improvements.
Selling, General and Administrative Expenses
SG&A expenses for the six months ended August 1, 2021 increased $71.9 million, or 26.3%, to $345.7 million compared with $273.8 million during the six months ended August 2, 2020. The increase was primarily attributable to an increase of $42.4 million in personnel expenses, which was primarily driven by higher variable compensation costs as a result of higher sales volume and increased headcount due to furloughs and headcount reductions in response to COVID-19 in the prior year, lower discretionary spending in response to COVID-19 in the prior year, and incremental costs from acquisitions. In addition, during the six months ended August 1, 2021, SG&A expenses increased by $17.2 million related to higher equity-based compensation expense due to accounting for equity awards and $3.6 million related to one-time costs in connection with the IPO Transaction. Awards that were fully vested as of August 1, 2021 represented a majority of the modification expense recorded during the six months ended August 1, 2021.
Depreciation and Amortization Expense
D&A expense for the six months ended August 1, 2021 was $67.4 million compared with $67.8 million during the six months ended August 2, 2020. The decrease was primarily attributable to lower amortization of customer relationship intangible assets.
Operating Income
Operating income for the six months ended August 1, 2021 was $168.9 million compared with $88.2 million during the six months ended August 2, 2020. The increase in operating income was attributable to higher net sales and gross profit, primarily from volume growth, price inflation, and acquisitions. These factors were partially offset by higher variable compensation costs, higher equity-based compensation expense and incremental costs from acquisitions during the period and lower SG&A expenses in the prior year due to COVID-19-related decreases in headcount and discretionary spending.
Interest Expense
Interest expense was $72.3 million for the six months ended August 1, 2021 compared with $68.2 million for the six months ended August 2, 2020. The increase was attributable to the $250.0 million aggregate principal amount of incremental Senior 2025 Notes issued on June 5, 2020. The increase was partially offset by lower interest rates on our variable-rate debt and prior year borrowings on the ABL Credit Facility.
Loss on Debt Modification and Extinguishment
For the six months ended August 1, 2021, we recognized a loss on debt modification and extinguishment of $50.4 million. The loss on debt modification and extinguishment included (i) a write off of $7.7 million in deferred financing fees associated with the redemption of the Senior 2024 Notes, (ii) a write off of $13.2 million in deferred financing fees associated with the redemption of the Senior 2025 Notes, (iii) a write off of $4.8 million in deferred financing fees associated with the settlement of the Senior Term Loan, (iv) redemption premiums of $6.0 million and $11.5 million for the Senior 2024 Notes and Senior 2025 Notes, respectively, (v) the settlement of the cash flow interest rate swap of $5.2 million which had its changes in fair value previously attributed to accumulated other comprehensive loss, and (vi) third-party expenses for the New Senior Term Loan of $2.0 million.
Provision for Income Taxes
The provision for income taxes for the six months ended August 1, 2021 increased $4.2 million to $9.3 million compared with $5.1 million for the six months ended August 2, 2020. For the six months ended August 1, 2021 and August 2, 2020, our effective tax rate was 20.1% and 25.5%, respectively. The effective tax rate for each period reflects only the portion of net income that is attributable to taxable entities (which are comprised of Core & Main following the Reorganization Transactions and the Blocker Companies before the Reorganization Transactions) and the impact of certain permanent book-tax differences.

Net Income
Net income for the six months ended August 1, 2021 increased $22.0 million to $36.9 million compared with $14.9 million for the six months ended August 2, 2020. The increase in net income was primarily attributable to higher net sales and improved gross profit, partially offset by higher variable SG&A expenses, the $50.4 million loss on debt modification and extinguishment and a $17.2 million equity modification charge.

Net Loss Attributable to Non-controlling Interests
Net loss attributable to non-controlling interests for the six months ended August 1, 2021 was $17.0 million. This represents the allocation of Holdings net loss for the period from July 23, 2021 through August 1, 2021 to holders of Partnership Interests other than Core & Main. Holdings' loss during the period from July 23, 2021 through August 1, 2021 was primarily attributable to the $50.4 million loss on debt modification and extinguishment in connection with the Refinancing Transactions.

Net Income Attributable to Core & Main, Inc.
Net income attributable to Core & Main, Inc. for the six months ended August 1, 2021 was $53.9 million. The net income attributable to Core & Main, Inc. includes net income of Holdings for the period from February 1, 2021 to July 22, 2021.

Loss Per Share
The Class A common stock basic loss per share and diluted loss per share for the six months ended August 1, 2021 were $0.14 and $0.14, respectively. The Class A common stock basic loss per share and diluted loss per share were calculated for the period from July 23, 2021 through August 1, 2021, the period following the Reorganization Transactions. The net loss attributable to Core & Main, Inc. for the period from July 23, 2021 to August 1, 2021, primarily reflects Core & Main's share of the $50.4 million loss on debt modification and extinguishment that occurred on July 27, 2021.

Adjusted EBITDA
Adjusted EBITDA for the six months ended August 1, 2021 increased $96.6 million, or 57.6%, to $264.3 million compared with $167.7 million for the six months ended August 2, 2020. Growth in Adjusted EBITDA was primarily attributable to higher net sales and improved gross profit, partially offset by higher SG&A expenses, primarily attributable to higher variable compensation costs and costs from acquisitions during the period and lower SG&A expenses in the prior year due to COVID-19-related decreases in headcount and discretionary spending. For a reconciliation of Adjusted EBITDA to net income attributable to Core & Main, Inc., the most comparable GAAP financial metric, see “—Non-GAAP Financial Measures.”
Liquidity and Capital Resources
Historically, we have financed our liquidity requirements through cash flows from operating activities, borrowings under our credit facilities, issuances of equity and debt securities and working capital management activities. Our principal historical liquidity requirements have been for working capital, capital expenditures, acquisitions and servicing indebtedness.
As of August 1, 2021, our cash and cash equivalents totaled $66.6 million and we had no outstanding borrowings on our ABL Credit Facility, which provides for borrowings of up to $850.0 million, subject to borrowing base availability. As of August 1, 2021, after giving effect to approximately $9.1 million of letters of credit issued under the ABL Credit Facility, Core & Main LP would have been able to borrow approximately $840.9 million under the ABL Credit Facility. Our short term debt obligations of $15.0 million are related to quarterly amortization principal payments on the New Senior Term Loan.

In connection with our IPO, we used the net proceeds of approximately $655.9 million, after deducting underwriting discounts, commissions and transaction costs directly attributable to the IPO Transaction, from the issuance of 34,883,721 shares of Class A common stock on July 27, 2021 to purchase an equivalent number of newly issued Partnership Interests from Holdings. In turn, Holdings and Core & Main LP used the net proceeds directly or indirectly received from us, together with the net proceeds from the New Senior Term Loan and cash on hand, to redeem all $300.0 million aggregate principal amount of the Senior 2024 Notes, plus accrued and unpaid interest, at a redemption price equal to 102.000% of the aggregate principal amount thereof, to redeem all $750.0 million aggregate principal amount of the Senior 2025 Notes, plus accrued and unpaid interest, at a redemption price equal to 101.531% of the aggregate principal amount thereof by satisfying and discharging the indenture governing the Senior 2025 Notes at the closing of the IPO and redeeming the Senior 2025 Notes on August 15, 2021, and to prepay $1,257.8 million outstanding under the Senior Term Loan, plus accrued and unpaid interest. In connection with the underwriters’ exercise in full of their option to purchase additional shares of Class A common stock, we used the net proceeds of approximately $99.5 million, after deducting underwriting discounts and commissions, from the issuance of 5,232,558 additional shares of Class A common stock on August 20, 2021 to purchase an equivalent number of newly issued Partnership Interests from Holdings. In turn, Holdings and Core & Main LP intend to use the net proceeds directly or indirectly received from us for general corporate purposes.
We are required to make cash payments in future periods under the Tax Receivable Agreements. Payments to the Former Limited Partners are expected to commence in fiscal year 2023, and the timing of payments to the Continuing Limited Partners is uncertain as it is dependent on the timing of their exchange of Partnership Interests and a corresponding number of shares of Class B common stock for shares of Class A common stock. Payments under the Tax Receivable Agreements are only required to be made to the extent that we utilize the corresponding tax deductions to reduce payments to federal, state and local taxing authorities. These payments are in an amount that represents 85% of the reduction in payments to federal, state and local taxing authorities. As such, the cash savings from the incremental tax deductions are expected to exceed the payments under the Tax Receivable Agreements over the life of these arrangements. The actual amount and timing of any payments under the Tax Receivable Agreements will vary depending upon a number of factors, including the timing of exchanges by the holders of Partnership Interests, the amount of gain recognized by such holders of Partnership Interests, the amount and timing of the taxable income we generate in the future and the federal tax rates then applicable. Assuming (i) that the Continuing Limited Partners exchanged all of their Partnership Interests at $26.50 per share of our Class A common stock (the closing stock price on July 30, 2021), (ii) no material changes in relevant tax law, (iii) a constant corporate tax rate of 25.1%, which represents a pro forma tax rate that includes a provision for U.S. federal income taxes and assumes the highest statutory rate apportioned to each state and local jurisdiction and (iv) that we earn sufficient taxable income in each year to realize on a current basis all tax benefits that are subject to the Continuing Limited Partners Tax Receivable Agreement, we would recognize a deferred tax asset (subject to offset with existing deferred tax liabilities) of approximately $827.3 million and a Continuing Limited Partners Tax Receivable Agreement liability of approximately $703.2 million, payable to the Continuing Limited Partners over the life of the Continuing Limited Partners Tax Receivable Agreement. The full exchange by the Continuing Limited Partners will also increase Core & Main's deferred tax liability associated with its investment in Holdings by $84.5 million. The foregoing amounts are estimates only and are subject to change.
Based on our planned operations, we believe our existing cash and cash equivalents, as well as available borrowing capacity under the ABL Credit Facility, will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Our growth strategy contemplates future acquisitions for which we will need sufficient access to capital. To finance future acquisitions, particularly larger acquisitions, we may issue additional equity or incur additional indebtedness. Any such additional indebtedness would increase our debt leverage. See “Risk Factors” in the Prospectus.
Our ability to pay dividends may be limited as a practical matter by our growth plans as well as our credit agreements and other debt instruments insofar as we may seek to pay dividends out of funds made available to us by Core & Main LP, because our credit agreements directly or indirectly restrict Core & Main LP’s ability to pay dividends or make loans to Holdings. The New Senior Term Loan may require accelerated repayment based upon cash flows generated in excess of operating and investing requirements when Core & Main LP’s net total leverage ratio is greater than or equal to 3.25. In addition, the ABL Credit Facility requires us to comply with a consolidated fixed charge coverage ratio of greater than or equal to 1.00 when availability is less than 10.0% of the lesser of (i) the then applicable borrowing base and (ii) the then aggregate effective commitments under the ABL Credit Facility. Substantially all of Core & Main LP’s assets secure the New Senior Term Loan and the ABL Credit Facility.

Information about our cash flows, by category, is presented in the consolidated Statements of Cash Flows and is summarized as follows:

	Six Months Ended
	August 1, 2021	August 2, 2020
	(dollars in millions)
Cash flows (used in) provided by operating activities	$(99.1)	$93.2
Cash flows (used in) investing activities	(12.9)	(211.7)
Cash flows (used in) provided by financing activities	(202.3)	229.4
(Decrease) increase in cash and cash equivalents	$(314.3)	$110.9
Operating Activities
Cash flows used in operating activities was a $99.1 million outflow for the six months ended August 1, 2021 compared with a $93.2 million inflow for the six months ended August 2, 2020. The change was primarily driven by a higher investment in working capital based on strong net sales growth during the six months ended August 1, 2021 and a net increase in cash interest payments of $43.6 million. The higher interest payments were associated with the repayment of all accrued and unpaid interest on the Senior Term Loan, Senior 2024 Notes, and Senior 2025 Notes as part of the Refinancing Transactions. These factors were partially offset by higher gross profit driven in part by volume growth and price inflation. We expect cash interest payments for the remainder of fiscal 2021 to be substantially lower than fiscal 2020 as the Senior 2024 Notes and Senior 2025 Notes are no longer outstanding.
Investing Activities
Net cash used in investing activities decreased by $198.8 million to $12.9 million for the six months ended August 1, 2021 compared with $211.7 million for the six months ended August 2, 2020, primarily attributable to the acquisition of R&B in fiscal 2020, partially offset by the payment for the settlement of an interest rate swap in fiscal 2021.
Financing Activities
Net cash used in financing activities was a $202.3 million outflow for the six months ended August 1, 2021 compared with a $229.4 million inflow for the six months ended August 2, 2020. The change of $431.7 million was primarily attributable to a $1,076.8 million increase in outflows for debt repayments, net of debt issuances, discounts, issuance costs, and modification costs, and a $12.7 million increase in distributions to partners. The outflows were partially offset by net IPO proceeds of approximately $658.6 million, after deducting underwriting discounts, commissions and offering expenses paid.

Financing
New Senior Term Loan
Core & Main LP entered into the New Senior Term Loan that matures on July 27, 2028, with an original aggregate principal amount of $1,500.0 million. The New Senior Term Loan requires quarterly principal payments, payable on the last business day of each fiscal quarter in an amount equal to approximately 0.25% of the original principal amount of the New Senior Term Loan. The first quarterly principal payment is due on October 29, 2021. The remaining balance is payable upon final maturity of the New Senior Term Loan on July 27, 2028. The New Senior Term Loan bears interest at a LIBOR rate plus an applicable margin of 2.50%. The weighted average interest rate, excluding the effect of the interest rate swap, of Core & Main LP's outstanding borrowings under the New Senior Term Loan as of August 1, 2021 was 2.59%. See further discussion of the interest rate swap below. Based on quotes from financial institutions (i.e., level 2 of the fair value hierarchy) the fair value of the New Senior Term Loan was $1,485.0 million at August 1, 2021.
For additional information related to the New Senior Term Loan, see Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Asset-Based Credit Facility
Core & Main LP has an asset-based revolving credit facility with a borrowing capacity of up to $850.0 million, subject to borrowing base availability, with a maturity date of July 27, 2026. Borrowings under the ABL Credit Facility bear interest at either a LIBOR rate plus an applicable margin ranging from 1.25% to 1.75%, or an alternate base rate plus an applicable margin ranging from 0.25% to 0.75%, depending on the borrowing capacity under the ABL Credit Facility. Additionally, Core & Main LP pays a fee of 0.25% on unfunded commitments under the ABL Credit Facility. The book value of the ABL Credit Facility approximates fair value due to the variable interest rate nature of these borrowings; however there were no amounts outstanding as of August 1, 2021.
For additional information related to the ABL Credit Facility, see Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Potential for Future Debt Repurchases
We may repurchase or otherwise retire our debt and take other steps to reduce our debt or otherwise improve our financial position. These actions could include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and opportunistic refinancing of debt. The amount of debt that may be repurchased or otherwise retired, if any, will depend on market conditions, trading levels of our debt, cash position, compliance with debt covenants and other considerations. Our affiliates may also purchase debt from time to time, through open market purchases or other transactions. In such cases, our debt may not be retired, in which case we would continue to pay interest in accordance with the terms of the debt, and we would continue to reflect the debt as outstanding in our consolidated balance sheets.
Interest Rate Swap
On July 27, 2021, Core & Main LP entered into an interest rate swap in which it makes payments to a third-party based upon a fixed interest rate of 0.74% and receives payments based upon the one-month LIBOR rate, based on notional amounts associated with borrowings under the New Senior Term Loan. The measurement period of the instrument commenced on July 27, 2021 with a notional amount of $1,000.0 million. The notional amount decreases to $900.0 million on July 27, 2023, $800.0 million on July 27, 2024, and $700.0 million on July 27, 2025 through the instrument maturity on July 27, 2026. This instrument is intended to reduce the Company's exposure to variable interest rates under the New Senior Term Loan. As of August 1, 2021 this resulted in an effective fixed rate of 3.24%, based upon the 0.74% fixed rate plus an applicable margin of 2.50%, on $1,000.0 million of borrowings under the New Senior Term Loan.
The fair value of this cash flow interest rate swap was a $1.5 million liability as of August 1, 2021 which is included within other liabilities in the Balance Sheet. Fair value is based upon the present value of future cash flows under the terms of the contract and observable market inputs (level 2). Significant inputs used in determining fair value include forward looking one-month LIBOR rates and the discount rate applied to projected cash flows.
Purchase Obligations
As of August 1, 2021, the Company had agreements in place with various vendors to purchase goods and services, primarily inventory, in the aggregate amount of $916.8 million. These purchase obligations are generally cancelable, but the Company foresees no intent to cancel. Payment is generally expected to be made during fiscal 2021 for these obligations.

Leases
The Company occupies certain facilities and operates certain equipment and vehicles under operating leases that expire at various dates through the year 2036. Future aggregate rental payments under non-cancelable operating leases as of August 1, 2021 were as follows: $27.8 million in the remainder of fiscal 2021, $44.1 million in fiscal 2022, $34.9 million in fiscal 2023, $24.6 million in fiscal 2024, $15.7 million in fiscal 2025 and $19.5 million thereafter.

Non-GAAP Financial Measures
In addition to providing results that are determined in accordance with GAAP, we present EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. These measures are not considered measures of financial performance or liquidity under GAAP and the items excluded therefrom are significant components in understanding and assessing our financial performance or liquidity. These measures should not be considered in isolation or as alternatives to GAAP measures such as net income attributable to Core & Main, Inc., cash provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of our financial performance or liquidity.
We define EBITDA as net income attributable to Core & Main, Inc. adjusted for non-controlling interests, depreciation and amortization, provision for income taxes and interest expense. We define Adjusted EBITDA as EBITDA as further adjusted for certain items management believes are not reflective of the underlying operations of our business, including (a) loss on debt modification and extinguishment, (b) equity-based compensation, (c) expenses associated with the IPO Transaction and (d) expenses associated with acquisition activities. Net income attributable to Core & Main, Inc. is the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA.
We use EBITDA and Adjusted EBITDA to assess the operating results and effectiveness and efficiency of our business, Adjusted EBITDA includes amounts otherwise attributable to non-controlling interests as we manage the consolidated company and evaluate operating performance in a similar manner. We present these non-GAAP financial measures because we believe that investors consider them to be important supplemental measures of performance, and we believe that these measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Non-GAAP financial measures as reported by us may not be comparable to similarly titled metrics reported by other companies and may not be calculated in the same manner. These measures have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. For example, EBITDA and Adjusted EBITDA:

• do not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on debt;

• do not reflect income tax expenses, the cash requirements to pay taxes or related distributions;

• do not reflect cash requirements to replace in the future any assets being depreciated and amortized; and

• exclude certain transactions or expenses as allowed by the various agreements governing our indebtedness.

EBITDA and Adjusted EBITDA are not alternative measures of financial performance or liquidity under GAAP and therefore should be considered in conjunction with net income attributable to Core & Main, Inc. and other performance measures such as gross profit or net cash provided by or used in operating, investing or financing activities and not as alternatives to such GAAP measures. In evaluating Adjusted EBITDA, you should be aware that, in the future, we may incur expenses similar to those eliminated in this presentation.

The following table sets forth a reconciliation of net income attributable to Core & Main, Inc. to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Net income attributable to Core & Main, Inc.	$26.5		$53.9
Plus: net loss attributable to non-controlling interests	(17.0)		(17.0)
Net income	9.5	$18.1	36.9	$14.9
Depreciation and amortization (1)	34.4	35.3	69.1	69.7
Provision for income taxes	3.1	6.4	9.3	5.1
Interest expense	36.8	35.0	72.3	68.2
EBITDA	$83.8	$94.8	$187.6	$157.9
Loss on debt modification and extinguishment	50.4	—	50.4	—
Equity-based compensation	18.5	1.0	19.5	2.0
Acquisition expenses (2)	1.2	3.2	3.2	7.8
IPO Transaction expenses (3)	1.3	—	3.6	—
Adjusted EBITDA	$155.2	$99.0	$264.3	$167.7
(1)Includes depreciation of certain assets which are reflected in “cost of sales” in our historical statement of operations.
(2)Represents expenses associated with acquisition activities, including transaction costs, post-acquisition employee retention bonuses, severance payments, expense recognition of purchase accounting fair value adjustments (excluding amortization) and contingent consideration adjustments.
(3)Represents costs related to the IPO Transaction.
Recently Issued and Adopted Accounting Pronouncements and Accounting Pronouncements Issued But Not Yet Adopted
See Note 2 of our unaudited condensed consolidated financial statements.
Critical Accounting Policies and Estimates
A summary of our significant accounting policies is included in Note 2 of our unaudited condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates and assumptions are based on historical experiences and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results of operations and require management judgment. Our critical accounting policies and estimates are described below.
Revenue Recognition
Our revenues are earned from contracts with customers. These contracts include written agreements and purchase orders as well as arrangements that are implied by customary business practices or law. The revenue contracts are primarily single performance obligations for the sale of product or performance of services for customers. Revenue is recognized when title is passed to the customer in an amount that reflects the consideration we expect to be entitled to in exchange for the products and services, which is net of sales tax, customer incentives, returns and discounts. For product sales, the transfer of title generally occurs at the point of destination for products shipped by internal fleet and at the point of shipping for products shipped by third-party carriers. Estimates for expected customer incentives, returns and discounts are based on historical experience, anticipated performance and management’s judgment. Generally, our contracts do not contain significant financing as the standard sales terms are short term in nature.

Inventories
Inventories consist primarily of finished goods and are carried at the lower of cost or net realizable value. The cost of substantially all inventories is determined by the weighted average cost method. We evaluate our inventory value at the end of each quarter to ensure that it is carried at the lower of cost or net realizable value. This evaluation includes an analysis of historical physical inventory results and a review of potential excess and obsolete inventories based on inventory aging and anticipated future demand. Periodically, perpetual inventory records are adjusted to reflect any declines in net realizable value below inventory carrying cost. To the extent historical physical inventory results are not indicative of future results and if future events impact, either favorably or unfavorably, the salability of our products or our relationship with certain key vendors, our inventory reserves could differ significantly, resulting in either higher or lower future inventory provisions. The carrying value of inventory includes the capitalization of inbound freight costs and is net of vendor rebates and purchase discounts for products not yet sold.
Consideration Received from Vendors
We enter into agreements with many of our vendors providing for inventory purchase rebates (“vendor rebates”) upon achievement of specified volume purchasing levels. We accrue the receipt of vendor rebates as part of our cost of sales for products sold based on progress towards earning the vendor rebates, taking into consideration cumulative purchases of inventory to the measurement date and projected purchases through the end of the year. An estimate of vendor rebates is included in the carrying value of inventory at each period end for vendor rebates to be received on products not yet sold. While we believe we will continue to receive consideration from vendors in fiscal 2021 and thereafter, there can be no assurance that vendors will continue to provide comparable amounts of vendor rebates in the future.

Impairment of Long-Lived Assets
Long-lived assets, including property and equipment and finite-lived intangibles, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Management periodically assesses for triggering events and discusses any significant changes in the utilization of long-lived assets, which may result from, but are not limited to, an adverse change in the asset’s physical condition or a significant adverse change in the business climate. To analyze recoverability, we project undiscounted future cash flows over the remaining life of the asset. If these projected cash flows are less than the carrying amount, an impairment loss is recognized based on the fair value of the asset less any costs of disposition. Our judgment regarding the existence of impairment indicators are based on market and operational performance. Future events could cause us to conclude that impairment indicators exist and that assets are impaired. Evaluating the impairment also requires us to estimate future operating results and cash flows that require judgment by management. If different estimates were used, the amount and timing of asset impairments could be affected.
Goodwill
In performing goodwill assessments, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions and market place data. There are inherent uncertainties related to these factors and judgment in applying them to the analysis of goodwill impairment. Since judgment is involved in performing goodwill valuation analyses, there is risk that the carrying value of our goodwill may be overstated. During the fiscal 2020 annual assessment, we tested goodwill for impairment by performing a quantitative assessment that compared the fair value of the reporting unit with its carrying value. We determined the fair value of our reporting unit through a combination of an income approach based on the present value of discounted cash flows and a market approach based on the sales and EBITDA multiples from operations and purchase transaction of comparable companies. Determining fair value in the income approach required utilization of significant assumptions, including discount rate and sales growth rates. Significant assumptions used in the market approach included EBITDA multiples for the peer public companies. The cash flows employed in the discounted cash flow analysis were based on our long-range forecasts and an estimated terminal value. The discount rate used in the discounted cash flow analysis was intended to reflect the risks inherent in the future cash flows of the respective reporting unit. For the market approach, we evaluated comparable company public trading values and recent transactions, using EBITDA multiples and sales multiples that were used to value the reporting unit.
We test goodwill during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. When the book value exceeds the fair value of the goodwill, we record an impairment charge equal to this difference.

Acquisitions
We enter into acquisitions to strategically expand in underpenetrated products and markets. When we acquire a business or assets that are determined to meet the definition of a business, we allocate the purchase consideration paid to acquire the business to the assets and liabilities acquired based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. If during the measurement period (a period not to exceed 12 months from the acquisition date) we receive additional information that existed as of the acquisition date but at the time of the original allocation described above was unknown to us, we make the appropriate adjustments to the purchase price allocation in the reporting period that the amounts are determined.
For each acquisition, we value intangible assets acquired which may include customer relationships, non-compete agreements and/or trademarks. Customer relationship intangible assets represent the value associated with those customer relationships in place at the date of the acquisition. We value customer relationships using an excess earnings method using various inputs such as customer attrition rate, revenue growth rate, gross margin percentage and discount rate. Cash flows associated with the existing relationships are expected to diminish over time due to customer turnover. We reflect this expected diminishing cash flow through the utilization of an annual customer attrition rate assumption and in its method of amortization. Non-compete intangible assets represent the value associated with non-compete agreements for former executives in place at the date of the acquisition. Trademark intangible assets represent the value associated with the brand names in place at the date of the acquisition.
Income Taxes
As a result of the Reorganization Transactions, Core & Main became the general partner of Holdings, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Holdings is not generally subject to U.S. federal and certain state and local income taxes. Any taxable income or loss from Holdings is passed through to and included in the taxable income or loss of its partners, including Core & Main, following the Reorganization Transactions. Core & Main is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to Core & Main’s allocable share of any taxable income or loss of Holdings following the Reorganization Transactions.
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date.
We recognize deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If its determined that the Company is able to realize deferred tax assets in the future in excess of their net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
Uncertain tax positions are recorded on the basis of a two-step process in which (1) it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We record interest and penalties related to uncertain tax positions in the provision for income taxes in the unaudited Condensed Consolidated Statements of Operations.
Tax Receivable Agreements
Under the Tax Receivable Agreements, we expect to generate tax attributes that will reduce amounts that we would otherwise pay in the future to various tax authorities.
The Former Limited Partners Tax Receivable Agreement provides for the payment by us to certain Former Limited Partners, or their permitted transferees, of 85% of the tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of (i) certain tax attributes of the Partnership Interests we hold in respect of such Former Limited Partners’ interest in us, including such attributes which resulted from such Former Limited Partners’ prior acquisition of ownership interests in Holdings and our allocable share of existing tax basis acquired in connection with the IPO Transaction attributable to the Former Limited Partners and (ii) certain other tax benefits.

The Continuing Limited Partners Tax Receivable Agreement provides for the payment by us to the Continuing Limited Partners, or their permitted transferees, of 85% of the benefits, if any, that we realize, or in some circumstances are deemed to realize, as a result of (i) increases in tax basis or other similar tax benefits as a result of exchanges of Partnership Interests for cash or shares of our Class A common stock pursuant to the Exchange Agreement, dated as of July 22, 2021 (the “Exchange Agreement”), by and among Core & Main, Holdings, CD&R Waterworks Holdings, LLC and Core & Main Management Feeder (“Management Feeder”), (ii) our allocable share of existing tax basis acquired in connection with the IPO Transaction attributable to the Continuing Limited Partners and in connection with exchanges of Partnership Interests for cash or shares of our Class A common stock pursuant to the Exchange Agreement and (iii) our utilization of certain other tax benefits related to our entering into the Continuing Limited Partners Tax Receivable Agreement, including tax benefits attributable to payments under the Continuing Limited Partners Tax Receivable Agreement. We expect to obtain an increase in our share of the tax basis in the net assets of Holdings as Partnership Interests are exchanged by Continuing Limited Partners. We intend to treat any exchanges of Partnership Interests as direct purchases of Partnership Interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that it would otherwise pay in the future to various tax authorities.
We will receive the full benefit in tax savings from relevant taxing authorities and provide payment of 85% of the amount of any tax benefits we actually realize to the Former Limited Partners or Continuing Limited Partners, as applicable, or their permitted transferees. We expect to benefit from the remaining 15% of any cash tax savings that we realize. For the Tax Receivable Agreements, we will assess the tax attributes to determine if it is more likely than not that the benefit of any deferred tax assets will be realized. Following that assessment, we will recognize a liability under the applicable Tax Receivable Agreements, reflecting approximately 85% of the expected future realization of such tax benefits. Amounts payable under the Tax Receivable Agreements are contingent upon, among other things, (i) generation of sufficient future taxable income during the term of the applicable Tax Receivable Agreements and (ii) future changes in tax laws. The establishment of the $88.6 million liability as of August 1, 2021 under the Former Limited Partners Tax Receivable Agreements did not impact earnings as the payments were recorded against equity since Core & Main entered into the Tax Receivable Agreements as part of common control transactions.
Equity-Based Compensation
We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. That cost is recognized over the requisite service period (generally the vesting period), which is the period during which an employee is required to provide service in exchange for the award.
In connection with the Reorganization Transactions, which included the recapitalization of Management Feeder and entry into the Exchange Agreement, the equity awards issued by Holdings and held by Management Feeder were deemed to be modified for accounting purposes. We calculated the incremental fair value associated with the modification and will recognize this incremental fair value immediately for each vested award with no remaining service period and over the remaining service period associated with each unvested award. The incremental fair value associated with previously vested awards was expensed immediately as there was no remaining service period.
Basic and Diluted Loss per Share
Basic loss per share is computed by dividing net loss attributable to Core & Main for the period following the Reorganization Transactions by the weighted average number of shares of Class A common stock outstanding during the same period. Shares of Class A common stock issued during that period, including shares of Class A common stock issued in the IPO Transaction, were weighted for the portion of that period in which the shares of Class A common stock were outstanding. We did not apply the two-class method because shares of Class B common stock do not participate in earnings or losses of Core & Main. As a result, no earnings or loss per share of Class B common stock was presented. Losses allocated to holders of non-controlling interests were excluded from losses available to the Class A common stock. There were no preferred dividends and no shares of preferred stock outstanding for the period.
The diluted net loss per share calculation includes the basic weighted average number of shares of Class A common stock outstanding plus the dilutive impact of potential outstanding shares of Class A common stock that would be issued upon exchange of Partnership Interests and shares of Class B common stock, under the if-converted method, if dilutive. The treasury stock method is applied to outstanding awards, including unvested Partnership Interests and outstanding stock appreciation rights.

Non-controlling Interests
The non-controlling interests represent the Partnership Interests of Holdings held by the Continuing Limited Partners. Income or loss is attributed to the non-controlling interests based on the weighted average percentage of Partnership Interests held by Continuing Limited Partners, excluding unvested Partnership Interests held by Management Feeder, relative to all Partnership Interests of Holdings during the period following the Reorganization Transactions. The non-controlling interests’ ownership percentage may fluctuate over time as the Continuing Limited Partners exchange Partnership Interests and shares of Class B common stock for shares of Class A common stock and Partnership Interests held by Management Feeder vest.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of August 1, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These risks include fluctuations in interest rates and commodity prices, including price fluctuations related to our commodity-based products.
Interest Rate Risk
Our credit facilities bear interest at a floating rate, generally LIBOR plus an applicable margin. As a result, we are exposed to fluctuations in interest rates to the extent of our net borrowings under the New Senior Term Loan and the ABL Credit Facility, which were $1,500.0 million at August 1, 2021. As of August 1, 2021, excluding the impact of any interest rate swap, each one percentage point change in interest rates would result in an approximately $15.0 million change in the annual interest expense on the New Senior Term Loan. As of August 1, 2021, assuming availability was fully utilized and excluding the impact of any interest rate swap instruments, each one percentage point change in interest rates would result in an approximately $8.4 million change in annual interest expense on the ABL Credit Facility. See “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Key Factors Affecting Our Business—Interest Rates.”
Credit Risk
We are exposed to credit risk on accounts receivable balances. This risk is mitigated due to our large, diverse customer base. In fiscal 2020, our 50 largest customers accounted for approximately 10% of our net sales, with our largest customer accounting for less than 1% of net sales. We maintain provisions for potential credit losses and such losses to date have normally been within our expectations. We evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts receivable need to be recorded. We have historically not been exposed to a material amount of uncollectible receivable balances.
Price Risk
We are exposed to price fluctuations in commodity-based products and our ability to reflect these changes, in a timely manner, in our customer pricing. Such commodity-based products include PVC, ductile iron, fusible HDPE and steel and copper pipe and tubing products. Our operating performance may be affected by both upward and downward price fluctuations. To the extent we are able to pass price increases on to our customers in a timely manner, increases in our product costs correspondingly increase the price levels of the products we sell. Conversely, decreases in our product costs can correspondingly reduce our margins if we are required to lower the price levels of the products we sell in order to remain competitive in our markets. We are also exposed to fluctuations in petroleum costs as we deliver a substantial portion of the products we sell by truck and fluctuations in prices for imported products due to logistical challenges. We seek to minimize the effects of inflation and changing prices through economies of purchasing and inventory management resulting in cost reductions and productivity improvements as well as price increases to maintain reasonable gross margins. Such commodity price fluctuations have from time to time produced volatility in our financial performance and could do so in the future.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that, as of August 1, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost–effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
We are, from time to time, party to various claims and legal proceedings arising out of our ordinary course of business. We do not believe that any existing claims or proceedings, individually or in the aggregate, will have a material adverse effect on our business, consolidated financial condition or results of operations.
Item 1A. Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed in the Prospectus. There have been no material changes to the risk factors disclosed in the Prospectus.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
On April 9, 2021, Core & Main issued 100 shares of common stock to Holdings for aggregate consideration of $100.00.
Pursuant to the Reorganization Transactions in connection with the IPO Transaction, Core & Main issued 119,950,882 shares of Class A common stock to the Former Limited Partners, including as a result of the Blocker Mergers, in exchange for 119,950,882 Partnership Interests in Holdings, together with the retirement of 119,950,882 shares of Class A common stock, held by such Former Limited Partners.
Each of the offers, sales and issuances of the securities described above was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. No underwriters were involved in the above transactions.

(b) Use of Proceeds
On July 27, 2021, we completed the initial public offering of our Class A common stock pursuant to a Registration Statement on Form S-1 (File No. 333-256382) that was declared effective by the SEC on July 22, 2021. In the aggregate, we sold 40,116,279 shares of Class A common stock at the public offering price of $20.00 per share, which includes 5,232,558 shares sold in connection with the exercise in full of the underwriters’ option to purchase additional shares of Class A common stock, which closed on August 20, 2021. The offering did not terminate before all of the securities registered in the Registration Statement were sold. The representatives of the several underwriters in the offering were Goldman Sachs & Co. LLC, Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC. The following table shows the per share underwriting discounts and commissions paid by us to the underwriters:

Per Share
Initial public offering price	$20.000
Underwriting discounts and commissions	0.975
Proceeds, before expenses, to Core & Main	$19.025
The total net proceeds of the IPO, after deducting underwriting discounts and commissions and transaction costs directly attributable to the IPO Transaction, were approximately $755.4 million. We used all of the net proceeds from the IPO to purchase 40,116,279 newly issued Partnership Interests of Holdings. Holdings and Core & Main LP used the net proceeds directly or indirectly received from us to redeem the Senior 2024 Notes and Senior 2025 Notes in full at the applicable redemption prices and repay outstanding indebtedness under the Senior Term Loan, plus, in each case, accrued and unpaid interest, with the remaining net proceeds intended to be used for general corporate purposes.
We incurred costs relating to the IPO Transaction in the amount of $11.4 million. There has been no material change in the use of the IPO net proceeds from the use of proceeds described in the Prospectus.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Description

2.1
Master Reorganization Agreement, dated as of July 22, 2021, by and among Core & Main, Inc., CD&R Associates X Waterworks, L.P., CD&R Waterworks Holdings GP, Ltd., CD&R WW Holdings, L.P., CD&R Waterworks Holdings, L.P., Core & Main Management Feeder, LLC, Core & Main GP, LLC, CD&R Plumb Buyer, LLC, Core & Main Holdings, LP, CD&R Fund X Waterworks B1, L.P., CD&R Fund X-A Waterworks B, L.P., CD&R Fund X Advisor Waterworks B, L.P., CD&R WW Holdings, LLC, CD&R WW, LLC, CD&R WW Advisor, LLC, Brooks Merger Sub 1, Inc., Brooks Merger Sub 2, Inc. and CD&R Waterworks Holdings, LLC (incorporated by reference to Exhibit 2.1 to Core & Main’s Current Report on Form 8-K, filed on July 28, 2021).

3.1	Amended and Restated Certificate of Incorporation of Core & Main, Inc. (incorporated by reference to Exhibit 3.1 to Core & Main’s Current Report on Form 8-K, filed on July 28, 2021).

3.2	Amended and Restated By-laws of Core & Main, Inc. (incorporated by reference to Exhibit 3.2 to Core & Main’s Current Report on Form 8-K, filed on July 28, 2021).

10.1
Second Amended and Restated Agreement of Limited Partnership of Core & Main Holdings, LP (incorporated by reference to Exhibit 10.1 to Core & Main’s Current Report on Form 8-K, filed on July 28, 2021).

10.2
Registration Rights Agreement, dated as of July 27, 2021, by and among Core & Main, Inc., CD&R Waterworks Holdings, LLC, CD&R Fund X Advisor Waterworks B, L.P., CD&R Fund X Waterworks B1, L.P. and CD&R Fund X-A Waterworks B, L.P. (incorporated by reference to Exhibit 10.2 to Core & Main’s Current Report on Form 8-K, filed on July 28, 2021).

10.3
Stockholders Agreement, dated as of July 22, 2021, by and among Core & Main, Inc., CD&R Waterworks Holdings, LLC, CD&R Fund X Advisor Waterworks B, L.P., CD&R Fund X Waterworks B1, L.P., and CD&R Fund X-A Waterworks B, L.P. (incorporated by reference to Exhibit 10.3 to Core & Main’s Current Report on Form 8-K, filed on July 28, 2021).

10.4
Termination Agreement, dated as of July 27, 2021, by and between Core & Main LP and Clayton, Dubilier & Rice, LLC (incorporated by reference to Exhibit 10.4 to Core & Main’s Current Report on Form 8-K, filed on July 28, 2021).

10.5
Termination Agreement, dated as of July 27, 2021, by and among Core & Main LP, Core & Main, Inc. and CD&R WW, LLC (incorporated by reference to Exhibit 10.5 to Core & Main’s Current Report on Form 8-K, filed on July 28, 2021).

10.6
Former Limited Partners Tax Receivable Agreement, dated as of July 22, 2021, by and among Core & Main, Inc., Core & Main Holdings, LP, CD&R Fund X Advisor Waterworks B, L.P., CD&R Fund X Waterworks B1, L.P. and CD&R Fund X-A Waterworks B, L.P. (incorporated by reference to Exhibit 10.6 to Core & Main’s Current Report on Form 8-K, filed on July 28, 2021).

10.7
Continuing Limited Partners Tax Receivable Agreement, dated as of July 22, 2021, by and among Core & Main, Inc., Core & Main Holdings, LP, CD&R Waterworks Holdings, LLC, and Core & Main Management Feeder, LLC (incorporated by reference to Exhibit 10.7 to Core & Main’s Current Report on Form 8-K, filed on July 28, 2021).

10.8
Exchange Agreement, dated as of July 22, 2021 by and among Core & Main, Inc., Core & Main Holdings, LP, CD&R Waterworks Holdings, LLC and Core & Main Management Feeder, LLC (incorporated by reference to Exhibit 10.8 to Core & Main’s Current Report on Form 8-K, filed on July 28, 2021).

10.9.1
Credit Agreement, dated as of August 1, 2017, by and among Core & Main LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other financial institutions and lenders from time to time party thereto (incorporated by reference to Exhibit 10.1.5 to Core & Main’s Registration Statement on Form S-1, filed on May 21, 2021 (File No. 333-256382)).

10.9.2
Lender Joinder Agreement, dated as of July 8, 2019, by and among Core & Main LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the additional lender party thereto (incorporated by reference to Exhibit 10.1.6 to Core & Main’s Registration Statement on Form S-1, filed on May 21, 2021 (File No. 333-256382)).

10.9.3
First Amendment to the Credit Agreement, dated as of July 27, 2021, by and among Core & Main LP, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.9 to Core & Main’s Current Report on Form 8-K, filed on July 28, 2021).

10.10.1
Credit Agreement, dated as of August 1, 2017, by and among Core & Main LP, as borrower, Citibank, N.A., as administrative agent and collateral agent, and the other financial institutions and lenders from time to time party thereto (incorporated by reference to Exhibit 10.1.1 to Core & Main’s Registration Statement on Form S-1, filed on May 21, 2021 (File No. 333-256382)).

10.10.2
Amendment No. 1 to the Credit Agreement, dated as of July 8, 2019, by and among Core & Main LP, as borrower, Citibank, N.A., as administrative agent and collateral agent, and the other financial institutions and lenders party thereto (incorporated by reference to Exhibit 10.1.2 to Core & Main’s Registration Statement on Form S-1, filed on May 21, 2021 (File No. 333-256382)).

10.10.3
Amendment No. 2 to the Credit Agreement, dated as of May 4, 2020, by and among Core & Main LP, as borrower, Citibank, N.A., as administrative agent and collateral agent, and the other financial institutions and lenders party thereto (incorporated by reference to Exhibit 10.1.3 to Core & Main’s Registration Statement on Form S-1, filed on May 21, 2021 (File No. 333-256382)).

10.10.4
Amendment No. 3 to the ABL Credit Agreement, dated as of July 27, 2021, by and among Core & Main LP, the several banks and other financial institutions party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.10 to Core & Main’s Current Report on Form 8-K, filed on July 28, 2021).

10.11
Form of Indemnification Agreement entered into between Core & Main, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.8 to Core & Main’s Registration Statement on Form S-1, filed on July 6, 2021 (File No. 333-256382)).

10.12
Indemnification Agreement, dated as of August 1, 2017, among Core & Main Holdings, LP, Core & Main LP, CD&R and the other parties thereto (incorporated by reference to Exhibit 10.9 to Core & Main’s Registration Statement on Form S-1, filed on May 21, 2021 (File No. 333-256382)).

10.13
Employment Agreement, dated as of March 9, 2018, by and between Core & Main LP and Stephen O. LeClair (incorporated by reference to Exhibit 10.10 to Core & Main’s Registration Statement on Form S-1, filed on May 21, 2021 (File No. 333-256382)).†

10.14
Employment Agreement, dated as of February 9, 2018, by and between Core & Main LP and Mark R. Witkowski (incorporated by reference to Exhibit 10.11 to Core & Main’s Registration Statement on Form S-1, filed on May 21, 2021 (File No. 333-256382)).†

10.15
Employment Agreement, dated as of February 9, 2018, by and between Core & Main LP and Laura K. Schneider (incorporated by reference to Exhibit 10.12 to Core & Main’s Registration Statement on Form S-1, filed on May 21, 2021 (File No. 333-256382)).†

10.16
Employment Agreement, dated as of February 9, 2018, by and between Core & Main LP and Bradford A. Cowles (incorporated by reference to Exhibit 10.13 to Core & Main’s Registration Statement on Form S-1, filed on May 21, 2021 (File No. 333-256382)).†

10.17
Amended and Restated Core & Main Holdings, LP Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Core & Main’s Registration Statement on Form S-1, filed on July 6, 2021 (File No. 333-256382)).†

10.18	Form of Executive Common Unit and Profits Unit Agreement (incorporated by reference to Exhibit 10.15 to Core & Main’s Registration Statement on Form S-1, filed on July 6, 2021 (File No. 333-256382)).†

10.19	Form of Core & Main, Inc. Board Compensation Letter (incorporated by reference to Exhibit 10.16 to Core & Main’s Registration Statement on Form S-1, filed on July 6, 2021 (File No. 333-256382)).†

10.20	Core & Main, Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Core & Main’s Registration Statement on Form S-8, filed on July 23, 2021 (File No. 333-258128)).†

10.21	Core & Main, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Core & Main’s Registration Statement on Form S-8, filed on July 23, 2021 (File No. 333-258128)).†

31.1
Certification by Stephen O. LeClair, Core & Main’s Principal Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification by Mark R. Witkowski, Core & Main’s Principal Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Stephen O. LeClair, Core & Main’s Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification by Mark R. Witkowski, Core & Main’s Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).*

* Filed herewith.
** Furnished herewith.
† Identifies each management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 14, 2021	CORE & MAIN, INC.

	By:	/s/ Stephen O. LeClair
Name: Stephen O. LeClair
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark R. Witkowski
Name: Mark R. Witkowski
Title: Chief Financial Officer
(Principal Financial Officer)