Form 10-Q
period 2021-10-31
Core & Main, Inc.
filed 2021-12-07
CIK 1856525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of December 7, 2021, there were 160,067,161 shares of the registrant’s Class A common stock, par value $0.01 per share, and 85,853,383 shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding.

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
•our ability to manage our inventory effectively, including during periods of supply chain disruptions;
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

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements
CORE & MAIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Amounts in millions (except share and per share data), unaudited

	October 31, 2021	January 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$4.9	$380.9
Receivables, net of allowance for credit losses of $5.4 and $4.6	946.1	556.8
Inventories	721.2	383.8
Prepaid expenses and other current assets	24.7	15.6
Total current assets	1,696.9	1,337.1
Property, plant and equipment, net	90.7	86.2
Operating lease right-of-use assets	158.7	128.5
Intangible assets, net	899.3	919.2
Goodwill	1,515.4	1,452.7
Other assets	19.8	—
Total assets	$4,380.8	$3,923.7

LIABILITIES AND PARTNERS’ CAPITAL/STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$15.0	$13.0
Accounts payable	613.3	325.7
Accrued compensation and benefits	97.6	70.7
Current operating lease liabilities	48.7	42.8
Other current liabilities	68.0	70.1
Total current liabilities	842.6	522.3
Long-term debt	1,459.0	2,251.7
Non-current operating lease liabilities	110.1	85.9
Deferred income taxes	97.7	232.1
Payable to related parties pursuant to Tax Receivable Agreements	91.8	—
Other liabilities	20.9	31.0
Total liabilities	2,622.1	3,123.0
Commitments and contingencies
Partners’ capital	—	800.7
Class A common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 160,067,161 shares issued and outstanding as of October 31, 2021	1.6	—
Class B common stock, par value $0.01 per share, 500,000,000 shares authorized, 85,853,383 shares issued and outstanding as of October 31, 2021	0.9	—
Additional paid-in capital	1,168.7	—
Retained earnings	44.4	—
Accumulated other comprehensive income	7.7	—
Total partners’ capital/stockholders’ equity attributable to Core & Main, Inc.	1,223.3	800.7
Non-controlling interests	535.4	—
Total partners’ capital/stockholders’ equity	1,758.7	800.7
Total liabilities and partners’ capital/stockholders’ equity	$4,380.8	$3,923.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in millions (except share and per share data), unaudited

	Three Months Ended		Nine Months Ended
	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020

Net sales	$1,404.8	$1,012.5	$3,757.5	$2,810.5
Cost of sales	1,034.2	768.1	2,804.9	2,136.3
Gross profit	370.6	244.4	952.6	674.2
Operating expenses:
Selling, general and administrative	187.9	144.8	533.6	418.6
Depreciation and amortization	35.2	34.9	102.6	102.7
Total operating expenses	223.1	179.7	636.2	521.3
Operating income	147.5	64.7	316.4	152.9
Interest expense	13.0	35.6	85.3	103.8
Loss on debt modification and extinguishment	0.3	—	50.7	—
Income before provision for income taxes	134.2	29.1	180.4	49.1
Provision for income taxes	24.9	7.5	34.2	12.6
Net income	109.3	$21.6	146.2	$36.5
Less: net income attributable to non-controlling interests (1)	44.9		27.9
Net income attributable to Core & Main, Inc. (1)	$64.4		$118.3

Earnings per share (2)
Basic	$0.41		$0.27
Diluted	$0.39		$0.26
Number of shares used in computing EPS (2)
Basic	158,986,524		156,869,487
Diluted	244,582,116		243,080,600

(1) Prior to the Reorganization Transactions, as described in Note 1, there was no income attributable to Core & Main, Inc. See Note 1 for a description of the Basis of Presentation of the consolidated financial statements.

(2) Represents basic and diluted earnings per share of Class A common stock and weighted average shares of Class A common stock outstanding for the three months ended October 31, 2021 and the period from July 23, 2021 through October 31, 2021, which is the period following the Reorganization Transactions described in Note 1. The Company analyzed the calculation of earnings per share for the periods prior to the Reorganization Transactions and determined that it resulted in values that would not be meaningful to the users of the condensed consolidated financial statements. Therefore, there is no earnings per share attributable to Core & Main, Inc. for the periods prior to the Reorganization Transactions on July 22, 2021.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Amounts in millions, unaudited

	Three Months Ended		Nine Months Ended
	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020

Net income	$109.3	$21.6	$146.2	$36.5
Net interest rate swap gain, net of tax expense of $(2.8), $(0.3), $(4.0) and $(0.2)	14.4	1.8	21.0	1.0
Total comprehensive income	123.7	$23.4	167.2	$37.5
Less: comprehensive income attributable to non-controlling interests	50.8		35.1
Total comprehensive income attributable to Core & Main, Inc.	$72.9		$132.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL/
STOCKHOLDERS’ EQUITY
Amounts in millions (except share and per share data), unaudited

		Class A Common Stock		Class B Common Stock
	Partners’ Capital	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests	Total Stockholders’ Equity/ Partners’ Capital
Balances at January 31, 2021	$800.7	—	$—	—	$—	$—	$—	$—	$—	$800.7
Equity investment from partners	0.3	—	—	—	—	—	—	—	—	0.3
Equity-based compensation	1.0	—	—	—	—	—	—	—	—	1.0
Net income attributable to partners' capital	27.4	—	—	—	—	—	—	—	—	27.4
Net interest rate swap gain, net of tax	1.9	—	—	—	—	—	—	—	—	1.9
Distributions to partners	(10.4)	—	—	—	—	—	—	—	—	(10.4)
Balances at May 2, 2021	820.9	—	—	—	—	—	—	—	—	820.9
Equity-based compensation	14.0	—	—	—	—	—	—	—	—	14.0
Net income attributable to partners' capital	46.5	—	—	—	—	—	—	—	—	46.5
Net interest rate swap gain, net of tax	1.7	—	—	—	—	—	—	—	—	1.7
Distributions to partners	(12.5)	—	—	—	—	—	—	—	—	(12.5)
Balances at July 22, 2021 prior to Reorganization Transactions and IPO	870.6	—	—	—	—	—	—	—	—	870.6
Reclassification of partners’ capital	(870.6)	—	—	—	—	870.6	—	—	—	—
Reorganization transactions	—	119,950,882	1.2	85,853,383	0.9	(2.1)	—	—	—	—
Reclassification of non-controlling interests upon reorganization	—	—	—	—	—	(299.5)	(2.3)	—	301.8	—
Issuance of Class A Shares, net of issuance costs	—	34,883,721	0.3	—	—	655.6	—	—	—	655.9
Non-controlling interests adjustment for purchase of Partnership Interests from Core & Main Holdings, LP	—	—	—	—	—	(180.1)	(0.2)	—	180.3	—
Adjustment of deferred tax liability associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	—	139.6	—	—	—	139.6
Impact of Former Limited Partners Tax Receivable Agreement	—	—	—	—	—	(88.6)	—	—	—	(88.6)
Net loss	—	—	—	—	—	—	—	(20.0)	(17.0)	(37.0)
Equity-based compensation	—	—	—	—	—	2.9	—	—	1.6	4.5
Net old interest rate swap gain, net of tax	—	—	—	—	—	—	2.5	—	1.8	4.3
Net new interest rate swap loss, net of tax	—	—	—	—	—	—	(0.8)	—	(0.5)	(1.3)
Non-controlling interests adjustment for vesting of Core & Main Holdings, LP Partnership Interests held by non-controlling interests	—	—	—	—	—	(8.1)	—	—	8.1	—
Balances at August 1, 2021	—	154,834,603	1.5	85,853,383	0.9	1,090.3	(0.8)	(20.0)	476.1	1,548.0
Net income	—	—	—	—	—	—	—	64.4	44.9	109.3
Equity-based compensation	—	—	—	—	—	1.8	—	—	0.9	2.7
Net new interest rate swap gain, net of tax	—	—	—	—	—	—	8.5	—	5.9	14.4
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(16.1)	(16.1)
Issuance of Class A Shares, net of issuance costs	—	5,232,558	0.1	—	—	99.4	—	—	—	99.5
Adjustment of deferred tax liability associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	—	4.1	—	—	—	4.1
Impact of Former Limited Partners Tax Receivable Agreement	—	—	—	—	—	(3.2)	—	—	—	(3.2)
Non-controlling interests adjustment for purchase of Partnership Interests and vesting of Core & Main Holdings, LP Partnership Interests held by non-controlling interests	—	—	—	—	—	(23.7)	—	—	23.7	—
Balances at October 31, 2021	$—	160,067,161	$1.6	85,853,383	$0.9	$1,168.7	$7.7	$44.4	$535.4	$1,758.7
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL/
STOCKHOLDERS’ EQUITY (continued)
Amounts in millions, unaudited

		Class A Common Stock		Class B Common Stock
	Partners’ Capital	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Non-Controlling Interests	Total Stockholders’ Equity/ Partners’ Capital
Balances at February 2, 2020	$770.5	—	$—	—	$—	$—	$—	$—	$—	$770.5
Equity investment from partners	0.7	—	—	—	—	—	—	—	—	0.7
Equity-based compensation	1.0	—	—	—	—	—	—	—	—	1.0
Net loss attributable to partners’ capital	(3.2)	—	—	—	—	—	—	—	—	(3.2)
Net interest rate swap loss, net of tax	(2.4)	—	—	—	—	—	—	—	—	(2.4)
Distributions to partners	(0.2)	—	—	—	—	—	—	—	—	(0.2)
Balances at May 3, 2020	766.4	—	—	—	—	—	—	—	—	766.4
Equity investment from partners	0.1	—	—	—	—	—	—	—	—	0.1
Equity-based compensation	1.0	—	—	—	—	—	—	—	—	1.0
Net income attributable to partners’ capital	18.1	—	—	—	—	—	—	—	—	18.1
Net interest rate swap gain, net of tax	1.6	—	—	—	—	—	—	—	—	1.6
Distributions to partners	(6.6)	—	—	—	—	—	—	—	—	(6.6)
Balances at August 2, 2020	780.6	—	—	—	—	—	—	—	—	780.6
Equity-based compensation	1.1	—	—	—	—	—	—	—	—	1.1
Net income attributable to partners’ capital	21.6	—	—	—	—	—	—	—	—	21.6
Unrealized derivative gain, net of tax	1.8	—	—	—	—	—	—	—	—	1.8
Distributions to partners	(3.0)	—	—	—	—	—	—	—	—	(3.0)
Balances at November 1, 2020	$802.1	—	$—	—	$—	$—	$—	$—	$—	$802.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in millions, unaudited

	Nine Months Ended
	October 31, 2021	November 1, 2020
Cash Flows From Operating Activities:
Net income	$146.2	$36.5
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	112.3	114.3
Provision for bad debt	1.4	2.1
Non-cash inventory charge	0.8	0.6
Equity-based compensation expense	22.2	3.1
Loss on debt modification and extinguishment	48.7	—
Other	(8.2)	(0.5)
Changes in assets and liabilities:
(Increase) decrease in receivables	(373.8)	(107.0)
(Increase) decrease in inventories	(304.7)	(34.0)
(Increase) decrease in other assets	(8.2)	3.4
Increase (decrease) in accounts payable	278.9	121.1
Increase (decrease) in accrued liabilities	18.9	0.7
Increase (decrease) in other liabilities	(0.7)	13.9
Net cash (used in) provided by operating activities	(66.2)	154.2
Cash Flows From Investing Activities:
Capital expenditures	(12.0)	(8.3)
Acquisitions of businesses, net of cash acquired	(172.2)	(217.2)
Settlement of interest rate swap	(5.2)	—
Proceeds from the sale of property and equipment	0.5	0.2
Net cash used in investing activities	(188.9)	(225.3)
Cash Flows From Financing Activities:
IPO proceeds, net of underwriting discounts and commissions	663.7	—
Offering proceeds from underwriters’ option, net of underwriting discounts and commissions	99.5	—
Payments for offering costs	(7.8)	—
Investments from non-controlling interest holders	0.3	0.8
Distributions to non-controlling interest holders	(30.9)	(9.8)
Borrowings on asset-based revolving credit facility	—	460.0
Repayments on asset-based revolving credit facility	—	(460.0)
Issuance of long-term debt	1,500.0	250.0
Repayments of long-term debt	(2,314.8)	(9.8)
Payment of contingent consideration	(0.3)	—
Payment of debt redemption premiums	(17.5)	—
Debt issuance costs	(13.1)	(8.1)
Net cash (used in) provided by financing activities	(120.9)	223.1
(Decrease) increase in cash and cash equivalents	(376.0)	152.0
Cash and cash equivalents at the beginning of the period	380.9	180.9
Cash and cash equivalents at the end of the period	$4.9	$332.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in millions, except as noted, unaudited

1)    BASIS OF PRESENTATION & DESCRIPTION OF BUSINESS
Organization
Core & Main, Inc. (“Core & Main”) is a Delaware corporation that was incorporated on April 9, 2021 for the purpose of facilitating an initial public offering and other related transactions, as described below, in order to carry on the business of Core & Main Holdings, LP, a Delaware limited partnership (“Holdings”), and its consolidated subsidiaries. Core & Main is a holding company and its sole material asset is its ownership interest in Holdings, a portion of which is held indirectly through CD&R WW, LLC. Holdings has no operations and no material assets of its own other than its indirect ownership interest in Core & Main LP, a Florida limited partnership, the legal entity that conducts the operations of Core & Main. Core & Main, together with its wholly-owned subsidiaries, including Holdings and its consolidated subsidiaries, are referred to as the “Company”.
The Company is a leading specialized distributor of water, wastewater, storm drainage and fire protection products and related services to municipalities, private water companies and professional contractors across municipal, non-residential and residential end markets nationwide. The Company’s specialty products and services are used in the maintenance, repair, replacement, and construction of water and fire protection infrastructure. The Company reaches customers through a nationwide network of approximately 300 branches across 48 states. The Company’s products include pipes, valves, fittings, storm drainage products, fire protection products, meter products and other products for use in the construction, maintenance and repair of water and waste-water systems as well as fire protection systems. The Company has complemented its core products through additional offerings, including smart meter systems, fusible high density polyethylene (“fusible HDPE”) piping solutions and specifically engineered treatment plant products, services and geosynthetics used in erosion control. The Company’s services and capabilities allow for integration with customers and form part of their sourcing and procurement function. All of the Company’s long-lived assets are located within the United States (“U.S.”).
Initial Public Offering
On July 27, 2021, Core & Main completed its initial public offering of 34,883,721 shares of Class A common stock at a price to the public of $20.00 per share (the “IPO”). Core & Main received net proceeds of approximately $663.7 million, after deducting underwriting discounts and commissions. All of the net proceeds from the IPO, less $7.8 million of transactions costs directly attributable to the IPO, were utilized to purchase 34,883,721 newly issued limited partner interests of Holdings (“Partnership Interests”) for approximately $655.9 million in the aggregate. In turn, Holdings and Core & Main LP utilized the net proceeds of the IPO directly or indirectly received from Core & Main in the Refinancing Transactions (as defined below in Note 6), as discussed in Note 6.
On August 20, 2021, Core & Main issued 5,232,558 shares of Class A common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares of Class A common stock in connection with the IPO at the initial public offering price of $20.00 per share before underwriting discounts and commissions (the “IPO Overallotment Option Exercise”). Core & Main received net proceeds of approximately $99.5 million after deducting underwriting discounts and commissions. All of the net proceeds were utilized to purchase 5,232,558 newly issued Partnership Interests of Holdings at a price per unit equal to the public offering price per share less underwriting discounts and commissions. In turn, Holdings and Core & Main LP utilized the net proceeds of the IPO Overallotment Option Exercise directly or indirectly received from Core & Main for general corporate purposes.
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
•Core & Main’s acquisition of the Partnership Interests held by certain Former Limited Partners (as defined below) and the issuance of Class A common stock to the Former Limited Partners, pursuant to the mergers of CD&R WW Advisor, LLC and CD&R WW Holdings, LLC (the “Blocker Companies”) with and into Core & Main via merger subsidiaries of Core & Main (the “Blocker Mergers”); and

•entry into a Master Reorganization Agreement, dated as of July 22, 2021 (the “Master Reorganization Agreement”), with Holdings, the Continuing Limited Partners (as defined below), the Blocker Companies, CD&R Waterworks Holdings GP, CD&R Associates X Waterworks, L.P., CD&R WW Holdings, L.P., Core & Main GP, LLC, CD&R Plumb Buyer, LLC, CD&R Fund X Advisor Waterworks B, L.P., CD&R Fund X Waterworks B1, L.P., CD&R Fund X-A Waterworks B, L.P., CD&R WW, LLC, Brooks Merger Sub 1, Inc. and Brooks Merger Sub 2, Inc. Pursuant to the Master Reorganization Agreement, the Former Limited Partners received Partnership Interests in exchange for their indirect ownership interests in Holdings and exchanged these Partnership Interests for shares of Class A common stock of Core & Main prior to the consummation of the IPO.
The Former Limited Partners are defined as CD&R Fund X Advisor Waterworks B, L.P., CD&R Fund X Waterworks B1, L.P., CD&R Fund X-A Waterworks B, L.P. and the other Original Limited Partners (as defined below) that transferred all or a portion of their Partnership Interests (including those held indirectly through the Blocker Companies) for shares of Class A common stock in connection with the Reorganization Transactions and the IPO, and represent entities that transferred all of their Partnership Interests (including Partnership Interests held indirectly through certain “blocker” corporations) for shares of Class A common stock in connection with the consummation of the Reorganization Transactions.
The Continuing Limited Partners are defined as CD&R Waterworks Holdings, LLC (“CD&R Waterworks Holdings”) and Core & Main Management Feeder, LLC (“Management Feeder”), and represent the Original Limited Partners that continued to own Partnership Interests after the Reorganization Transactions and that are entitled to exchange their Partnership Interests, together with the retirement of a corresponding number of shares of Class B common stock for shares of Class A common stock.
The Original Limited Partners are defined as CD&R Waterworks Holdings, the Former Limited Partners and Management Feeder and represent the direct and indirect owners of Holdings prior to the Reorganization Transactions and the IPO.
Immediately following and as a result of the IPO and Reorganization Transactions and the use of proceeds therefrom as described above:
•the investors in the IPO collectively held 34,883,721 shares of Class A common stock and, following the closing of the issuance and sale of an additional 5,232,558 shares of Class A common stock on August 20, 2021 pursuant to the IPO Overallotment Option Exercise, collectively held 40,116,279 shares of Class A common stock;
•the Former Limited Partners collectively held 119,950,882 shares of Class A common stock;
•Core & Main, directly or indirectly through its wholly-owned subsidiary, held 154,834,603 Partnership Interests and, following the closing of the issuance and sale of an additional 5,232,558 shares of Class A common stock described above and the issuance of an additional 5,232,558 Partnership Interests from Holdings to Core & Main, held 160,067,161 Partnership Interests; and
•the Continuing Limited Partners collectively held 85,853,383 Partnership Interests and 85,853,383 shares of Class B common stock.
Core & Main is a holding company whose sole material asset is its direct and indirect ownership interest in Holdings, which also is a holding company and indirectly holds the sole equity interests in the Company’s operating subsidiary. Because Core & Main is the general partner of Holdings, it operates and controls all of the business and affairs of Holdings, and through Holdings and its subsidiaries, conducts the Company’s business. Accordingly, Core & Main consolidates Holdings on its consolidated financial statements and records a non-controlling interest related to the Partnership Interests held by the Continuing Limited Partners on its consolidated statements of operations and comprehensive income. The ownership interest of the Continuing Limited Partners related to Partnership Interests held by the Continuing Limited Partners is reflected as non-controlling interests in Core & Main’s condensed consolidated financial statements.
As the Reorganization Transactions are accounted for as transactions between entities under common control, the financial statements for the periods prior to the IPO and Reorganization Transactions have been adjusted to combine previously separate entities for presentation purposes. These entities include Core & Main, Holdings and its consolidated subsidiaries and the Blocker Companies. Prior to the Reorganization Transactions, Core & Main had no operations and the Blocker Companies were holding companies for indirect investments in Holdings. The Blocker Companies had no operations but did receive distributions from Holdings associated with their tax obligations from allocations of Holdings' taxable income. As such, the Blocker Companies' financial statements reflected tax provisions and operating cash outflows for payments to taxing authorities. Their balance sheets collectively included $330.0 million of goodwill and deferred tax liabilities and equity. In connection with the Blocker Mergers, Core & Main assumed the balance sheets of the Blocker Companies.

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
Segments
The Company’s chief operating decision maker (“CODM”) manages the business as a single operating and reportable segment. The Company operates approximately 300 branch locations across the U.S. The nature of the products and services, vendors, customers and distribution methods are similar across branches. Accordingly, the CODM evaluates the performance of the business and makes management decisions on a consolidated basis. Performance is most notably measured based on Adjusted EBITDA at the consolidated level. The consolidated performance of the Company is utilized to determine incentive compensation for executive officers, annual merit decisions, management of national vendor relationships, allocation of resources and in evaluating acquisitions and the Company's capital structure.
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. Both the three months ended October 31, 2021 and three months ended November 1, 2020 included 13 weeks, and both the nine months ended October 31, 2021 and nine months ended November 1, 2020 included 39 weeks. The current fiscal year ending January 30, 2022 (“fiscal 2021”) will include 52 weeks.
Estimates
Management has made a number of estimates and assumptions relating to the reporting of certain assets and liabilities, the disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses in preparing the elements of these financial statements in conformity with U.S. GAAP. Actual results could differ from these estimates.
Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 to Holdings' audited consolidated financial statements in the Prospectus. There have been no significant changes to these policies which have had a material impact on the Company’s interim unaudited condensed consolidated financial statements and related notes during the three and nine months ended October 31, 2021, except as noted below.

Income Taxes
As a result of the Reorganization Transactions, Core & Main became the general partner of Holdings, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Holdings is generally not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss from Holdings is passed through to and included in the taxable income or loss of its partners, including Core & Main, following the Reorganization Transactions. Core & Main is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to Core & Main’s allocable share of any taxable income or loss of Holdings following the Reorganization Transactions.
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date.
The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. If it is determined that the Company is not able to realize deferred tax assets in the future, a valuation allowance would be established, which would impact the provision for income taxes.
Uncertain tax positions are recorded on the basis of a two-step process in which (1) it is determined if a tax position is more-likely-than-not of being sustained on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company records interest and penalties related to uncertain tax positions in the provision for income taxes in the unaudited Condensed Consolidated Statements of Operations.
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
Tax Receivable Agreements
In connection with the Reorganization Transactions and the IPO, Core & Main entered into a tax receivable agreement with the Former Limited Partners (the “Former Limited Partners Tax Receivable Agreement”) and a tax receivable agreement with the Continuing Limited Partners (the “Continuing Limited Partners Tax Receivable Agreement”) (collectively, the “Tax Receivable Agreements”). Under these agreements, Core & Main expects to generate tax attributes that will reduce amounts that it would otherwise pay in the future to various tax authorities.
The Former Limited Partners Tax Receivable Agreement provides for the payment by Core & Main to certain Former Limited Partners, or their permitted transferees, of 85% of the tax benefits, if any, that Core & Main actually realizes, or in some circumstances is deemed to realize, as a result of (i) certain tax attributes of the Partnership Interests Core & Main holds in respect of such Former Limited Partners’ interest in Core & Main, including such attributes which resulted from such Former Limited Partners’ prior acquisition of ownership interests in Holdings and Core & Main's allocable share of existing tax basis acquired in connection with the IPO attributable to the Former Limited Partners and (ii) certain other tax benefits.

The Continuing Limited Partners Tax Receivable Agreement provides for the payment by Core & Main to the Continuing Limited Partners, or their permitted transferees, of 85% of the benefits, if any, that Core & Main realizes, or in some circumstances is deemed to realize, as a result of (i) increases in tax basis or other similar tax benefits as a result of exchanges of Partnership Interests for cash or shares of Class A common stock pursuant to the Exchange Agreement, dated as of July 22, 2021 (the “Exchange Agreement”), by and among Core & Main, Holdings, CD&R Waterworks Holdings and Management Feeder, (ii) Core & Main’s allocable share of existing tax basis acquired in connection with the IPO attributable to the Continuing Limited Partners and in connection with exchanges of Partnership Interests for cash or shares of Class A common stock pursuant to the Exchange Agreement and (iii) Core & Main’s utilization of certain other tax benefits related to Core & Main's entering into the Continuing Limited Partners Tax Receivable Agreement, including tax benefits attributable to payments under the Continuing Limited Partners Tax Receivable Agreement. Core & Main expects to obtain an increase in its share of the tax basis in the net assets of Holdings as Partnership Interests are exchanged by Continuing Limited Partners. Core & Main intends to treat any exchanges of Partnership Interests as direct purchases of Partnership Interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that it would otherwise pay in the future to various tax authorities.
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
Basic and Diluted Earnings per Share
Basic earnings per share is computed by dividing net income attributable to Core & Main for the period following the Reorganization Transactions by the weighted average number of shares of Class A common stock outstanding during the same period. Shares of Class A common stock issued during that period, including shares of Class A common stock issued in the IPO and the IPO Overallotment Option Exercise, were weighted for the portion of that period in which the shares of Class A common stock were outstanding. The Company did not apply the two-class method because shares of Class B common stock do not participate in earnings or losses of Core & Main. As a result, no earnings per share of Class B common stock were presented. Net income allocated to holders of non-controlling interests was excluded from net income available to the Class A common stock. There were no preferred dividends and no shares of preferred stock outstanding for the period.
The diluted net earnings per share calculation includes the basic weighted average number of shares of Class A common stock outstanding plus the dilutive impact of potential outstanding shares of Class A common stock that would be issued upon exchange of Partnership Interests together with the retirement of a corresponding number of shares of Class B common stock, under the if-converted method, if dilutive. The treasury stock method is applied to outstanding awards, including unvested Partnership Interests and outstanding stock appreciation rights.

Non-controlling Interests
The non-controlling interests represent the Partnership Interests of Holdings held by the Continuing Limited Partners. Income or loss is attributed to the non-controlling interests based on the weighted average percentage of Partnership Interests held by Continuing Limited Partners, excluding unvested Partnership Interests held by Management Feeder, relative to all Partnership Interests of Holdings during the period following the Reorganization Transactions. Non-controlling interests presented in the consolidated Balance Sheets represents, the ownership percentage of Partnership Interests held by Continuing Limited Partners as of the balance sheet date multiplied by the equity of Holdings, prior to distributions, less distributions to non-controlling interest holders. The non-controlling interests’ ownership percentage may fluctuate over time as the Continuing Limited Partners exchange Partnership Interests, together with the retirement of a corresponding number of shares of Class B common stock, for shares of Class A common stock and Partnership Interests held by Management Feeder vest.

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
Accounting for Income Taxes - In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside tax basis. The transition requirements are dependent upon each amendment within ASU 2019-12 and will be applied either prospectively or retrospectively. The Company adopted the provisions of ASU 2019-12, during the first quarter of fiscal 2021. The adoption of ASU 2019-12 did not result in a material impact to the Company’s financial position, results of operations or cash flows upon adoption.
Not Yet Adopted
Reference Rate Reform - In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by ASU 2020-04 are effective for prospective contract modifications made and qualifying hedging relationships entered into as of March 12, 2020 through December 31, 2022. As discussed in Note 6, the debt modification performed by the Company on July 27, 2021 did not qualify under the guidance of ASU 2020-04 as the debt and interest rate swap instruments continue to reference LIBOR. At the time of a qualifying transaction and/or modification of debt and interest rate swap instruments to replace LIBOR with a new interest rate index, the Company will consider the application of ASU 2020-04.

3)    REVENUE
Disaggregation of Revenue
The following table represents net sales disaggregated by product category:

	Three Months Ended		Nine Months Ended
Product Category	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
Pipes, valves & fittings products	$943.4	$683.9	$2,536.2	$1,844.2
Storm drainage products	206.3	136.2	508.8	382.8
Fire protection products	152.4	104.6	409.0	313.8
Meter products	102.7	87.8	303.5	269.7
Total Net Sales	$1,404.8	$1,012.5	$3,757.5	$2,810.5

4)    ACQUISITIONS
L&M Acquisition
On August 30, 2021, the Company completed the acquisition of certain assets and assumption of certain liabilities of L&M Bag & Supply Co., Inc. (“L&M”) in a transaction valued up to $60.0 million, subject to working capital adjustments (the “L&M Acquisition”). L&M is a specialized supplier of geotextile fabrics and geogrids, as well as silt fences, turbidity barriers and safety fences, weed control fabric and sod staples. The transaction price was funded with cash on hand.
The following represents the preliminary allocation of the transaction price to the fair value of identifiable assets acquired and liabilities assumed in the L&M Acquisition. The amounts below are preliminary, as the Company is still in the process of completing the valuation of certain tangible and intangible assets acquired as part of the L&M Acquisition.

L&M Acquisition
Accounts receivable	$7.1
Inventories	16.2
Intangible assets	19.0
Goodwill	17.8
Operating lease right-of-use assets	2.4
Other assets, current and non-current	4.3
Total assets acquired	66.8
Accounts payable	2.0
Operating lease liabilities	2.4
Net assets acquired	$62.4
The following reconciles the total consideration to net assets acquired:

L&M Acquisition
Total consideration, net of cash	$62.4
Plus: Cash acquired in acquisition	—
Total net assets acquired	$62.4
Pacific Pipe Acquisition
On August 9, 2021, the Company completed the acquisition of all of the outstanding shares of Pacific Pipe Company, Inc. (“Pacific Pipe”) in a transaction valued up to $102.5 million, subject to working capital adjustments (the “Pacific Pipe Acquisition”). Pacific Pipe has four branch locations and serves municipalities and contractors in the water, wastewater, storm drainage and irrigation industries throughout Hawaii with a broad product offering. The transaction price was funded with cash on hand.
The following represents the preliminary allocation of the transaction price to the fair value of identifiable assets acquired and liabilities assumed in the Pacific Pipe Acquisition. The amounts below are preliminary, as the Company is still in the process of completing the valuation of certain tangible and intangible assets acquired as part of the Pacific Pipe Acquisition.

Pacific Pipe Acquisition
Cash	$1.7
Accounts receivable	8.9
Inventories	16.9
Intangible assets	46.7
Goodwill	43.0
Operating lease right-of-use assets	16.9
Other assets, current and non-current	6.1
Total assets acquired	140.2
Accounts payable	6.0
Deferred tax liability	11.7
Operating lease liabilities	16.9
Other liabilities, current and non-current	0.1
Net assets acquired	$105.5
The following reconciles the total consideration to net assets acquired:

Pacific Pipe Acquisition
Total consideration, net of cash	$103.8
Plus: Cash acquired in acquisition	1.7
Total net assets acquired	$105.5
In connection with the Pacific Pipe Acquisition, the Company purchased all of the outstanding shares of Pacific Pipe, a corporate entity, and assumed Pacific Pipe’s tax basis in their assets and liabilities. This resulted in the recognition of $11.7 million in deferred tax liabilities as part of the purchase price allocation, as further described in Note 7.
R&B Co.
On March 11, 2020, the Company completed the acquisition of all of the outstanding shares of R&B Co. (“R&B”) in a transaction valued at $215.0 million, subject to a working capital adjustment (the “R&B Acquisition”). The transaction price consisted of $212.0 million of initial cash consideration, subject to working capital adjustments, and $3.0 million of contingent consideration to be paid upon satisfaction of certain conditions to either the sellers of R&B or certain former R&B employees and recognized as compensation expense. During the nine months ended October 31, 2021, the Company settled the R&B contingent consideration liability. This resulted in a financing cash outflow of $0.3 million to the R&B sellers for the nine months ended October 31, 2021. With the R&B Acquisition, the Company added approximately ten branch locations to the business, which expanded the Company's presence in California and strengthened the Company's ability to offer complementary waterworks products and fusible services. The transaction price was funded with cash on hand.
The following represents the final allocation of the transaction price to the fair value of identifiable assets acquired and liabilities assumed in the R&B Acquisition.

R&B Acquisition
Cash	$2.7
Accounts receivable	25.0
Inventories	19.8
Intangible assets	114.5
Goodwill	88.4
Operating lease right-of-use assets	9.5
Other assets, current and non-current	10.7
Total assets acquired	270.6
Accounts payable	17.5
Deferred tax liability	31.2
Operating lease liabilities	9.5
Other liabilities, current and non-current	3.6
Net assets acquired	$208.8

The following reconciles the total consideration to net assets acquired:

R&B Acquisition
Total consideration, net of cash	$207.4
Plus: Cash acquired in acquisition	2.7
Less: Working capital adjustment	(1.3)
Total consideration	208.8
Less: non-cash contingent consideration	—
Net assets acquired	$208.8
The R&B Acquisition included a contingent consideration arrangement of up to $3.0 million that was payable to the R&B sellers if certain R&B employees failed to complete a post-acquisition one-year service period. The range of the undiscounted amounts payable by the Company under the contingent consideration agreement was between zero and $3.0 million. The fair value of the contingent consideration recognized on the acquisition date of zero was determined based on the expectation that all former R&B employees would be retained during the one-year retention period (a level 3 fair value measurement based on unobservable inputs).
In connection with the R&B Acquisition, the Company purchased all of the outstanding shares of R&B, a corporate entity, and assumed R&B’s tax basis in their assets and liabilities. This resulted in the recognition of $31.2 million in deferred tax liabilities as part of the purchase price allocation, as further described in Note 7.
Other Acquisitions
During fiscal 2021, the Company completed the acquisition of certain assets and liabilities in transactions valued at $5.8 million, subject to working capital adjustments (the “Other 2021 Acquisitions”). Given the lack of significance of these transactions, a full purchase price allocation has not been presented. However, a substantial portion of the aggregate purchase price was allocated to customer relationships, goodwill and net working capital.
In the above transactions, to the extent applicable, the excess of purchase price over net tangible and intangible assets acquired resulted in goodwill, which represents the assembled workforce and anticipated long-term growth in new markets, customers and products. Goodwill associated with the L&M Acquisition and the Other 2021 Acquisitions are fully deductible by the Company for U.S. income tax purposes.
Pro Forma Financial Information
The following pro forma information presents a summary of the results of operations for the periods indicated as if the Pacific Pipe and L&M acquisitions had been completed as of February 3, 2020 and the R&B Acquisition and associated senior notes issuance had been completed as of February 4, 2019. The pro forma financial information is based on the historical financial information for the Company and Pacific Pipe, L&M and R&B, along with certain pro forma adjustments. These pro forma adjustments consist primarily of:
•Increased amortization expense related to the intangible assets acquired in the Pacific Pipe, L&M and R&B acquisitions;
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
•The related income tax effects of the aforementioned adjustments and legal entity restructuring performed to effect the R&B Acquisition; and
•The related income tax effects of the aforementioned adjustments to the provision for income taxes for Core & Main.
The following pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the Pacific Pipe, L&M and R&B acquisitions occurred on the assumed dates, nor is it necessarily an indication of future operating results. In addition, the pro forma information does not reflect the cost of any integration activities, benefits from any synergies that may be derived from the Pacific Pipe, L&M and R&B acquisitions or revenue growth that may be anticipated.

	Three Months Ended		Nine Months Ended
	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
Net sales	$1,410.8	$1,047.5	$3,834.5	$2,931.0
Net income	$111.8	$24.3	$155.6	$35.7
As a result of integration of the Pacific Pipe, L&M and R&B acquisitions, including the consolidation of certain acquired and existing branches, it is impracticable to identify the explicit financial performance associated with the Pacific Pipe, L&M and R&B acquisitions. As such, the Company has not presented the post-acquisition net sales and net income for the Pacific Pipe, L&M and R&B acquisitions.
Intangible Assets
For the Pacific Pipe, L&M and R&B acquisitions discussed above, the Company valued intangible assets acquired, which included customer relationships, non-compete agreements, and trademarks.
The customer relationship intangible assets represent the value associated with those customer relationships in place at the date of the Pacific Pipe, L&M and R&B acquisitions. The Company valued the customer relationships using an excess earnings method using various inputs such as customer attrition rate, revenue growth rate, gross margin percentage and discount rate. Cash flows associated with the existing relationships are expected to diminish over time due to customer turnover. The Company reflected this expected diminishing cash flow through the utilization of an annual customer attrition rate assumption and in its method of amortization.
The non-compete intangible asset represents the value associated with a non-compete agreement for former executives in place at the date of the Pacific Pipe, L&M and R&B acquisitions. The trademark intangible asset represents the value associated with the brand names in place at the date of the Pacific Pipe, L&M and R&B acquisitions.
A summary of the intangible assets acquired and assumptions utilized in the valuation for the Pacific Pipe, L&M and R&B acquisitions are as follows:

	Intangible Asset Amount	Amortization Period	Discount Rate	Attrition Rate
L&M Acquisition
Customer relationships	$18.6	10 years	15.5%	15.0%
Non-compete agreement	0.1	5 years	15.5%	N/A
Trademark	0.3	2 years	15.5%	N/A

Pacific Pipe Acquisition
Customer relationships	$45.9	10 years	11.5%	10.0%
Non-compete agreement	0.3	5 years	11.5%	N/A
Trademark	0.5	2 years	11.5%	N/A

R&B Acquisition
Customer relationships	$113.7	15 years	10.0%	7.5%
Non-compete agreement	0.4	5 years	10.0%	N/A
Trademark	0.4	1 year	10.0%	N/A
Acquisition-Related Costs
Acquisition-related costs, which are included within selling, general and administrative expenses, for the Pacific Pipe, L&M and R&B acquisitions and the Other 2021 Acquisitions were as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
L&M Acquisition	$0.7	$—	$0.9	$—
Pacific Pipe Acquisition	1.0	—	1.2	—
R&B Acquisition	—	—	—	1.4
Other 2021 Acquisitions	—	—	—	—

5)    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The carrying amount of the Company’s goodwill included in its Balance Sheets is as follows:

	October 31, 2021	January 31, 2021
Gross Goodwill	$1,515.4	$1,452.7
Accumulated Impairment	—	—
Net Goodwill	$1,515.4	$1,452.7
The changes in the carrying amount of goodwill are as follows:

Nine Months Ended
October 31, 2021
Beginning Balance	$1,452.7
Goodwill acquired during the year	62.9
Goodwill adjusted during the year	(0.2)
Ending balance	$1,515.4
Adjustments to goodwill during the nine months ended October 31, 2021 were related to acquisitions completed during the nine months ended October 31, 2021 and measurement period adjustments related to the R&B Acquisition, as further described in Note 4.
Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company does not amortize goodwill, but does assess the recoverability of goodwill on an annual basis during the fourth quarter. If an event occurs or circumstances change that would “more likely than not” reduce the fair value of a reporting unit below its carrying value, an interim impairment test would be performed between annual tests.
Intangible Assets
The Company’s intangible assets included in its Balance Sheets consist of the following:

	October 31, 2021			January 31, 2021
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Customer relationships	$1,344.1	$446.7	$897.4	$1,276.8	$358.8	$918.0
Other intangible assets	3.8	1.9	1.9	2.6	1.4	1.2
Total	$1,347.9	$448.6	$899.3	$1,279.4	$360.2	$919.2
Amortization expense related to intangible assets was as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
Amortization expense	$30.6	$29.6	$88.4	$87.8
The estimated aggregate amortization expense on intangible assets owned by the Company for the remainder of fiscal 2021 and the next four full fiscal years is expected to be as follows:

Fiscal 2021	$30.9
Fiscal 2022	116.7
Fiscal 2023	107.4
Fiscal 2024	99.2
Fiscal 2025	92.9

6)    DEBT
Debt consisted of the following:

	October 31, 2021		January 31, 2021
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
Senior Term Loan due August 2024	$—	$—	$13.0	$—
Senior Term Loan due July 2028	15.0	—	—	—
Long-term debt:
Senior Term Loan due August 2024	—	—	1,248.0	19.1
Senior Notes due September 2024	—	—	300.0	8.9
Senior Notes due August 2025	—	—	750.0	14.8
ABL Credit Facility due July 2026	—	—	—	3.5
Senior Term Loan due July 2028	1,481.3	22.3	—	—
	1,481.3	22.3	2,298.0	46.3
Total	$1,496.3	$22.3	$2,311.0	$46.3
Debt Transactions
On July 27, 2021, Core & Main LP: (i) amended the terms of the credit agreement governing the senior term loan facility in an aggregate principal amount of $1,300.0 million maturing on August 1, 2024 issued by Core & Main LP (the “Prior Term Loan Facility”) in order to, among other things, enter into a new $1,500.0 million seven-year senior term loan (the “Senior Term Loan Facility”) and (ii) amended the terms of the credit agreement governing the senior asset-based revolving credit facility in order to, among other things, increase the aggregate amount of commitments by $150.0 million to $850.0 million overall and extend the maturity date from July 2024 to July 2026 (as amended, the “ABL Credit Facility”). Core & Main LP and Holdings utilized the net proceeds from the IPO, together with the net proceeds from borrowings under the Senior Term Loan Facility and cash on hand, to redeem (i) all $300.0 million aggregate principal amount of the senior unsecured notes due September 15, 2024 issued by Holdings (the “Senior 2024 Notes”) then outstanding at a redemption price equal to 102.000% of the aggregate principal amount thereof and (ii) all $750.0 million aggregate principal amount of the senior unsecured notes due August 15, 2025 issued by Core & Main LP (the “Senior 2025 Notes”) then outstanding at a redemption price equal to 101.531% of the aggregate principal amount thereof, plus, in each case, accrued and unpaid interest, by satisfying and discharging the indenture governing the Senior 2025 Notes at the closing of the IPO and redeeming the Senior 2025 Notes on August 15, 2021. Additionally, Core & Main LP repaid $1,257.8 million outstanding under the Prior Term Loan Facility, plus accrued and unpaid interest, and settled the interest rate swap associated with the Prior Term Loan Facility (collectively, the “Refinancing Transactions”).
The Company recorded a loss on debt modification and extinguishment of $50.7 million for the nine months ended October 31, 2021. The loss on debt modification and extinguishment included (i) the write off of $7.7 million in deferred financing fees associated with the redemption of the Senior 2024 Notes, (ii) the write off of $13.2 million in deferred financing fees associated with the redemption of the Senior 2025 Notes, (iii) the write off of $4.8 million in deferred financing fees associated with the settlement of the Prior Term Loan Facility, (iv) redemption premiums of $6.0 million and $11.5 million for the Senior 2024 Notes and Senior 2025 Notes, respectively, (v) the settlement of the cash flow interest rate swap of $5.2 million which had its changes in fair value previously attributed to accumulated other comprehensive loss, and (vi) third-party expenses for the Senior Term Loan Facility of $2.3 million.
The remaining debt obligations as of October 31, 2021 include the following debt agreements:

Senior Term Loan Facility
On July 27, 2021, Core & Main LP entered into the Senior Term Loan Facility that matures on July 27, 2028, with an aggregate principal amount of $1,500.0 million. The Senior Term Loan Facility requires quarterly principal payments, payable on the last business day of each fiscal quarter in an amount equal to approximately 0.25% of the original principal amount of the Senior Term Loan Facility. The first quarterly principal payment was made on October 29, 2021. The remaining balance is payable upon final maturity of the Senior Term Loan Facility on July 27, 2028. The Senior Term Loan Facility bears interest at a rate equal to (i) LIBOR plus, in each case, an applicable margin of 2.50% or (ii) the base rate, which will be the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) the overnight federal funds rate plus 0.50% per annum and (z) one-month LIBOR (adjusted for maximum reserves) plus 1.00% per annum, plus, in each case, an applicable margin of 1.50%. The weighted average interest rate, excluding the effect of an interest rate swap, of Core & Main LP’s outstanding borrowings under the Senior Term Loan Facility as of October 31, 2021 was 2.59%. See further discussion of the interest rate swap below. Based on quotes from financial institutions (i.e., level 2 of the fair value hierarchy), the fair value of the Senior Term Loan Facility was $1,483.2 million at October 31, 2021.
Asset-Based Credit Facility
Core & Main LP has an asset-based revolving credit facility with a borrowing capacity of up to $850.0 million, subject to borrowing base availability, with a maturity date of July 27, 2026. Borrowings under the ABL Credit Facility bear interest at either a LIBOR rate plus an applicable margin ranging from 1.25% to 1.75%, or an alternate base rate plus an applicable margin ranging from 0.25% to 0.75%, depending on the borrowing capacity under the ABL Credit Facility. Additionally, Core & Main LP pays a fee of 0.25% on unfunded commitments under the ABL Credit Facility. The book value of the ABL Credit Facility approximates fair value due to the variable interest rate nature of these borrowings; however there were no amounts outstanding as of October 31, 2021.
The aforementioned debt agreements include customary affirmative and negative covenants, which include, among other things, restrictions on Core & Main LP’s ability to pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. The Senior Term Loan Facility may require accelerated repayment based upon cash flows generated in excess of operating and investing requirements when the Consolidated Secured Leverage Ratio (as defined in the agreement governing the Senior Term Loan Facility) is greater than or equal to 3.25. In addition, the ABL Credit Facility requires Core & Main LP to comply with a consolidated fixed charge coverage ratio of greater than or equal to 1.00 when availability under the ABL Credit Facility is less than 10.0% of the lesser of (i) the then applicable borrowing base or (ii) the then aggregate effective commitments.

Substantially all of Core & Main LP’s assets are pledged as collateral for the Senior Term Loan Facility and the ABL Credit Facility.
The aggregate amount of debt payments for the remainder of fiscal 2021 and the next four full fiscal years are as follows:

Fiscal 2021	$3.8
Fiscal 2022	15.0
Fiscal 2023	15.0
Fiscal 2024	15.0
Fiscal 2025	15.0
Interest Rate Swaps
On February 28, 2018, Core & Main LP entered into an instrument pursuant to which it made payments to a third party based upon a fixed interest rate of 2.725% and received payments based upon the three-month LIBOR rate, based on a $500.0 million notional amount, which mirrored then outstanding borrowings under the Prior Term Loan Facility. On July 27, 2021, Core & Main LP repaid the approximately $1,257.8 million outstanding under the Prior Term Loan Facility and settled the interest rate swap. As of July 27, 2021, the remaining interest rate swap liability of $5.2 million was repaid as part of this settlement, and the associated accumulated other comprehensive loss was reclassified to the loss on debt modification and extinguishment as the interest rate swap interest payments will no longer occur.

	Three Months Ended		Nine Months Ended
Accumulated Other Comprehensive Loss	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
Beginning of period balance	$—	$(11.8)	$(7.9)	$(11.0)
Measurement adjustment (losses) for interest rate swap	—	(0.1)	—	(4.3)
Reclassification of expense to interest expense	—	2.2	9.3	5.5
Tax (expense) benefit on interest rate swap adjustments
Measurement adjustment (losses) for interest rate swap	—	—	—	0.6
Reclassification of expense to interest expense	—	(0.3)	(1.4)	(0.8)
End of period balance	$—	$(10.0)	$—	$(10.0)
On July 27, 2021, Core & Main LP entered into an instrument in which it makes payments to a third-party based upon a fixed interest rate of 0.74% and receives payments based upon the one-month LIBOR rate, based on notional amounts associated with borrowings under the Senior Term Loan Facility. The measurement period of the interest rate swap commenced on July 27, 2021 with a notional amount of $1,000.0 million. The notional amount decreases to $900.0 million on July 27, 2023, $800.0 million on July 27, 2024, and $700.0 million on July 27, 2025 through the instrument maturity on July 27, 2026. This instrument is intended to reduce the Company's exposure to variable interest rates under the Senior Term Loan Facility. As of October 31, 2021, this instrument resulted in an effective fixed rate of 3.24%, based upon the 0.74% fixed rate plus an applicable margin of 2.50%, on $1,000.0 million of borrowings under the Senior Term Loan Facility.
The fair value of this cash flow interest rate swap was a $15.7 million asset as of October 31, 2021, which is included within other assets in its Balance Sheet. Fair value is based upon the present value of future cash flows under the terms of the contract and observable market inputs (level 2). Significant inputs used in determining fair value include forward-looking one-month LIBOR rates and the discount rate applied to projected cash flows.

	Three Months Ended	Nine Months Ended
Accumulated Other Comprehensive Income (Loss)	October 31, 2021	October 31, 2021
Beginning of period balance	$(1.3)	$—
Measurement adjustment gain for interest rate swap	15.5	14.0
Reclassification of expense to interest expense	1.7	1.7
Tax expense on interest rate swap adjustments
Measurement adjustment gain for interest rate swap	(2.5)	(2.3)
Reclassification of expense to interest expense	(0.3)	(0.3)
End of period balance	$13.1	$13.1

7)    INCOME TAXES
As a result of the Reorganization Transactions, Core & Main became the general partner of Holdings, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Holdings is generally not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Holdings is passed through to and included in the taxable income or loss of its partners, including Core & Main, following the Reorganization Transactions. Core & Main is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its allocable share of any taxable income of Holdings following the Reorganization Transactions.
As the Reorganization Transactions are accounted for as transactions between entities under common control, the financial statements for the periods prior to the IPO and the Reorganization Transactions reflect the combination of previously separate entities for presentation purposes. These entities include Core & Main, Holdings and its consolidated subsidiaries and the Blocker Companies. The Blocker Companies were holding companies with indirect investments in Holdings. They had no operations but did receive distributions from Holdings for their tax obligations as a corporation based on the taxable income allocated to them from Holdings. The condensed consolidated financial statements for periods prior to the Reorganization Transactions reflect the provision for income taxes and related balances on the balance sheet for the Blocker Companies.

For the three months ended October 31, 2021 and November 1, 2020, the Company's effective tax rate was 18.6% and 25.8%, respectively. For the nine months ended October 31, 2021 and November 1, 2020, the Company's effective tax rate was 19.0% and 25.7%, respectively. The variations between the Company's estimated effective tax rate and the U.S. statutory rate are primarily due to the portion of the Company's earnings attributable to non-controlling interests following the Reorganization Transactions partially offset by certain permanent book-tax differences. The effective tax rates in the current year are lower than the prior year due to certain fixed tax expenses and permanent differences decreasing as a percentage of income before provision for income taxes.
The Company’s operations have resulted in income, and as such, the Company maintains no valuation allowance against its deferred tax assets, including tax attributes recognized in connection with the Reorganization Transactions as described below.
Tax Receivable Agreements and Reorganization Transactions
As discussed in Note 1, the Company entered into the Tax Receivable Agreements with the Former Limited Partners and the Continuing Limited Partners. Under these agreements, the Company expects to generate tax attributes that will reduce amounts that it would otherwise pay in the future to various tax authorities. The Tax Receivable Agreements provide for the payment to either the Former Limited Partners or Continuing Limited Partners, or their permitted transferees, of 85% of the tax benefits realized by the Company, or in some circumstances are deemed to realize.
In connection with the Reorganization Transactions, the Former Limited Partners exchanged Partnership Interests, together with the retirement of a corresponding number of shares of Class B common stock, for shares of Class A common stock of Core & Main. As a result of this exchange, the Company acquired certain tax attributes held by the Former Limited Partners. The Company expects that these tax attributes will reduce future payments to taxing authorities. As such, the Company recorded a payable associated with the Former Limited Partners Tax Receivable Agreement that represents their 85% share of these anticipated tax savings. As of October 31, 2021, the Company had recorded a $91.8 million payable to related parties pursuant to the Former Limited Partners Tax Receivable Agreement.
The Company also entered into the Continuing Limited Partners Tax Receivable Agreement that provides for payment to the Continuing Limited Partners of 85% of the amount of tax savings, if any, that Core & Main realizes, or is deemed to realize, as a result of redemptions or exchanges of Partnership Interests pursuant to the Exchange Agreement. As of October 31, 2021, no Continuing Limited Partners have exchanged Partnership Interests, together with the retirement of a corresponding number of shares of Class B common stock, for shares of Class A common stock; as such, the Company has not recorded a liability under the Continuing Limited Partners Tax Receivable Agreement.
The actual amount and timing of any payments under the Tax Receivable Agreements will vary depending upon a number of factors, including the timing of exchanges by the holders of Partnership Interests, the amount of gain recognized by such holders of Partnership Interests, the amount and timing of the taxable income the Company generates in the future and the federal tax rates then applicable. Assuming (i) that the Continuing Limited Partners exchanged all of their Partnership Interests at $27.36 per share of our Class A common stock (the closing stock price on October 29, 2021), (ii) no material changes in relevant tax law, (iii) a constant corporate tax rate of 25.1%, which represents a pro forma tax rate that includes a provision for U.S. federal income taxes and assumes the highest statutory rate apportioned to each state and local jurisdiction and (iv) that the Company earns sufficient taxable income in each year to realize on a current basis all tax benefits that are subject to the Continuing Limited Partners Tax Receivable Agreement, the Company would recognize a deferred tax asset (subject to offset with existing deferred tax liabilities) of approximately $836.9 million and a Continuing Limited Partners Tax Receivable Agreement liability of approximately $711.4 million, payable to the Continuing Limited Partners over the life of the Continuing Limited Partners Tax Receivable Agreement. The full exchange by the Continuing Limited Partners will also increase Core & Main's deferred tax liability associated with its investment in Holdings by $86.5 million. The foregoing amounts are estimates only and are subject to change.
Reorganization Transactions and IPO Deferred Tax Liability
Prior to the Reorganization Transactions, the Blocker Companies were holding corporations for indirect investments in Holdings. The Blocker Companies had no operations but did receive distributions from Holdings associated with their tax obligations from allocations of Holdings taxable income. As such, the Blocker Companies' financial statements reflected a deferred tax liability associated with the difference between their financial reporting investment and tax basis in Holdings. In connection with the Blocker Mergers, Core & Main assumed the balance sheets of the Blocker Companies. The assumed deferred tax liability was adjusted to reflect the IPO, the IPO Overallotment Option Exercise and subsequent book-tax differences. As of October 31, 2021, the Company had a $56.8 million deferred tax liability associated with the difference between Core & Main's financial reporting basis and the tax basis of Core & Main’s investment in Holdings.

Pacific Pipe Acquisition Deferred Tax Liability
On August 9, 2021, the Company completed the acquisition of all of the outstanding shares of Pacific Pipe Company, Inc., a corporation for income tax purposes. The acquisition was completed through Core & Main Buyer, Inc. (“Buyer”), a wholly-owned subsidiary of the Company. Buyer subsequently contributed Pacific Pipe to Core & Main LP. The Company assumed Pacific Pipe’s tax basis in its assets and liabilities, resulting in the recognition of $11.7 million of deferred tax liabilities, primarily associated with intangible assets, as part of the opening balance sheet. The taxable income that is allocated to Buyer, for its contribution of Pacific Pipe to Core & Main LP, is subject to corporate federal and state income tax in substantially all fifty states. As of October 31, 2021, this deferred tax liability was $11.7 million.
R&B Acquisition Deferred Tax Liability
On March 11, 2020, the Company completed the acquisition of all of the outstanding shares of R&B, a corporation for income tax purposes. The acquisition was completed through Buyer. Buyer subsequently contributed R&B to Core & Main LP, and then R&B was merged with Core & Main LP. The Company assumed R&B’s tax basis in its assets and liabilities, resulting in the recognition of $31.2 million of deferred tax liabilities, primarily associated with intangible assets, as part of the opening balance sheet. The taxable income that is allocated to Buyer, for its contribution of R&B to Core & Main LP, is subject to corporate federal and state income tax in substantially all fifty states. As of October 31, 2021 this deferred tax liability was $30.9 million.
Total gross unrecognized tax benefits as of October 31, 2021 and November 1, 2020, as well as activity within each of the years, were not material.

8)    LEASES
The Company occupies certain facilities and operates certain equipment and vehicles under operating leases that expire at various dates through the year 2036.
Disclosures
The table below presents lease costs associated with facility and vehicle operating leases:

		Three Months Ended		Nine Months Ended
Lease Cost	Classification	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
Operating Lease Cost	Selling, general, and administrative expense	$15.0	$13.6	$42.9	$39.7
Future aggregate rental payments under non-cancelable operating leases for the remainder of fiscal 2021 and the next four full fiscal years as of October 31, 2021 are as follows:

October 31, 2021
Fiscal 2021	$16.9
Fiscal 2022	49.5
Fiscal 2023	40.2
Fiscal 2024	29.2
Fiscal 2025	19.7
Thereafter	27.8
Total minimum lease payments	183.3
Less: present value discount	(24.5)
Present value of lease liabilities	$158.8
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

Operating Lease Term and Discount Rate	October 31, 2021
Weighted average remaining lease term (years)	2.9
Weighted average discount rate	3.9%
The table below presents cash and non-cash impacts associated with leases:

	Three Months Ended		Nine Months Ended
	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating leases	$15.1	$13.4	$43.0	$39.4
Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$6.2	$3.8	$43.2	$22.7
The non-cash impact related to right-of-use assets obtained in exchange for new operating lease liabilities in the table above excludes the impact from acquisitions. Right-of-use assets acquired as part of the Pacific Pipe, L&M and R&B acquisitions are presented in Note 4.

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
Self-Insurance
The Company has high deductible insurance programs for most losses related to general liability, product liability, automobile liability and workers’ compensation, and is self-insured for medical claims, while maintaining per employee stop loss coverage, and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability in the accompanying Balance Sheets. The Company’s self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. At October 31, 2021 and January 31, 2021, the Company's self-insurance liabilities totaled $24.8 million and $23.5 million, respectively.
Continuing Limited Partners Tax Receivable Agreement
Core & Main is party to the Continuing Limited Partners Tax Receivable Agreement, which will result in the recognition of deferred tax benefits and liabilities upon the exchange of Partnership Interests, together with the retirement of a corresponding number of shares of the Company’s Class B common stock, by the Continuing Limited Partners for shares of Class A common stock of Core & Main or cash pursuant to the Exchange Agreement. See further discussion in Notes 1 and 7.

10)    SUPPLEMENTAL BALANCE SHEET INFORMATION
Receivables
Receivables consisted of the following:

	October 31, 2021	January 31, 2021
Trade receivables, net of allowance for credit losses	$866.9	$494.9
Vendor rebate receivables	79.2	61.9
Receivables, net of allowance for credit losses	$946.1	$556.8
Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	October 31, 2021	January 31, 2021
Land	$23.4	$23.1
Buildings and improvements	37.7	31.5
Transportation equipment	28.5	27.2
Furniture, fixtures and equipment	67.2	60.0
Capitalized software	14.9	13.1
Construction in progress	5.5	3.1
Property, plant and equipment	177.2	158.0
Less accumulated depreciation and amortization	(86.5)	(71.8)
Property, plant and equipment, net	$90.7	$86.2

Depreciation expense is classified within cost of sales and depreciation and amortization. Depreciation expense related to property, plant and equipment, including capitalized software, was as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
Depreciation expense	$5.5	$5.8	$16.8	$17.4
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following:

	October 31, 2021	January 31, 2021
Accrued bonuses and commissions	$71.1	$50.5
Other compensation and benefits	26.5	20.2
Accrued compensation and benefits	$97.6	$70.7
Other Current Liabilities
Other current liabilities consisted of the following:

	October 31, 2021	January 31, 2021
Accrued interest	$0.6	$34.5
Accrued non-income taxes	24.7	13.6
Other	42.7	22.0
Other current liabilities	$68.0	$70.1

Other Liabilities
Other liabilities consisted of the following:

	October 31, 2021	January 31, 2021
Self-insurance reserves	$15.8	$15.2
Other	5.1	15.8
Other liabilities	$20.9	$31.0

11)    NON-CONTROLLING INTERESTS
Core & Main is the general partner of Holdings and operates and controls all of the business and affairs of Holdings and, through Holdings and its subsidiaries, conducts the Company's business. Accordingly, Core & Main consolidates the consolidated financial statements of Holdings and attributes a portion of net income and equity of Holdings to non-controlling interests related to the vested Partnership Interests held by the Continuing Limited Partners. Income or loss is attributed to the non-controlling interests based on the weighted average percentage of Partnership Interests held by Continuing Limited Partners, excluding unvested Partnership Interests held by Management Feeder, relative to all Partnership Interests of Holdings during the period following the Reorganization Transactions. Holdings equity is attributed to non-controlling interests based on the Partnership Interests held by Continuing Limited Partners, excluding unvested Partnership Interests held by Management Feeder, relative to all Partnership Interests as of the balance sheet date. The non-controlling interests’ ownership percentage may fluctuate over time as the Continuing Limited Partners exchange Partnership Interests, together with the retirement of a corresponding number of shares of Class B common stock, for shares of Class A common stock and Partnership Interests held by Management Feeder vest. The following table summarizes the ownership of Partnership Interests of Holdings (excluding unvested Partnership Interests held by Management Feeder):

	Partnership Interests			Ownership Percentage
	Core & Main	Continuing Limited Partners	Total	Core & Main	Continuing Limited Partners	Total
Balances at July 23, 2021	119,950,882	80,834,811	200,785,693	59.74%	40.26%	100.0%
Issuance of Partnership Interests	40,116,279	—	40,116,279	6.70%	(6.70)%	—
Vesting of Partnership Interests	—	1,957,801	1,957,801	(0.54)%	0.54%	—
Balances at October 31, 2021	160,067,161	82,792,612	242,859,773	65.91%	34.09%	100.0%

12)    BASIC AND DILUTED EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per share for the three months ended October 31, 2021 and July 23, 2021 to October 31, 2021, the periods following the Reorganization Transactions.
Basic earnings per share is computed by dividing net income attributable to Core & Main for the period following the Reorganization Transactions by the weighted average number of shares of Class A common stock outstanding during the same period. Shares of Class A common stock issued during the period, including shares of Class A common stock issued in the IPO and IPO Overallotment Option Exercise, were weighted for the portion of the period in which the shares of Class A common stock were outstanding. The Company did not apply the two-class method because shares of Class B common stock do not participate in earnings or losses of Core & Main. As a result, the shares of Class B common stock are not considered participating securities and are not included in the weighted average shares outstanding for purposes of earnings per share. Net income allocated to holders of non-controlling interests were excluded from net income available to the Class A common stock. There were no preferred dividends and no shares of preferred stock outstanding for the period.
The diluted net earnings per share calculation includes the basic weighted average number of shares of Class A common stock outstanding plus the dilutive impact of potential outstanding shares of Class A common stock that would be issued upon exchange of Partnership Interests, together with the retirement of a corresponding number of shares of Class B common stock, under the if-converted method, if dilutive. The treasury stock method is applied to outstanding awards, including unvested Partnership Interests and outstanding stock appreciation rights.

Basic earnings per share:	Three Months Ended October 31, 2021	July 23, 2021 through October 31, 2021
Net income	$109.3	$72.3
Net income attributable to non-controlling interests	44.9	29.2
Net income available to Class A common stock	64.4	43.1
Weighted average shares outstanding	158,986,524	156,869,487
Net income per share	$0.41	$0.27
Diluted earnings per share:
Net income available to common shareholders - basic	$64.4	$43.1
Increase to net income attributable to dilutive instruments	32.1	20.9
Net income available to common shareholders - diluted	96.5	64.0
Weighted average shares outstanding - basic	158,986,524	156,869,487
Incremental shares of common stock attributable to dilutive instruments	85,595,592	86,211,113
Weighted average shares outstanding - diluted	244,582,116	243,080,600
Net income per share - diluted	$0.39	$0.26

13)    EQUITY-BASED COMPENSATION
Equity-Based Compensation Plan
Prior to the IPO, the board of Holdings approved the Core & Main Holdings, LP Equity Incentive Plan. Employees and independent directors of the Company previously received profits units and unit appreciation rights in Holdings indirectly through Management Feeder. These awards were issued from Management Feeder, which in turn received grants from Holdings in the amounts and terms that were identical to those that were issued to employees and independent directors.
Treatment of Profit Units in Reorganization Transactions
In connection with the Reorganization Transactions, Holdings was recapitalized and its common units and profits units were converted to a single class of Partnership Interests. Partnership Interests in the recapitalized Holdings, which correspond to prior profits units of Holdings, which were held by Management Feeder (which relate to profits units in Management Feeder held by the Company's employees and directors), remain subject to the same time-based vesting requirements that existed prior to the Reorganization Transactions. As part of the recapitalization of Holdings, the quantity of Partnership Interests issued in the recapitalization contemplated the settlement of the historical benchmark prices and the public offering price of Class A common stock in the IPO.
A summary of the Partnership Interests is presented below (shares in thousands):

	Number of Shares	Weighted Average Benchmark Price
Outstanding on January 31, 2021	6,322	$6.92
Granted	406	18.00
Forfeitures	(15)	8.46
Repurchases	(58)	8.46
Outstanding prior to Reorganization Transactions	6,655	7.58
Conversion	4,684
Outstanding following Reorganization Transactions	11,339	$—

Number of Shares
Outstanding following Reorganization Transactions	11,339
Vested awards following the Reorganization Transactions	(6,320)
Non-vested following the Reorganization Transactions	5,019
Vested	(1,958)
Non-vested at October 31, 2021	3,061
Treatment of Unit Appreciation Rights in Reorganization Transactions
In connection with the Reorganization Transactions, unit appreciation rights of Holdings were converted to stock appreciation rights denominated in shares of Class A common stock with adjustments to the number of awards and benchmark prices.
A summary of the stock appreciation rights is presented below (shares in thousands):

	Number of Shares	Weighted Average Benchmark Price
Outstanding on January 31, 2021	200	$10.00
Granted	100	18.00
Outstanding prior to Reorganization Transactions	300	12.66
Conversion	334
Outstanding following Reorganization Transactions	634	$5.00

	Number of Shares	Weighted Average Benchmark Price
Outstanding following the Reorganization Transactions	634	$5.00
Vested awards following the Reorganization Transactions	(242)	3.24
Non-vested following the Reorganization Transactions	392	6.09
Vested	(43)	3.24
Non-vested at October 31, 2021	349	$6.44
Omnibus Incentive Plan
In July 2021, in connection with the IPO, Core & Main’s sole stockholder approved and Core & Main’s board of directors adopted the 2021 Omnibus Equity Incentive Plan (the “Omnibus Incentive Plan”). Under the Omnibus Incentive Plan, 12,600,000 shares of Class A common stock, plus 633,683 shares of Class A common stock in respect of stock appreciation rights that were converted from unit appreciation rights of Holdings outstanding prior to the IPO, are reserved and available for future issuance.
Compensation Expense
The Company evaluated the conversions of the profits units and unit appreciation rights as part of the Reorganization Transactions and concluded that each represented an accounting modification of the original awards. As such, the Company is required to recognize the incremental fair value immediately after each modification compared with immediately before as additional compensation expense. Incremental compensation expense for awards that were vested as of the Reorganization Transactions were recognized immediately and expense for unvested awards will be recognized over the remaining service period. During the three and nine months ended October 31, 2021, the Company recognized compensation expense of $2.7 million and $22.2 million, respectively, compared with $1.1 million and $3.1 million during the three and nine months ended November 1, 2020, respectively. As of October 31, 2021, the unrecognized share based compensation was $11.4 million.

14)    RELATED PARTIES
CD&R affiliates
During the three and nine months ended October 31, 2021, the Company had $0.5 million and $1.6 million, respectively, in purchases of product from affiliates of Clayton, Dubilier & Rice, LLC (“CD&R”), including other companies invested in by funds affiliated with or managed by CD&R (the “CD&R Funds”). During the three and nine months ended November 1, 2020, the Company had $0.4 million and $0.8 million, respectively, in purchases of product from affiliates of CD&R, including other companies invested in by the CD&R Funds. There were no amounts payable to affiliates of CD&R at October 31, 2021 and January 31, 2021. There were $0.1 million and $5.4 million in sales to affiliates of CD&R for the three and nine months ended October 31, 2021, respectively, and $0.1 million and $0.4 million, respectively, in sales to affiliates of CD&R for the three and nine months ended November 1, 2020. There were no amounts and $0.1 million receivable from affiliates of CD&R at October 31, 2021 and January 31, 2021, respectively.
Tax Receivable Agreements
In connection with the Reorganization Transactions, Core & Main entered into the Former Limited Partners Tax Receivable Agreement with the Former Limited Partners and the Continuing Limited Partners Tax Receivable Agreement with the Continuing Limited Partners. See further discussion in Notes 1 and 7.
Master Reorganization Agreement
In connection with the Reorganization Transactions, Core & Main entered into the Master Reorganization Agreement as further described in Note 1. Pursuant to the Master Reorganization Agreement, the Former Limited Partners received Partnership Interests in exchange for their indirect ownership interests in Holdings and exchanged these Partnership Interests for shares of Class A common stock of Core & Main prior to the consummation of the IPO.
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
The Exchange Agreement also provides that, in connection with any such exchange, to the extent that Holdings has, since consummation of the Reorganization Transactions and the IPO, made distributions to the applicable Continuing Limited Partner that are proportionately lesser or greater than the distributions made to Core & Main, on a pro rata basis, the number of shares of Class A common stock to be issued or cash to be paid to such Continuing Limited Partner will be adjusted to take into account the amount of such discrepancy that is allocable to the Partnership Interests, and Class B common stock, subject to such exchange. Core & Main expects to cause Holdings to make distributions to its partners in such a manner as generally to limit increases to the number of shares of Class A common stock to be issued or cash to be paid to exchanging Continuing Limited Partners in connection with the adjustment described in the preceding sentence.

15)    SUBSEQUENT EVENTS
Management has evaluated events or transactions that may have occurred since October 31, 2021 that would merit recognition or disclosure in the condensed consolidated financial statements. No subsequent events were identified.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto of Core & Main Holdings, LP for the fiscal year ended January 31, 2021 included in our Prospectus. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed below and elsewhere in this Quarterly Report on Form 10-Q for a number of important factors, particularly those described under the caption “Cautionary Note Regarding Forward-Looking Statements.”
Overview
We are a leading specialized distributor of water, wastewater, storm drainage and fire protection products and related services to municipalities, private water companies and professional contractors across municipal, non-residential and residential end markets nationwide. Our specialty products and services are used in the maintenance, repair, replacement, and construction of water and fire protection infrastructure. We reach customers through a nationwide network of approximately 300 branches across 48 states. Our products include pipes, valves, fittings, storm drainage products, fire protection products, meter products and other products for use in the construction, maintenance and repair of water and waste-water systems as well as fire protection systems. We complemented our core products through additional offerings, including smart meter systems, fusible high density polyethylene (“fusible HDPE”) piping solutions and specifically engineered treatment plant products, services and geosynthetics used in erosion control. Our services and capabilities allow for integration with customers and form part of their sourcing and procurement function.
Basis of Presentation
Core & Main, Inc. (“Core & Main” and collectively with its subsidiaries, the “Company,” “we,” “our” or “us”) is a holding company and its sole material asset is its direct and indirect ownership interest in Core & Main Holdings, LP, a Delaware limited partnership (“Holdings”). Holdings has no operations and no material assets of its own other than its indirect ownership interest in Core & Main LP, a Florida limited partnership, the legal entity that conducts the operations of Core & Main. Because Core & Main is the general partner of Holdings, it operates and controls all of the business and affairs of Holdings and, through Holdings and its subsidiaries, conducts our business. Accordingly, the condensed consolidated financial information of Core & Main presented herein, including the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, includes the consolidated financial information of Holdings and its subsidiaries. The ownership interest of the Continuing Limited Partners related to Partnership Interests (each as defined below under “—Significant Events During Fiscal 2021”) held by the Continuing Limited Partners is reflected as non-controlling interests in Core & Main’s condensed consolidated financial statements.
As the Reorganization Transactions (as defined below under “—Significant Events During Fiscal 2021”) are accounted for as transactions between entities under common control, the financial statements for the periods prior to our initial public offering and Reorganization Transactions have been adjusted to combine previously separate entities for presentation purposes. These entities include Core & Main, Holdings and its consolidated subsidiaries and the Blocker Companies (as defined below under “—Significant Events During Fiscal 2021”). Prior to the Reorganization Transactions, Core & Main had no operations.
Fiscal Year
Our fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. Both the three months ended October 31, 2021 and three months ended November 1, 2020 included 13 weeks, and both the nine months ended October 31, 2021 and nine months ended November 1, 2020 included 39 weeks. The current fiscal year ending January 30, 2022 (“fiscal 2021”) will include 52 weeks.

Significant Events During Fiscal 2021

Initial Public Offering
Core & Main is a Delaware corporation that was incorporated on April 9, 2021 for the purpose of facilitating our IPO (as defined below) and other related transactions, as described below, in order to carry on the business of Holdings and its consolidated subsidiaries. On July 27, 2021, we completed our initial public offering of 34,883,721 shares of Class A common stock at a price to the public of $20.00 per share (the “IPO”). We received net proceeds of approximately $663.7 million, after deducting underwriting discounts and commissions. All of the net proceeds from the IPO, less $7.8 million of transaction costs directly attributable to the IPO, were utilized to purchase 34,883,721 newly issued limited partner interests of Holdings (“Partnership Interests”) for approximately $655.9 million in the aggregate. In turn, Holdings and Core & Main LP utilized the net proceeds from the IPO directly or indirectly received from Core & Main in the Refinancing Transactions (as defined below), as described under “—Refinancing Transactions.”
Exercise of Underwriters’ Option
On August 20, 2021, we issued 5,232,558 shares of Class A common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares of Class A common stock in connection with the IPO at the initial public offering price of $20.00 per share before underwriting discounts and commissions (the “IPO Overallotment Option Exercise”). We received net proceeds of approximately $99.5 million after deducting underwriting discounts and commissions. All of the net proceeds were utilized to purchase 5,232,558 newly issued Partnership Interests of Holdings at a price per unit equal to the public offering price per share less underwriting discounts and commissions. In turn, Holdings and Core & Main LP utilized the net proceeds received directly or indirectly from Core & Main for general corporate purposes.
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
•Core & Main’s acquisition of the Partnership Interests held by certain Former Limited Partners (as defined below) and the issuance of Class A common stock to the Former Limited Partners, pursuant to the mergers of CD&R WW Advisor, LLC and CD&R WW Holdings, LLC (the “Blocker Companies”) with and into Core & Main via merger subsidiaries of Core & Main (the “Blocker Mergers”); and
•entry into a Master Reorganization Agreement, dated as of July 22, 2021 (the “Master Reorganization Agreement”) with Holdings, the Continuing Limited Partners, the Blocker Companies, CD&R Waterworks Holdings GP, CD&R Associates X Waterworks, L.P., CD&R WW Holdings, L.P., Core & Main GP, LLC, CD&R Plumb Buyer, LLC, CD&R Fund X Advisor Waterworks B, L.P., CD&R Fund X Waterworks B1, L.P., CD&R Fund X-A Waterworks B, L.P., CD&R WW, LLC, Brooks Merger Sub 1, Inc. and Brooks Merger Sub 2, Inc. Pursuant to the Master Reorganization Agreement, the Former Limited Partners received Partnership Interests in exchange for their existing indirect ownership interests in Holdings and exchanged these Partnership Interests for shares of Class A common stock of Core & Main prior to the consummation of the IPO.
The Former Limited Partners are defined as CD&R Fund X Advisor Waterworks B, L.P., CD&R Fund X Waterworks B1, L.P., CD&R Fund X-A Waterworks B, L.P. and the other Original Limited Partners (as defined below) that transferred all or a portion of their Partnership Interests (including those held indirectly through the Blocker Companies) for shares of Class A common stock in connection with the Reorganization Transactions and the IPO, and represent entities that transferred all of their Partnership Interests (including Partnership Interests held indirectly through certain “blocker” corporations) for shares of Class A common stock in connection with the consummation of the Reorganization Transactions.
The Continuing Limited Partners are defined as CD&R Waterworks Holdings, LLC (“CD&R Waterworks Holdings”) and Core & Main Management Feeder, LLC (“Management Feeder”), and represent the Original Limited Partners that continued to own Partnership Interests after the Reorganization Transactions and that are entitled to exchange their Partnership Interests, together with the retirement of a corresponding number of shares of Class B common stock, for shares of Class A common stock.
The Original Limited Partners are defined as CD&R Waterworks Holdings, the Former Limited Partners and Management Feeder and represent the direct and indirect owners of Holdings prior to the Reorganization Transactions and the IPO.

Immediately following and as a result of the IPO and Reorganization Transactions and the use of proceeds therefrom as described above:
•the investors in the IPO collectively held 34,883,721 shares of Class A common stock and, following the closing of the issuance and sale of an additional 5,232,558 shares of Class A common stock on August 20, 2021 pursuant to the IPO Overallotment Option Exercise, collectively held 40,116,279 shares of Class A common stock;
•the Former Limited Partners collectively held 119,950,882 shares of Class A common stock;
•we, directly or indirectly through our wholly-owned subsidiary, held 154,834,603 Partnership Interests and, following the closing of the issuance and sale of an additional 5,232,558 shares of Class A common stock described above and the issuance of an additional 5,232,558 Partnership Interests from Holdings to us, held 160,067,161 Partnership Interests; and
•the Continuing Limited Partners collectively held 85,853,383 Partnership Interests and 85,853,383 shares of Class B common stock.
Refinancing Transactions
On July 27, 2021, Core & Main LP: (i) amended the terms of the credit agreement governing the senior term loan facility in an aggregate principal amount of $1,300.0 million maturing on August 1, 2024 issued by Core & Main LP (the “Prior Term Loan Facility”) in order to, among other things, enter into a new $1,500.0 million seven-year senior term loan (the “Senior Term Loan Facility”) and (ii) amended the terms of the credit agreement governing the senior asset-based revolving credit facility in order to, among other things, increase the aggregate amount of commitments by $150.0 million to $850.0 million overall and extend the maturity date from July 2024 to July 2026 (as amended, the “ABL Credit Facility”). Core & Main LP and Holdings utilized the net proceeds from the IPO, together with the net proceeds from borrowings under the Senior Term Loan Facility and cash on hand, to redeem (i) all $300.0 million aggregate principal amount of the senior unsecured notes due September 15, 2024 issued by Holdings (the “Senior 2024 Notes”) then outstanding at a redemption price equal to 102.000% of the aggregate principal amount thereof and (ii) all $750.0 million aggregate principal amount of the senior unsecured notes due August 15, 2025 issued by Core & Main LP (the “Senior 2025 Notes”) then outstanding at a redemption price equal to 101.531% of the aggregate principal amount thereof, plus, in each case, accrued and unpaid interest, by satisfying and discharging the indenture governing the Senior 2025 Notes at the closing of the IPO and redeeming the Senior 2025 Notes on August 15, 2021. Additionally, Core & Main LP repaid $1,257.8 million outstanding under the Prior Term Loan Facility, plus accrued and unpaid interest, and settled the interest rate swap associated with the Prior Term Loan Facility (collectively, the “Refinancing Transactions”).
Public Company Costs
In connection with the IPO, we incurred one-time costs of approximately $11.4 million. We recorded $7.8 million as a reduction to additional paid in capital during the nine months ended October 31, 2021. Additionally, we recorded $3.6 million within selling, general and administrative expenses during the nine months ended October 31, 2021.
Following the IPO, we have incurred and will continue to incur additional legal, accounting and other expenses that we did not previously incur, including costs associated with public company director and officer liability insurance, SEC reporting and corporate governance requirements, which expenses we estimate to be approximately $10.0 million annually on an ongoing basis. These requirements include compliance with the Sarbanes-Oxley Act and the listing standards of the New York Stock Exchange. Our financial statements for the periods following the IPO reflect the impact of these expenses.

Post-Offering Taxation and Expenses
We are subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Holdings and will be taxed at the prevailing corporate tax rates.
In connection with the Reorganization Transactions and the IPO, we entered into a tax receivable agreement with the Former Limited Partners (the “Former Limited Partners Tax Receivable Agreement”) and a tax receivable agreement with the Continuing Limited Partners (the “Continuing Limited Partners Tax Receivable Agreement”) (collectively, the “Tax Receivable Agreements”). Prior and future exchanges of Partnership Interests in Holdings are expected to be treated as direct purchases of Partnership Interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that we would otherwise pay in the future to various tax authorities. We will receive the full benefit in tax savings and under the Tax Receivable Agreements will provide payment of 85% of the amount of any tax benefits we actually realize to the Former Limited Partners or the Continuing Limited Partners, as applicable, or their permitted transferees. We expect to benefit from the remaining 15% of any cash savings that we realize. For the Tax Receivable Agreements, we will assess the tax attributes to determine if it is more likely than not that the benefit of any deferred tax assets will be realized. Following that assessment, we will recognize a liability under the Tax Receivable Agreements, reflecting approximately 85% of the expected future realization of such tax benefits. Amounts payable under the Tax Receivable Agreements are contingent upon, among other things, (i) generation of sufficient future taxable income during the term of the Tax Receivable Agreements and (ii) future changes in tax laws.
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
In November 2021, President Biden signed into law the Infrastructure Investment and Jobs Act (the “Infrastructure Investment and Jobs Act”), which includes $55 billion to invest in water infrastructure across the United States. In the coming years, including as a result of the Infrastructure Investment and Jobs Act, we expect increased federal infrastructure investment to have a core focus on the upgrade, repair and replacement of municipal waterworks systems and to address demographic shifts and serve the growing population. We believe these dynamics create the backdrop for a favorable funding environment and accelerated investment in projects that will benefit our business.
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

If we are able to pass through price increases to our customers, our net sales will increase; conversely, during periods of deflation, our customer pricing may decrease to remain competitive, resulting in decreased net sales. The cost to procure the products we sell are historically volatile and subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, market speculation, government regulation, weather events, trade policies and periodic delays in the delivery of our products. Certain commodity-based products have recently experienced price inflation due to a decline in supply related to impacts of adverse weather conditions and other factors. Beginning in the first half of fiscal 2021, we experienced significant price inflation in respect of certain of our commodity-based products as well as other product categories, and supply chain, which we expect to continue to experience in the near-term and have sought to mitigate through inventory management, effective sourcing and customer pricing. In recent months we have seen increasing pressure on our supply chain due to several factors, including, but not limited to, labor availability, global logistics and the availability of raw materials, in part due to the impact of COVID-19 on the global economy. For example, access to certain meter products that we sell is dependent on the ability of manufacturers to obtain semi-conductor chips. The global supply shortage of semi-conductor chips has impacted various industries and there is no certainty as to when availability will return to historic levels. As we have experienced significant inflation over a relatively short period, there is increased risk that we may experience a higher level of deflation or net sales growth at substantially lower rates than in recent periods to the extent there are improvements in the availability of labor, transportation and products.
Interest Rates
Certain of our indebtedness, including borrowings under the Senior Term Loan Facility and the ABL Credit Facility, are subject to variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable-rate indebtedness would increase and our net income would decrease, even though the amount borrowed under the facilities remained the same. As of October 31, 2021, we had $1,496.3 million of outstanding variable-rate debt. We seek to mitigate our exposure to interest rate volatility through the entry into interest rate swap instruments, such as our current interest rate swap that effectively converts $1,000.0 million of our variable rate debt to fixed rate debt, which notional amount decreases to $900.0 million on July 27, 2023, $800.0 million on July 27, 2024, and $700.0 million on July 27, 2025 through the instrument maturity on July 27, 2026. Despite these efforts, unfavorable movement in interest rates may result in higher interest expense and cash payments.
Acquisitions
In addition to our organic growth strategy, we opportunistically pursue strategic asset and business acquisitions to grow our business. Below is a summary of the acquisitions that closed during the nine months ended October 31, 2021 and fiscal 2020 and the related transaction value (in each case, excluding working capital and other purchase price adjustments, unless otherwise noted).

Name	Product Lines	Closing Date	Transaction Value (in millions)
L&M Bag & Supply Co., Inc. (“L&M”)	Storm Drainage	August 2021	$60.0
Pacific Pipe Company, Inc. (“Pacific Pipe”)	Pipes, Valves & Fittings; Storm Drainage	August 2021	102.5
Other 2021 Acquisitions	Pipes, Valves & Fittings	Various	5.8
Water Works Supply Co.	Pipes, Valves & Fittings; Storm Drainage	August 2020	12.0
R&B Co. (“R&B”)	Pipes, Valves & Fittings; Storm Drainage	March 2020	215.0

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
The public health crisis caused by the COVID-19 pandemic, as well as the related government measures taken in response, have adversely affected (and could continue to adversely affect) some of the markets in which we operate. We experienced reduced demand for our products in the second and third quarters of fiscal 2020, and in response we deferred non-essential capital expenditures and other discretionary spending and temporarily paused acquisition-related activities, though we have since resumed these activities. In addition, the ability of certain of our associates to travel or otherwise perform their jobs was restricted and the ability of our customers to travel, conduct their business and pay or otherwise access credit was impaired. Following these government-instituted restrictions, we experienced temporary delays in certain construction and infrastructure projects primarily during the second quarter of fiscal 2020. Our business stabilized during the third quarter of fiscal 2020 as the substantial majority of construction and infrastructure activities resumed and sales volume returned to near pre-pandemic levels during the fourth quarter of fiscal 2020. During fiscal 2021, we experienced supply chain disruptions related to COVID-19 and other supply chain constraints in certain product categories, including meters, and we expect to continue facing further supply chain disruptions as a result of the ongoing and dynamic COVID-19 pandemic. In recent months, we have seen increasing pressure on our supply chain due to several factors, including, but not limited to, labor availability, global logistics and availability of raw materials that are in part due to the impact of COVID-19 on the global economy. Depending on the ultimate scope and duration of supply chain disruptions, we may experience increases in product costs which we may not be able to pass on to our customers, loss of sales due to lack of product availability or potential customer claims from the inability to provide products in accordance with contractual terms.We continue to proactively monitor the situation and our supply chain and assess further possible implications to our business.
Further, in November 2021, the U.S. Department of Labor’s Occupational Safety and Health Administration issued an emergency temporary standard (the “OSHA Regulation”) which mandates that all companies with at least 100 employees implement a COVID-19 vaccination policy that requires their employees to either be vaccinated or to undergo weekly COVID-19 testing, beginning January 4, 2022. In addition, beginning December 5, 2021, unvaccinated employees would be required to wear a mask while on the job site. Employers that fail to enforce the OSHA Regulation would be subject to fines. In light of ongoing litigation relating to the OSHA Regulation, it is currently not possible to predict with any certainty the exact impact the new regulation will have on us. While we are continuing to evaluate the applicability and potential impacts of the OSHA Regulation, if upheld, we expect that compliance would result in the incurrence of material costs relating to testing and could be disruptive to our operations, which could have a material adverse effect on our business and financial condition. In addition, the OSHA Regulation or similar measures taken in response to COVID-19 could adversely impact our ability to retain and attract associates, including key personnel.
CARES Act
On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act allowed for the deferral of the employer share of social security taxes for the period from March 27, 2020 through December 31, 2020, and requires repayment of 50% of the deferred amount by December 31, 2021 and the remaining 50% by December 31, 2022. As of October 31, 2021, we have deferred payment of $10.2 million in employer share of social security taxes in accordance with the CARES Act. The payments of the deferred payroll taxes in fiscal 2021 and fiscal 2022 are expected to result in additional operating cash outflows during these periods.
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
Adjusted EBITDA
We define Adjusted EBITDA as EBITDA further adjusted for certain items management believes are not reflective of the underlying operations of our business, including (a) loss on debt modification and extinguishment, (b) equity-based compensation, (c) expenses associated with the IPO and (d) expenses associated with acquisition activities. Adjusted EBITDA includes amounts otherwise attributable to non-controlling interests as we manage the consolidated company and evaluate operating performance in a similar manner. We use Adjusted EBITDA to assess the operating results and effectiveness of our business. See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and a reconciliation to net income attributable to Core & Main, Inc., the most directly comparable measure under U.S. generally accepted accounting principles (“GAAP”).

Results of Operations

Three Months Ended October 31, 2021 Compared with Three Months Ended November 1, 2020

	Three Months Ended
	October 31, 2021	November 1, 2020
	(dollars in millions)
Net sales	$1,404.8	$1,012.5
Cost of sales	1,034.2	768.1
Gross profit	370.6	244.4
Operating expenses:
Selling, general and administrative	187.9	144.8
Depreciation and amortization	35.2	34.9
Total operating expenses	223.1	179.7
Operating income	147.5	64.7
Interest expense	13.0	35.6
Loss on debt modification and extinguishment	0.3	—
Income before provision for income taxes	134.2	29.1
Provision for income taxes	24.9	7.5
Net income	109.3	$21.6
Less: net income attributable to non-controlling interests	44.9
Net income attributable to Core & Main, Inc.	$64.4
Earnings per share:
Basic	$0.41
Diluted	$0.39
Non-GAAP Financial Data:
Adjusted EBITDA	$189.1	$103.1
Net Sales
Net sales for the three months ended October 31, 2021 increased $392.3 million, or 38.7%, to $1,404.8 million compared with $1,012.5 million for the three months ended November 1, 2020. The increase in net sales was primarily attributable to price inflation, representing approximately two-thirds of the net sales increase, strong market volume growth and share gains resulting from preferred access to products during a period of material shortages, which helped drive growth across all product lines. Net sales growth for pipes, valves & fittings and storm drainage products benefited from end-market growth, acquisitions and price inflation across most product lines. Net sales growth for fire protection products also benefited from end-market growth and price inflation across most product lines. Net sales of meter products grew at a slower pace primarily due to shortages of semi-conductor chips that are components of certain smart meter products.

	Three Months Ended
	October 31, 2021	November 1, 2020	Percentage Change
	(dollars in millions)
Pipes, valves & fittings products	$943.4	$683.9	37.9%
Storm drainage products	206.3	136.2	51.5%
Fire protection products	152.4	104.6	45.7%
Meter products	102.7	87.8	17.0%
Total net sales	$1,404.8	$1,012.5

Gross Profit
Gross profit for the three months ended October 31, 2021 increased $126.2 million, or 51.6%, to $370.6 million compared with $244.4 million for the three months ended November 1, 2020. The increase in net sales contributed an additional $94.5 million of gross profit and the increase in gross profit as a percentage of net sales contributed $31.7 million. Gross profit as a percentage of net sales for the three months ended October 31, 2021 was 26.4% compared with 24.1% for the three months ended November 1, 2020. The overall increase in gross profit as a percentage of net sales was primarily attributable to strategic inventory investments ahead of announced price increases, a favorable pricing environment, the execution of our gross margin initiatives and accretive acquisitions.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for the three months ended October 31, 2021 increased $43.1 million, or 29.8%, to $187.9 million compared with $144.8 million during the three months ended November 1, 2020. The increase was primarily attributable to an increase of $30.8 million in personnel expenses, which was primarily driven by higher variable compensation costs and headcount from acquisitions, a volume driven increase in distribution costs and lower discretionary spending in response to COVID-19 in the prior year.
Depreciation and Amortization Expense
Depreciation and amortization (“D&A”) expense for the three months ended October 31, 2021 was $35.2 million compared with $34.9 million during the three months ended November 1, 2020. The increase primarily was attributable amortization related to the Pacific Pipe and L&M acquisitions, partially offset by lower amortization on existing customer relationship intangible assets.
Operating Income
Operating income for the three months ended October 31, 2021 was $147.5 million compared with $64.7 million during the three months ended November 1, 2020. The increase in operating income was attributable to higher net sales and gross profit, primarily from price inflation, volume growth and acquisitions. These factors were partially offset by higher variable compensation costs, higher personnel expenses due to headcount from acquisitions and lower SG&A expenses in the prior year due to COVID-19-related decreases in discretionary spending.
Interest Expense
Interest expense was $13.0 million for the three months ended October 31, 2021 compared with $35.6 million for the three months ended November 1, 2020. The decrease was attributable to the redemption of the Senior 2024 Notes, the redemption of the Senior 2025 Notes and lower interest rates on the Senior Term Loan Facility as compared to the Prior Term Loan Facility due to the Refinancing Transactions completed on July 27, 2021.

Provision for Income Taxes
The provision for income taxes for the three months ended October 31, 2021 increased $17.4 million to $24.9 million compared with $7.5 million for the three months ended November 1, 2020. For the three months ended October 31, 2021 and November 1, 2020, our effective tax rate was 18.6% and 25.8%, respectively. The effective tax rate for each period reflects only the portion of net income that is attributable to taxable entities (which are comprised of Core & Main following the Reorganization Transactions and the Blocker Companies before the Reorganization Transactions) and the impact of certain permanent book-tax differences. The effective tax rates in the current year are lower than the prior year due to certain fixed tax expenses and permanent differences decreasing as a percentage of income before provision for income taxes.
Net Income
Net income for the three months ended October 31, 2021 increased $87.7 million to $109.3 million compared with $21.6 million for the three months ended November 1, 2020. The increase in net income was primarily attributable to higher operating income and lower interest expense due to the Refinancing Transactions, partially offset by an increase in income taxes.

Net Income Attributable to Non-controlling Interests
Net income attributable to non-controlling interests for the three months ended October 31, 2021 was $44.9 million. This represents the allocation of the Holdings’ net income for the three months ended October 31, 2021 to holders of Partnership Interests other than Core & Main.

Net Income Attributable to Core & Main, Inc.
Net income attributable to Core & Main, Inc. for the three months ended October 31, 2021 was $64.4 million. This represents the allocation of Holdings’ net income for the three months ended October 31, 2021 to Core & Main.

Adjusted EBITDA
Adjusted EBITDA for the three months ended October 31, 2021 increased $86.0 million, or 83.4%, to $189.1 million compared with $103.1 million for the three months ended November 1, 2020. Growth in Adjusted EBITDA was primarily attributable to higher net sales, improved gross profit margins, and leveraging our cost structure on the increase in net sales and gross profit. For a reconciliation of Adjusted EBITDA to net income or net income attributable to Core & Main, Inc., the most comparable GAAP financial metric, as applicable, see “—Non-GAAP Financial Measures.”

Nine Months Ended October 31, 2021 Compared with Nine Months Ended November 1, 2020

	Nine Months Ended
	October 31, 2021	November 1, 2020
	(dollars in millions)
Net sales	$3,757.5	$2,810.5
Cost of sales	2,804.9	2,136.3
Gross profit	952.6	674.2
Operating expenses:
Selling, general and administrative	533.6	418.6
Depreciation and amortization	102.6	102.7
Total operating expenses	636.2	521.3
Operating income	316.4	152.9
Interest expense	85.3	103.8
Loss on debt modification and extinguishment	50.7	—
Income before provision for income taxes	180.4	49.1
Provision for income taxes	34.2	12.6
Net income	146.2	$36.5
Less: net income attributable to non-controlling interests	27.9
Net income attributable to Core & Main, Inc.	$118.3
Earnings per share:
Basic	$0.27
Diluted	$0.26
Non-GAAP Financial Data:
Adjusted EBITDA	$453.4	$270.8
Net Sales
Net sales for the nine months ended October 31, 2021 increased $947.0 million, or 33.7%, to $3,757.5 million compared with $2,810.5 million for the nine months ended November 1, 2020. The increase in net sales was primarily attributable to price inflation, representing approximately half of the net sales increase, strong market volume growth and share gains resulting from preferred access to products during a period of material shortages, which helped drive growth in all product lines. Net sales growth in pipes, valves & fitting products and storm drainage products benefited from end-market growth, acquisitions and price inflation across most product lines. Net sales growth for fire protection products also benefited from end-market growth and price inflation across most product lines. Net sales of meter products grew at a slower pace primarily due to shortages of semi-conductor chips that are components of certain smart meter products.

	Nine Months Ended
	October 31, 2021	November 1, 2020	Percentage Change
	(dollars in millions)
Pipes, valves & fittings products	$2,536.2	$1,844.2	37.5%
Storm drainage products	508.8	382.8	32.9%
Fire protection products	409.0	313.8	30.3%
Meter products	303.5	269.7	12.5%
Total net sales	$3,757.5	$2,810.5

Gross Profit
Gross profit for the nine months ended October 31, 2021 increased $278.4 million, or 41.3%, to $952.6 million compared with $674.2 million for the nine months ended November 1, 2020. The increase in net sales contributed an additional $227.3 million of gross profit and the increase in gross profit as a percentage of net sales contributed $51.1 million. Gross profit as a percentage of net sales for the nine months ended October 31, 2021 was 25.4% compared with 24.0% for the nine months ended November 1, 2020. The overall increase in gross profit as a percentage of net sales was primarily attributable to strategic inventory investments ahead of announced price increases, a favorable pricing environment, the execution of our gross margin initiatives and accretive acquisitions.
Selling, General and Administrative Expenses
SG&A expenses for the nine months ended October 31, 2021 increased $115.0 million, or 27.5%, to $533.6 million compared with $418.6 million during the nine months ended November 1, 2020. The increase was primarily attributable to an increase of $71.3 million in personnel expenses, which was primarily driven by higher variable compensation costs and increased headcount, lower discretionary spending in response to COVID-19 in the prior year, a volume driven increase in distribution costs and incremental costs from acquisitions. In addition, during the nine months ended October 31, 2021, SG&A expenses increased by $19.1 million related to higher equity-based compensation expense due to accounting for equity awards and $3.6 million related to one-time costs in connection with the IPO.
Depreciation and Amortization Expense
D&A expense for the nine months ended October 31, 2021 was $102.6 million compared with $102.7 million during the nine months ended November 1, 2020. The decrease primarily was attributable to lower amortization on existing customer relationship intangible assets, partially offset by amortization related to the Pacific Pipe and L&M acquisitions.
Operating Income
Operating income for the nine months ended October 31, 2021 was $316.4 million compared with $152.9 million during the nine months ended November 1, 2020. The increase in operating income was attributable to higher net sales and gross profit, primarily from volume growth, price inflation, and acquisitions. These factors were partially offset by higher variable compensation costs, higher equity-based compensation expense and incremental costs from acquisitions during the period and lower SG&A expenses in the prior year due to COVID-19-related decreases in headcount and discretionary spending.
Interest Expense
Interest expense was $85.3 million for the nine months ended October 31, 2021 compared with $103.8 million for the nine months ended November 1, 2020. The decrease was attributable to the redemption of the Senior 2024 Notes, redemption of the Senior 2025 Notes and lower interest rates on the Senior Term Loan Facility as compared to the Prior Term Loan Facility due to the Refinancing Transactions completed on July 27, 2021.
Loss on Debt Modification and Extinguishment
For the nine months ended October 31, 2021, we recognized a loss on debt modification and extinguishment of $50.7 million. The loss on debt modification and extinguishment included (i) a write off of $7.7 million in deferred financing fees associated with the redemption of the Senior 2024 Notes, (ii) a write off of $13.2 million in deferred financing fees associated with the redemption of the Senior 2025 Notes, (iii) a write off of $4.8 million in deferred financing fees associated with the settlement of the Prior Term Loan Facility, (iv) redemption premiums of $6.0 million and $11.5 million for the Senior 2024 Notes and Senior 2025 Notes, respectively, (v) the settlement of the cash flow interest rate swap of $5.2 million which had its changes in fair value previously attributed to accumulated other comprehensive loss, and (vi) third-party expenses for the Senior Term Loan Facility of $2.3 million.
Provision for Income Taxes
The provision for income taxes for the nine months ended October 31, 2021 increased $21.6 million to $34.2 million compared with $12.6 million for the nine months ended November 1, 2020. For the nine months ended October 31, 2021 and November 1, 2020, our effective tax rate was 19.0% and 25.7%, respectively. The effective tax rate for each period reflects only the portion of net income that is attributable to taxable entities (which are comprised of Core & Main following the Reorganization Transactions and the Blocker Companies before the Reorganization Transactions) and the impact of certain permanent book-tax differences. The effective tax rates in the current year are lower than the prior year due to certain fixed tax expenses and permanent differences decreasing as a percentage of income before provision for income taxes.

Net Income
Net income for the nine months ended October 31, 2021 increased $109.7 million to $146.2 million compared with $36.5 million for the nine months ended November 1, 2020. The increase in net income was primarily attributable to higher operating income and lower interest expense related to the Refinancing Transactions, partially offset by the $50.7 million loss on debt modification.

Net Income Attributable to Non-controlling Interests
Net income attributable to non-controlling interests for the nine months ended October 31, 2021 was $27.9 million. This represents the allocation of Holdings net loss for the period from July 23, 2021 through October 31, 2021 to holders of Partnership Interests other than Core & Main. Holdings’ net income during the period from July 23, 2021 through October 31, 2021 was partially offset by the $50.7 million loss on debt modification and extinguishment in connection with the Refinancing Transactions.

Net Income Attributable to Core & Main, Inc.
Net income attributable to Core & Main, Inc. for the nine months ended October 31, 2021 was $118.3 million. The net income attributable to Core & Main, Inc. includes net income of Holdings for the period from February 1, 2021 to July 22, 2021.

Earnings Per Share
The Class A common stock basic earnings per share and diluted earnings per share for the nine months ended October 31, 2021 were $0.27 and $0.26, respectively. The Class A common stock basic earnings per share and diluted earnings per share were calculated for the period from July 23, 2021 through October 31, 2021, the period following the Reorganization Transactions. The net income attributable to Core & Main, Inc. for the period from July 23, 2021 to October 31, 2021 was partially offset by Core & Main's share of the $50.7 million loss on debt modification and extinguishment that occurred on July 27, 2021.

Adjusted EBITDA
Adjusted EBITDA for the nine months ended October 31, 2021 increased $182.6 million, or 67.4%, to $453.4 million compared with $270.8 million for the nine months ended November 1, 2020. Growth in Adjusted EBITDA was primarily attributable to higher net sales, improved gross profit margins and leveraging our cost structure on the increase in net sales and gross profit. For a reconciliation of Adjusted EBITDA to net income or net income attributable to Core & Main, Inc., the most comparable GAAP financial metric, as applicable, see “—Non-GAAP Financial Measures.”
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
As of October 31, 2021, our cash and cash equivalents totaled $4.9 million and we had no outstanding borrowings on our ABL Credit Facility, which provides for borrowings of up to $850.0 million, subject to borrowing base availability. As of October 31, 2021, after giving effect to approximately $9.0 million of letters of credit issued under the ABL Credit Facility, Core & Main LP would have been able to borrow approximately $841.0 million under the ABL Credit Facility, subject to borrowing base availability. Our short term debt obligations of $15.0 million are related to quarterly amortization principal payments on the Senior Term Loan Facility.

In connection with the IPO, we used the net proceeds of approximately $655.9 million, after deducting underwriting discounts, commissions and transaction costs directly attributable to the IPO, from the issuance of 34,883,721 shares of Class A common stock on July 27, 2021 to purchase an equivalent number of newly issued Partnership Interests from Holdings. In turn, Holdings and Core & Main LP used the net proceeds directly or indirectly received from us, together with the net proceeds from the Senior Term Loan Facility and cash on hand, to redeem all $300.0 million aggregate principal amount of the Senior 2024 Notes, plus accrued and unpaid interest, at a redemption price equal to 102.000% of the aggregate principal amount thereof, to redeem all $750.0 million aggregate principal amount of the Senior 2025 Notes, plus accrued and unpaid interest, at a redemption price equal to 101.531% of the aggregate principal amount thereof by satisfying and discharging the indenture governing the Senior 2025 Notes at the closing of the IPO and redeeming the Senior 2025 Notes on August 15, 2021, and to prepay $1,257.8 million outstanding under the Prior Term Loan Facility, plus accrued and unpaid interest. In connection with the IPO Overallotment Option Exercise, we used the net proceeds of approximately $99.5 million, after deducting underwriting discounts and commissions, from the issuance of 5,232,558 additional shares of Class A common stock on August 20, 2021 to purchase an equivalent number of newly issued Partnership Interests from Holdings. In turn, Holdings and Core & Main LP used the net proceeds directly or indirectly received from us for general corporate purposes.
We are required to make cash payments in future periods under the Tax Receivable Agreements. Payments to the Former Limited Partners are expected to commence in fiscal year 2023, and the timing of payments to the Continuing Limited Partners is uncertain as it is dependent on the timing of their exchange of Partnership Interests and a corresponding number of shares of Class B common stock for shares of Class A common stock. Payments under the Tax Receivable Agreements are only required to be made to the extent that we utilize the corresponding tax deductions to reduce payments to federal, state and local taxing authorities. These payments are in an amount that represents 85% of the reduction in payments to federal, state and local taxing authorities. As such, the cash savings from the incremental tax deductions are expected to exceed the payments under the Tax Receivable Agreements over the life of these arrangements. The actual amount and timing of any payments under the Tax Receivable Agreements will vary depending upon a number of factors, including the timing of exchanges by the holders of Partnership Interests, the amount of gain recognized by such holders of Partnership Interests, the amount and timing of the taxable income we generate in the future and the federal tax rates then applicable. Assuming (i) that the Continuing Limited Partners exchanged all of their Partnership Interests at $27.36 per share of our Class A common stock (the closing stock price on October 29, 2021), (ii) no material changes in relevant tax law, (iii) a constant corporate tax rate of 25.1%, which represents a pro forma tax rate that includes a provision for U.S. federal income taxes and assumes the highest statutory rate apportioned to each state and local jurisdiction and (iv) that we earn sufficient taxable income in each year to realize on a current basis all tax benefits that are subject to the Continuing Limited Partners Tax Receivable Agreement, we would recognize a deferred tax asset (subject to offset with existing deferred tax liabilities) of approximately $836.9 million and a Continuing Limited Partners Tax Receivable Agreement liability of approximately $711.4 million, payable to the Continuing Limited Partners over the life of the Continuing Limited Partners Tax Receivable Agreement. The full exchange by the Continuing Limited Partners will also increase Core & Main's deferred tax liability associated with its investment in Holdings by $86.5 million. The foregoing amounts are estimates only and are subject to change.
We believe that our current sources of liquidity, which include cash generated from operations, existing cash and cash equivalents and available borrowing capacity under the ABL Credit Facility, will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Our growth strategy contemplates future acquisitions for which we will need sufficient access to capital. To finance future acquisitions, particularly larger acquisitions, we may issue additional equity or incur additional indebtedness. Any such additional indebtedness would increase our debt leverage. See “Risk Factors” in the Prospectus.
Holdings’ ability to pay dividends may be limited as a practical matter by our growth plans as well as our credit agreements and other debt instruments insofar as we may seek to pay dividends out of funds made available to us by Core & Main LP, because our credit agreements directly or indirectly restrict Core & Main LP’s ability to pay dividends or make loans to Holdings. The Senior Term Loan Facility may require accelerated repayment based upon cash flows generated in excess of operating and investing requirements when Core & Main LP’s net total leverage ratio is greater than or equal to 3.25. In addition, the ABL Credit Facility requires us to comply with a consolidated fixed charge coverage ratio of greater than or equal to 1.00 when availability is less than 10.0% of the lesser of (i) the then applicable borrowing base and (ii) the then aggregate effective commitments under the ABL Credit Facility. Substantially all of Core & Main LP’s assets secure the Senior Term Loan Facility and the ABL Credit Facility.

Information about our cash flows, by category, is presented in the consolidated Statements of Cash Flows and is summarized as follows:

	Nine Months Ended
	October 31, 2021	November 1, 2020
	(dollars in millions)
Cash flows (used in) provided by operating activities	$(66.2)	$154.2
Cash flows (used in) investing activities	(188.9)	(225.3)
Cash flows (used in) provided by financing activities	(120.9)	223.1
(Decrease) increase in cash and cash equivalents	$(376.0)	$152.0
Operating Activities
Net cash used in operating activities was $66.2 million for the nine months ended October 31, 2021 compared with net cash from operating activities of $154.2 million for the nine months ended November 1, 2020. The change was primarily driven by a higher investment in working capital based on strong net sales growth, driven by inflation and volume growth, and strategic inventory purchases during the nine months ended October 31, 2021. During the nine months ended November 1, 2020 we had a lower investment in working capital due to the impacts of COVID-19. These factors were partially offset by higher gross profit driven in part by price inflation and volume growth. We expect cash interest payments for fiscal 2022 to be substantially lower than fiscal 2021 as the Senior 2024 Notes and Senior 2025 Notes are no longer outstanding.
Investing Activities
Net cash used in investing activities decreased by $36.4 million to $188.9 million for the nine months ended October 31, 2021 compared with $225.3 million for the nine months ended November 1, 2020, primarily attributable to the cash outflows of $206.1 million related to the R&B Acquisition and $11.1 million related to the WWSC Acquisition in fiscal 2020. This was partially offset by cash outflows of $103.8 million related to the Pacific Pipe Acquisition, $62.4 million related to the L&M Acquisition and payment for the settlement of an interest rate swap in fiscal 2021.
Financing Activities
Net cash used in financing activities was $120.9 million for the nine months ended October 31, 2021 compared with net cash from financing activities of $223.1 million for the nine months ended November 1, 2020. The change of $344.0 million was primarily attributable to a $1,077.5 million increase in outflows for debt repayments, net of debt issuances, discounts, issuance costs, and modification costs, and a $21.1 million increase in distributions to partners. The outflows were partially offset by net proceeds from the IPO and the IPO Overallotment Option Exercise of approximately $755.4 million, after deducting underwriting discounts, commissions and offering expenses paid.

Financing
Senior Term Loan Facility
Core & Main LP entered into the Senior Term Loan Facility that matures on July 27, 2028, with an original aggregate principal amount of $1,500.0 million. The Senior Term Loan Facility requires quarterly principal payments, payable on the last business day of each fiscal quarter in an amount equal to approximately 0.25% of the original principal amount of the Senior Term Loan Facility. The first quarterly principal payment was made on October 29, 2021. The remaining balance is payable upon final maturity of the Senior Term Loan Facility on July 27, 2028. The Senior Term Loan Facility bears interest at a rate equal to (i) LIBOR plus, in each case, an applicable margin of 2.50% or (ii) the base rate, which will be the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) the overnight federal funds rate plus 0.50% per annum and (z) one-month LIBOR (adjusted for maximum reserves) plus 1.00% per annum, plus, in each case, an applicable margin of 1.50%. The Senior Term Loan Facility is subject to a LIBOR “floor” of 0.00%. The weighted average interest rate, excluding the effect of the interest rate swap, of Core & Main LP's outstanding borrowings under the Senior Term Loan Facility as of October 31, 2021 was 2.59%. See further discussion of the interest rate swap below. Based on quotes from financial institutions (i.e., level 2 of the fair value hierarchy) the fair value of the Senior Term Loan Facility was $1,483.2 million at October 31, 2021.
For additional information related to the Senior Term Loan Facility, see Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Asset-Based Credit Facility
Core & Main LP has an asset-based revolving credit facility with a borrowing capacity of up to $850.0 million, subject to borrowing base availability, with a maturity date of July 27, 2026. Borrowings under the ABL Credit Facility bear interest at either a LIBOR rate plus an applicable margin ranging from 1.25% to 1.75%, or an alternate base rate plus an applicable margin ranging from 0.25% to 0.75%, depending on the borrowing capacity under the ABL Credit Facility. Additionally, Core & Main LP pays a fee of 0.25% on unfunded commitments under the ABL Credit Facility. The book value of the ABL Credit Facility approximates fair value due to the variable interest rate nature of these borrowings; however there were no amounts outstanding as of October 31, 2021.
For additional information related to the ABL Credit Facility, see Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Potential for Future Debt Repurchases
We may repurchase or otherwise retire our debt and take other steps to reduce our debt or otherwise improve our financial position. These actions could include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and opportunistic refinancing of debt. The amount of debt that may be repurchased or otherwise retired, if any, will depend on market conditions, trading levels of our debt, cash position, compliance with debt covenants and other considerations. Our affiliates may also purchase debt from time to time, through open market purchases or other transactions. In such cases, our debt may not be retired, in which case we would continue to pay interest in accordance with the terms of such debt, and we would continue to reflect the debt as outstanding in our consolidated Balance Sheets.
Interest Rate Swap
On July 27, 2021, Core & Main LP entered into an interest rate swap in which it makes payments to a third-party based upon a fixed interest rate of 0.74% and receives payments based upon the one-month LIBOR rate, based on notional amounts associated with borrowings under the Senior Term Loan Facility. The measurement period of the instrument commenced on July 27, 2021 with a notional amount of $1,000.0 million. The notional amount decreases to $900.0 million on July 27, 2023, $800.0 million on July 27, 2024, and $700.0 million on July 27, 2025 through the instrument maturity on July 27, 2026. This instrument is intended to reduce our exposure to variable interest rates under the Senior Term Loan Facility. As of October 31, 2021, this instrument resulted in an effective fixed rate of 3.24%, based upon the 0.74% fixed rate plus an applicable margin of 2.50%, on $1,000.0 million of borrowings under the Senior Term Loan Facility.
The fair value of this cash flow interest rate swap was a $15.7 million asset as of October 31, 2021 which is included within other assets in the Balance Sheet. Fair value is based upon the present value of future cash flows under the terms of the contract and observable market inputs (level 2). Significant inputs used in determining fair value include forward looking one-month LIBOR rates and the discount rate applied to projected cash flows.
Purchase Obligations
As of October 31, 2021, the Company had agreements in place with various vendors to purchase goods and services, primarily inventory, in the aggregate amount of $1,292.0 million. These purchase obligations are generally cancelable, but the Company foresees no intent to cancel. Payment is generally expected to be made during fiscal 2021 and fiscal 2022 for these obligations.

Leases
The Company occupies certain facilities and operates certain equipment and vehicles under operating leases that expire at various dates through the year 2036. Future aggregate rental payments under non-cancelable operating leases as of October 31, 2021 were as follows: $16.9 million in the remainder of fiscal 2021, $49.5 million in fiscal 2022, $40.2 million in fiscal 2023, $29.2 million in fiscal 2024, $19.7 million in fiscal 2025 and $27.8 million thereafter.

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
We define EBITDA as net income attributable to Core & Main, Inc. adjusted for non-controlling interests, depreciation and amortization, provision for income taxes and interest expense. We define Adjusted EBITDA as EBITDA as further adjusted for certain items management believes are not reflective of the underlying operations of our business, including (a) loss on debt modification and extinguishment, (b) equity-based compensation, (c) expenses associated with the IPO and (d) expenses associated with acquisition activities. Net income attributable to Core & Main, Inc. is the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA.
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

EBITDA and Adjusted EBITDA are not alternative measures of financial performance or liquidity under GAAP and therefore should be considered in conjunction with net income, net income attributable to Core & Main, Inc. and other performance measures such as gross profit or net cash provided by or used in operating, investing or financing activities and not as alternatives to such GAAP measures. In evaluating Adjusted EBITDA, you should be aware that, in the future, we may incur expenses similar to those eliminated in this presentation.

The following table sets forth a reconciliation of net income or net income attributable to Core & Main, Inc. to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
Net income attributable to Core & Main, Inc.	$64.4		$118.3
Plus: net income attributable to non-controlling interests	44.9		27.9
Net income	109.3	$21.6	146.2	$36.5
Depreciation and amortization (1)	36.1	35.5	105.2	105.2
Provision for income taxes	24.9	7.5	34.2	12.6
Interest expense	13.0	35.6	85.3	103.8
EBITDA	$183.3	$100.2	$370.9	$258.1
Loss on debt modification and extinguishment	0.3	—	50.7	—
Equity-based compensation	2.7	1.1	22.2	3.1
Acquisition expenses (2)	2.8	1.8	6.0	9.6
IPO expenses (3)	—	—	3.6	—
Adjusted EBITDA	$189.1	$103.1	$453.4	$270.8
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
(3)Represents costs related to the IPO.
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
Income Taxes
As a result of the Reorganization Transactions, Core & Main became the general partner of Holdings, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Holdings is generally not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss from Holdings is passed through to and included in the taxable income or loss of its partners, including Core & Main, following the Reorganization Transactions. Core & Main is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to Core & Main’s allocable share of any taxable income or loss of Holdings following the Reorganization Transactions.
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date.
We recognize deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If it is determined that the Company is not able to realize deferred tax assets in the future, a valuation allowance would be established, which would impact the provision for income taxes.
Uncertain tax positions are recorded on the basis of a two-step process in which (1) it is determined if a tax position is more-likely-than-not of being sustained on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. We record interest and penalties related to uncertain tax positions in the provision for income taxes in the unaudited Condensed Consolidated Statements of Operations.
Tax Receivable Agreements
Under the Tax Receivable Agreements, we expect to generate tax attributes that will reduce amounts that we would otherwise pay in the future to various tax authorities.
The Former Limited Partners Tax Receivable Agreement provides for the payment by us to certain Former Limited Partners, or their permitted transferees, of 85% of the tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of (i) certain tax attributes of the Partnership Interests we hold in respect of such Former Limited Partners’ interest in us, including such attributes which resulted from such Former Limited Partners’ prior acquisition of ownership interests in Holdings and our allocable share of existing tax basis acquired in connection with the IPO attributable to the Former Limited Partners and (ii) certain other tax benefits.

The Continuing Limited Partners Tax Receivable Agreement provides for the payment by us to the Continuing Limited Partners, or their permitted transferees, of 85% of the benefits, if any, that we realize, or in some circumstances are deemed to realize, as a result of (i) increases in tax basis or other similar tax benefits as a result of exchanges of Partnership Interests for cash or shares of our Class A common stock pursuant to the Exchange Agreement, dated as of July 22, 2021 (the “Exchange Agreement”), by and among Core & Main, Holdings, CD&R Waterworks Holdings, LLC and Management Feeder, (ii) our allocable share of existing tax basis acquired in connection with the IPO attributable to the Continuing Limited Partners and in connection with exchanges of Partnership Interests for cash or shares of our Class A common stock pursuant to the Exchange Agreement and (iii) our utilization of certain other tax benefits related to our entering into the Continuing Limited Partners Tax Receivable Agreement, including tax benefits attributable to payments under the Continuing Limited Partners Tax Receivable Agreement. We expect to obtain an increase in our share of the tax basis in the net assets of Holdings as Partnership Interests are exchanged by Continuing Limited Partners. We intend to treat any exchanges of Partnership Interests as direct purchases of Partnership Interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that it would otherwise pay in the future to various tax authorities.
We will receive the full benefit in tax savings from relevant taxing authorities and provide payment of 85% of the amount of any tax benefits we actually realize to the Former Limited Partners or Continuing Limited Partners, as applicable, or their permitted transferees. We expect to benefit from the remaining 15% of any cash tax savings that we realize. For the Tax Receivable Agreements, we will assess the tax attributes to determine if it is more likely than not that the benefit of any deferred tax assets will be realized. Following that assessment, we will recognize a liability under the applicable Tax Receivable Agreements, reflecting approximately 85% of the expected future realization of such tax benefits. Amounts payable under the Tax Receivable Agreements are contingent upon, among other things, (i) generation of sufficient future taxable income during the term of the applicable Tax Receivable Agreements and (ii) future changes in tax laws. The establishment of the $91.8 million liability under the Former Limited Partners Tax Receivable Agreements did not impact earnings as the payments were recorded against equity since Core & Main entered into the Tax Receivable Agreements as part of common control transactions.
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
Basic and Diluted Earnings per Share
Basic earnings per share is computed by dividing net income attributable to Core & Main for the period following the Reorganization Transactions by the weighted average number of shares of Class A common stock outstanding during the same period. Shares of Class A common stock issued during that period, including shares of Class A common stock issued in the IPO and the IPO Overallotment Option Exercise, were weighted for the portion of that period in which the shares of Class A common stock were outstanding. We did not apply the two-class method because shares of Class B common stock do not participate in earnings or losses of Core & Main. As a result, no earnings or loss per share of Class B common stock was presented. Earnings allocated to holders of non-controlling interests were excluded from earnings available to the Class A common stock. There were no preferred dividends and no shares of preferred stock outstanding for the period.
The diluted net income per share calculation includes the basic weighted average number of shares of Class A common stock outstanding plus the dilutive impact of potential outstanding shares of Class A common stock that would be issued upon exchange of Partnership Interests, together with the retirement of a corresponding number of shares of Class B common stock, under the if-converted method, if dilutive. The treasury stock method is applied to outstanding awards, including unvested Partnership Interests and outstanding stock appreciation rights.

Non-controlling Interests
The non-controlling interests represent the Partnership Interests of Holdings held by the Continuing Limited Partners. Income or loss is attributed to the non-controlling interests based on the weighted average percentage of Partnership Interests held by Continuing Limited Partners, excluding unvested Partnership Interests held by Management Feeder, relative to all Partnership Interests of Holdings during the period following the Reorganization Transactions. Non-controlling interests presented in the consolidated Balance Sheets represents, the ownership percentage of Partnership Interests held by Continuing Limited Partners as of the balance sheet date multiplied by the equity of Holdings, prior to distributions, less distributions to non-controlling interest holders. The non-controlling interests’ ownership percentage may fluctuate over time as the Continuing Limited Partners exchange Partnership Interests, together with the retirement of a corresponding number of shares of Class B common stock, for shares of Class A common stock and Partnership Interests held by Management Feeder vest.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of October 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These risks include fluctuations in interest rates and prices, including price fluctuations related to our commodity-based products.
Interest Rate Risk
Our credit facilities bear interest at a floating rate, generally LIBOR plus an applicable margin. As a result, we are exposed to fluctuations in interest rates to the extent of our net borrowings under the Senior Term Loan Facility and the ABL Credit Facility, which were $1,496.3 million at October 31, 2021. As of October 31, 2021, excluding the impact of any interest rate swap, each one percentage point change in interest rates would result in an approximately $15.0 million change in the annual interest expense on the Senior Term Loan Facility. As of October 31, 2021, assuming availability was fully utilized and excluding the impact of any interest rate swap instruments, each one percentage point change in interest rates would result in an approximately $8.4 million change in annual interest expense on the ABL Credit Facility. See “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Key Factors Affecting Our Business—Interest Rates.”
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that, as of October 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
We are, from time to time, party to various claims and legal proceedings arising in the ordinary course of our business. We do not believe that any existing claims or proceedings, individually or in the aggregate, will have a material adverse effect on our business, consolidated financial condition or results of operations.
Item 1A. Risk Factors
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in the Prospectus. There have been no material changes to the risk factors disclosed in the Prospectus.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None.

(b) Use of Proceeds
On July 27, 2021, we completed the initial public offering of our Class A common stock pursuant to a Registration Statement on Form S-1 (File No. 333-256382) that was declared effective by the SEC on July 22, 2021. In the aggregate, we sold 40,116,279 shares of Class A common stock at the public offering price of $20.00 per share, which includes 5,232,558 shares sold in connection with the IPO Overallotment Option Exercise, which closed on August 20, 2021. The offering did not terminate before all of the securities registered in the Registration Statement were sold. The representatives of the several underwriters in the offering were Goldman Sachs & Co. LLC, Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC. The following table shows the per share underwriting discounts and commissions paid by us to the underwriters:

Per Share
Initial public offering price	$20.000
Underwriting discounts and commissions	0.975
Proceeds, before expenses, to Core & Main	$19.025
The aggregate net proceeds of the IPO and the IPO Overallotment Option Exercise, after deducting underwriting discounts and commissions and transaction costs directly attributable to the IPO and the IPO Overallotment Option Exercise, were approximately $755.4 million. We used all of the net proceeds from the IPO and the IPO Overallotment Option Exercise to purchase 40,116,279 newly issued Partnership Interests of Holdings. Holdings and Core & Main LP used the net proceeds directly or indirectly received from us to redeem the Senior 2024 Notes and Senior 2025 Notes in full at the applicable redemption prices and repay outstanding indebtedness under the Prior Term Loan Facility, plus, in each case, accrued and unpaid interest, with the remaining net proceeds utilized for general corporate purposes.
We incurred one-time costs relating to the IPO and IPO Overallotment Option Exercise in the amount of $11.4 million. There has been no material change in the use of the net proceeds and the IPO Overallotment Option Exercise from the use of proceeds described in the Prospectus.
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

Date: December 7, 2021	CORE & MAIN, INC.

	By:	/s/ Stephen O. LeClair
Name: Stephen O. LeClair
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark R. Witkowski
Name: Mark R. Witkowski
Title: Chief Financial Officer
(Principal Financial Officer)