Form 10-K
period 2022-01-30
Core & Main, Inc.
filed 2022-03-30
CIK 1856525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $924 million.
As of March 25, 2022, there were 167,522,403 shares of the registrant’s Class A common stock, par value $0.01 per share, and 78,398,141 shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, without limitation, all statements other than statements of historical facts contained in this Annual Report, including statements relating to our intentions, beliefs, assumptions or current expectations concerning, among other things, our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding expected growth, future capital expenditures and debt service obligations, and the anticipated impact of the novel coronavirus, or COVID-19, on our business, are forward-looking statements.
Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “plans,” “estimates,” “anticipates” or the negative versions of these words or other comparable terms.
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be outside our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results of operations, financial condition and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Furthermore, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Form on Form 10-K. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

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
•our ability to obtain product;
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
•our ability to competitively bid for municipal and private contracts;
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
•changes in supplier rebates or other terms of our supplier agreements;

•our ability to identify and introduce new products and product lines effectively;
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
•interruptions in the proper functioning of our information technology systems, including from cybersecurity threats;
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
•our ability to sustain an active, liquid trading market for our Class A common stock;
•the significant influence that CD&R (as defined herein) has over us and potential conflicts between the interests of CD&R and other stockholders; and
•risks related to other factors discussed under “Risk Factors” in this Annual Report on Form 10-K.
You should read this Annual Report on Form 10-K completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this Annual Report on Form 10-K are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this Annual Report on Form 10-K, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, and changes in future operating results over time or otherwise.

PART I
Item 1. Business
Our Company
Core & Main, Inc. (“Core & Main” and collectively with its subsidiaries, the “Company,” “we,” “our” or “us”) is a holding company and its sole material asset is its direct and indirect ownership interest in Core & Main Holdings, LP, a Delaware limited partnership (“Holdings”). We are a leading specialized distributor of water, wastewater, storm drainage and fire protection products, and related services, to municipalities, private water companies and professional contractors across municipal, non residential and residential end markets nationwide. Our specialty products and services are used in the maintenance, repair, replacement and new construction of water and fire protection infrastructure. We are one of only two national distributors operating across large and highly fragmented markets, which we estimate to represent approximately $32 billion in annual revenue.
As of January 30, 2022, we have a network of approximately 300 branch locations in 48 states across the U.S, which serve as a critical link between over 4,500 suppliers and a diverse and long-standing base of over 60,000 customers. Our sales reach, technical knowledge, broad product portfolio, customer service, project planning and delivery capabilities, and ability to provide local expertise nationwide, make us a critical partner to both our customers and suppliers.
We offer a comprehensive portfolio of approximately 200,000 stock keeping units (“SKUs”) covering a full spectrum of specialized products and services, including pipes, valves & fittings, storm drainage and erosion control solutions, fire protection products and fabrication services, and smart metering products and technology. Our products are unique to our industry and are tailored to local specifications.
We have a balanced mix of sales across product categories, end markets and construction sectors. We derived approximately 39% of our net sales for the fiscal year ended January 30, 2022 (“fiscal 2021”) from the municipal construction sector, 39% from the non-residential construction sector, and 22% from the residential construction sector. Furthermore, we had an equal mix of sales related to construction on new projects and existing repair and replace projects in fiscal 2021.

Our company and our people are committed to the provision of safe and sustainable water infrastructure. Our mission is to serve as an industry leader, supplying local expertise, products and services to build innovative water, wastewater, storm drainage and fire protection solutions for the communities we serve. We support our customers and their communities in their efforts to find both short- and long-term solutions to conserve water and manage consumption. We embrace our responsibility in contributing to the continued evolution of our industry over the long term, providing innovative technology solutions and giving visibility to the critical importance of sustainable water infrastructure and fire safety systems.
The impact of climate change and increased natural flooding disasters have highlighted the need in the U.S. for improvements in storm drainage infrastructure solutions. As flooding events accelerate, storm water management systems with higher water volume handling capabilities become more critical to avoiding disasters, and we are well-positioned to support this increasing need given our extensive storm drainage offering. There is also an increasing demand for solutions that restore and reuse water, particularly in areas of the country facing threats from droughts. Our reclaimed water products help address these water shortage concerns.

For a discussion of the impact of seasonality and weather on our business, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Business—Seasonality” of this Annual Report on Form 10-K.
Our History
Our first legacy distribution company dates back to 1874 and over the years, our company has grown through organic growth and a series of mergers and acquisitions. In 2005, The Home Depot acquired National Waterworks Holdings and subsequently merged it with Hughes Supply Inc. to establish one of the leading waterworks distributors in the United States. Under The Home Depot’s ownership, we became HD Supply Waterworks and completed several small acquisitions to further expand our geographic footprint. In 2007, a group of private equity investors acquired the HD Supply business from The Home Depot and subsequently executed an initial public offering in 2013. In August 2017, HD Supply Waterworks was acquired by Clayton, Dubilier & Rice, LLC (“CD&R”) from HD Supply and was subsequently rebranded as Core & Main. On July 27, 2021, we completed our initial public offering of Class A common stock (the “IPO”).
Our End Markets
We have diversified end market exposure across three primary construction sectors: (i) municipal; (ii) non-residential; and (iii) residential.
Based on management’s estimates, we believe that our addressable market in the U.S. for the wholesale distribution of water, wastewater, storm drainage and fire protection products, and related services, represented approximately $32 billion in revenue in 2021. Growth in our industry is driven by a broad array of factors, including municipal water infrastructure spending, water and wastewater utility rates, commercial construction, housing starts, population growth and other demographic trends.
Municipal
We estimate that approximately 39% of or net sales in fiscal 2021 were to contractors and municipalities for municipal funded projects, including the repair, replacement, upgrade and new construction of water and wastewater supply, filtration, storage and distribution systems. Municipalities establish local product specifications based on regulatory requirements and engineering standards. Given our extensive geographic footprint and technical knowledge of products and local specifications, we believe we are best equipped to anticipate and serve local needs as well as large private underground utility contractors who require national reach and an extensive product offering.
Municipal demand has exhibited steady growth over the long term due to the critical and immediate need to replace aged water infrastructure. However, due to limited available funding over the last decade, the pace of investment has significantly lagged the need to upgrade water systems throughout the U.S. and has resulted in significant underinvestment in water supply, water safety and wastewater management. In November 2021, the Infrastructure Investment and Jobs Act was signed into law, which includes $55 billion to invest in water infrastructure across the United States. In the coming years, we expect increased federal infrastructure investment to have a core focus on the upgrade, repair and replacement of municipal waterworks systems and to address demographic shifts and serve the growing population. We believe these dynamics, coupled with expanding municipal budgets, create the backdrop for a favorable funding environment and accelerated investment in projects that will benefit our business.
Non-Residential
We estimate that approximately 39% of our net sales in fiscal 2021 were directly related to clean water and wastewater infrastructure, storm drainage and fire protection systems supporting U.S. non-residential construction activity, including industrial, commercial, institutional, warehouse and multi-family development projects. Our products are often installed while breaking ground on new lot development during the initial construction phase, though some products, like storm drainage, are used during both new construction and repair and replace activities. Our fire protection products are typically installed at later stages of construction projects compared to most of our products and exhibit less seasonal patterns because they are generally installed indoors and are therefore less impacted by weather conditions.
Demand across the U.S. non-residential construction market has historically lagged residential construction activity as commercial development is necessary to support new housing development. With the recent growth in residential housing, we expect non-residential construction activity to increase as communities expand and demand increases for our waterworks, storm drainage and fire protection products. Furthermore, the Infrastructure Investment and Jobs Act provides funding to protect against droughts, floods, heat and wildfires, funding to repair roads and bridges, and funding to create more modern and resilient airport infrastructure, which could provide sustained benefits for non-residential construction activity.

Residential
We estimate that approximately 22% of our net sales in fiscal 2021 were directly related to clean water and wastewater infrastructure projects to supply and service U.S. residential construction activity. Residential spending in our industry is driven by new land and lot development for single-family housing. U.S. residential construction activity has accelerated in recent years and is expected to continue to grow as a result of population growth, low housing inventory, affordable interest rates and demographic population shifts. The current under-build of housing in the U.S. compared with household formations implies significant pent-up demand and continued growth going forward.
Our Strategies
We intend to capitalize on our competitive strengths to deliver profitable growth and create shareholder value through the following core strategies:
Utilize Scale and Platform to Accelerate New Product Adoption
We utilize our vast geographic footprint, customer relationships, local industry knowledge and training capabilities to introduce and accelerate the adoption of new products and technology in our industry. Examples include the advancement of smart metering and fusible HDPE solutions to waterworks customers, fabrication and kitting assemblies for fire protection contractors and new water retention and erosion control products for residential and non-residential developers.
We have identified a number of underpenetrated product categories in large and attractive markets where we can grow and enhance our market share. Erosion control is representative of these opportunities as it is a complementary product offering to existing customers in a fragmented market and furthers our focus on clean water given its role in stormwater run-off prevention. We believe that we can expand our presence in these underpenetrated product categories without investing significant capital or incurring substantial incremental costs as a result of our existing branch network, favorable supplier relationships and low working capital requirements.
Opportunistically Pursue Strategic Acquisitions
We have a strong track record of acquiring and integrating businesses. We have executed 16 acquisitions since becoming an independent company in 2017, adding more than $645 million in annualized net sales. We take a disciplined approach to sourcing, acquiring and integrating complementary businesses that help us expand into new geographic areas, acquire key talent or offer new products and services. We have a strong acquisition platform in place, which bolsters our ability to pursue attractive assets in the market. Our experienced mergers and acquisitions team actively develops a large pipeline of synergistic acquisition targets and coordinates with field leadership to identify, pursue and integrate new businesses. Through favorable purchasing capabilities, overhead cost reduction, facility optimization and our scalable information technology platform, we have been able to generate significant margin improvement and synergistic value from our acquired businesses.
We believe we are widely viewed as the acquirer of choice in our industry due to our long-standing relationships, an entrepreneurial culture, and our investment in the development and well-being of our people.
Replicate Successful Expansion in Underpenetrated Geographies
We have demonstrated an ability to successfully expand in underpenetrated geographies. We intend to continue to pursue opportunities to strengthen our presence in metropolitan statistical areas (“MSAs”) where we have an established footprint as well as in certain underserved markets. We believe we are well-positioned to do so through our market intelligence and ability to attract and develop sales talent. We also intend to continue to selectively drive greenfield expansion. We believe we can efficiently open new branches in geographies with attractive market trends given our highly capable talent pool, ability to capitalize on our scale and learning curve advantages based on past successes in entering new geographies. We have identified over 170 MSAs where we believe we are underpenetrated and thus have opportunities to pursue greenfield expansion or offer more product lines and services.
Increase Penetration with Strategic Accounts
Through our strategic accounts program, we partner with national contractors and private water companies who typically pursue large-scale, complex projects that require greater technical expertise and specialized procurement needs. Sales through our strategic accounts program represented less than 5% of our fiscal 2021 net sales. We believe that we are well-positioned to grow our share with these customers due to our dedicated sales team that includes engineers and other experts who can provide significant insights on large, complex projects, including cases in which our customers are asked to design and build new water systems or wastewater treatment plans. Our partnerships with these customers extend throughout the entire project lifecycle, from the pre-bidding design phase to post-project support. We believe our strategic partnerships and national supplier relationships will continue to generate cross-selling opportunities and future business, while driving adoption within our distribution model.

Execute on Gross Margin Enhancement Initiatives
From the fiscal year ended February 3, 2019 (“fiscal 2018”) to fiscal 2021, our gross margin has improved by roughly 350 basis points in part through several initiatives, including our private label program, category management optimization, data-driven pricing strategies and an expansion of value-added products and services. We have complemented these initiatives with accretive acquisitions, which has resulted in sustained margin expansion.
Our private label initiative has accelerated since our acquisition of Long Island Pipe Supply, Inc. ("LIP"), through which we gained access to a highly scalable assortment of private brands and products utilized throughout the fire protection product line. We believe our ability to leverage our global sourcing capabilities and strong international supplier relationships, as well as the potential for automated distribution and logistics, will continue to create competitive pricing advantages. We are expanding our direct sourcing and distribution capabilities in order to drive further margin expansion in the future.
Our category management team has identified numerous opportunities to continue shifting spend to suppliers with the best pricing and payment programs in order to optimize supplier incentives to expand gross margins.
Additionally, we have a specialized team dedicated to driving sustainable margin improvement through pricing analytics. An end-to-end review of our pricing strategies identified key margin enhancement opportunities, including continued optimization of system-wide pricing through IT enhancements, data-driven customer and product analysis that enable us to identify price opportunities and mitigate potential margin impacts from price changes. We believe these gross margin initiatives, in addition to our ability to leverage fixed costs, create a path to drive continued EBITDA margin expansion over the long term.
Invest in Attracting, Retaining and Developing World-Class Talent
We believe that our continued investment in the development and well-being of our people, together with our focus on our foundational core values of honesty and integrity, support our commitment to our associates and to customer service. Our award-winning training programs enable us to accelerate development of our top talent to drive profitable growth while maintaining a supportive and mission-driven culture.
We intend to continue investing our already strong talent base by attracting and developing associates. Our training and leadership curricula and expanded diversity and inclusion programs drive high associate engagement and a positive associate experience. In addition, we deliver attractive career growth opportunities to our associates while leveraging their knowledge and expertise.
Our Products & Services
Our comprehensive product portfolio consists of over 200,000 SKUs from approximately 4,500 suppliers. Our offering consists of pipes, valves & fittings, storm drainage and erosion control solutions, fire protection products and fabrication services, and smart metering products, services and technology. Our customers value our product breadth and geographic reach, as well as our technical product knowledge and consultation services. While pricing is important to our customers, availability, convenience, reliability and expertise are also important factors in their purchase decisions. In addition to many of our other capabilities, our ability to coordinate the logistics of on-time, last-mile jobsite delivery provides us with a competitive advantage over many competitors who offer a more limited selection of services.
Pipes, Valves & Fittings
Pipe, valves, hydrants and fittings are used in the distribution and flow control of water within water and wastewater transmission networks. Our pipe products, which typically range in diameter from 1/2” to 60”, include materials such as PVC, ductile iron, fusible high-density polyethylene, steel and copper tubing. Our valves are used to control the flow of water within water transmission networks and are often custom engineered to meet the specific needs of each project. Our hydrants provide a point-of-access for fire fighters to quickly tap into pressurized water systems and vary based on local specifications and regulations. Our fittings and restraints, made from a variety of materials depending on local specifications and regulations, are used to connect pipe sections, valves and other devices to each other. This category also includes other complementary products and services used for the service and repair of underground water infrastructure.
Pipes, valves & fittings products accounted for approximately 67% of our net sales in fiscal 2021.
Storm Drainage
Our storm drainage products are used in the construction of stormwater and erosion control management systems to retain, detain and divert stormwater runoff. Our storm drainage product offering includes corrugated HDPE and metal piping systems, retention basins, inline drains, manholes, grates and other related products. Our storm drainage product offering varies by market depending on local codes and engineering specifications.
Storm drainage products accounted for approximately 14% of our net sales in fiscal 2021.

Fire Protection
Our fire protection products are installed in industrial, commercial, institutional and warehouse buildings and are used to extinguish and prevent the spread of fires. These products are typically installed at later stages of the construction cycle than many of our other products, and as these products are generally installed indoors, the installation process can be completed in cold weather months and therefore have seasonality characteristics that offset some of our other product offerings. Typical fire protection products include pipe, sprinkler heads and devices, fire suppression systems, accessories and specialty fabrication services. Our fire protection products meet strict quality standards, and our offering often varies by market based on local specifications, regulations and fire codes.
Fire protection products accounted for approximately 11% of our net sales in fiscal 2021.
Meters
Our smart meters are used for water volume measurement and regulation and include automated meter reading and advanced metering infrastructure technologies. We offer multi-stage smart metering solutions to our customers, including meter installation, network infrastructure and software installation, training and long-term service contracts to deliver cost efficiencies to our customers. Our smart meters and advanced metering technology provide labor savings benefits for our municipal customers and help reduce water loss through leak detection.
Meter products accounted for approximately 8% of our net sales in fiscal 2021.
Our Customers
We have a fragmented customer base that consists of over 60,000 customers. Our top 50 customers represented approximately 12% of our net sales in fiscal 2021, with our largest customer accounting for less than 1% of net sales. We have long-tenured relationships with our customers, as approximately 84% of our net sales in fiscal 2021 were to customers that purchased products from us in each of the last five years, and we expect to continue to derive a significant portion of our net sales from our existing customers in the future.
Our customers choose us for our breadth of products and services, extensive industry knowledge, familiarity with local specifications, convenient branch locations, and timely and reliable delivery. We utilize our deep supply chain relationships to provide customers with a “one-stop-shop” experience and customized support in their efforts to maintain and construct water, wastewater, storm drainage and fire protection systems. Our scale and geographic footprint allows us to obtain preferred access to products for our customers, even during periods of material shortages. We have the ability to serve both smaller, local customers and larger, national customers with relevant expertise and the right inventory on hand. Our local sales associates take a consultative sales approach, using knowledge of the local regulatory requirements and specifications to provide customer-specific product and service solutions. We are deeply involved in our customers’ planning processes, and we have the ability to support our customers by converting engineered drawings and specifications into accurate and comprehensive material project plans. For specific smart metering, treatment plant, storm drainage and erosion control, or fusible pipe solutions, our sales associates partner with a deep and dedicated team of nearly 200 national and regional product specialists to assist customers in project scoping and specialized product selection. Our technical knowledge and experience are complemented by our proprietary customer facing digital technology tools, which enable us to work closely and efficiently with our customers in material management, timely inventory purchasing, quoting and coordinated jobsite delivery. We believe our customer facing technology tools build customer loyalty and drive repeat business, and also create a competitive advantage over smaller competitors who may not have the scale or resources to provide similar technology or services.
Our Suppliers
We have a diverse base of suppliers who view us as integral partners in the supply chain. We have strong relationships with our suppliers due to our long history in the industry, substantial purchasing scale, national footprint and ability to reach a fragmented customer base. Our national footprint and reach to local communities is essential to our suppliers, as we have a highly developed understanding of the relevant market, customer base and growth opportunities. We believe we are one of the largest volume customers for many of our suppliers, leading to favorable purchasing arrangements regarding product availability, payment terms and pricing. Our scale also enables us to secure distribution rights that are either exclusive or given to a limited number of distributors in key product categories, and to provide key products to customers that are unavailable to our competitors. Our size and scale, supplier relationships, and technical knowledge of products and local specifications enable us to obtain preferred access to specialized products and preferred access to products during periods of material shortages, or when shorter-than-usual lead times are required for certain projects. This provides us with a competitive advantage versus smaller competitors, particularly for large and complex projects. Our largest single supplier represented 7% of product expenditures in fiscal 2021, and our top ten suppliers represented 42% of total product expenditures during the same period. We strategically conduct business with our top suppliers in order to optimize our scale advantages, but we also have the flexibility to source the majority of our products from a number of alternate suppliers when necessary.

Our Competition
The U.S. water, wastewater, storm drainage and fire protection products wholesale distribution industry, and the end markets we serve, are highly fragmented. We face competition on a national level from only one other national distributor, but we are unique in our dedicated focus on the water sector. The remainder of our market is served by hundreds of regional, local and specialty niche distributors, and through direct sales by manufacturers to end users. We estimate that our net sales accounted for approximately 16% of our $32 billion addressable market in fiscal 2021, and that we and our largest national competitor had a similar market share in fiscal 2021.
The principal competitive factors in our industry include the breadth, availability and pricing of products and services, technical knowledge and project planning capabilities, local expertise, as well as delivery capability and reliability. We believe that we are a leader in the local markets that we serve, and our national scale gives us meaningful competitive advantages compared to our smaller competitors.
Our Operating Structure
We strategically organize our branch network to meet the specific needs of our customers in each local market, and we support our branches with the resources of a large company, delivered through district and regional management, including company-wide sales, operations and back-office functions. We believe this allows each local branch manager to tailor his or her branch’s strategy, marketing and product and service offerings to address the needs of customers in each of their markets, while maintaining many of the benefits of our company’s scale. Our branch associates have the opportunity to earn competitive compensation through our performance-based compensation plans, which are based on local performance.
We support our network of approximately 300 branches with the following company-wide resources: strategic accounts, product specialists, category management, sourcing, supply chain, finance, tax, accounting, pricing analytics, payroll, marketing communications, human resources, legal, safety and information technology. Nearly all of our branches operate on an integrated technology platform, allowing us to utilize our combined capabilities for procurement, inventory management, financial support, data analytics and performance reporting.
Our branch operational structure is organized by region and then by district to optimize both the oversight and sharing of resources and products. Each region is led by a regional vice president who manages a multistate territory. This regional structure enables us to address the specific management, strategic and operational needs of each region.
Our Distribution Network
Our branch-based business model is the core of our operations and the primary component of our distribution network. Our branches are strategically located near our customers and vary in size depending on local demand and customer needs. Our branches average approximately 10 associates and include branch management, sales representatives, warehouse staff and other support staff. In our larger branches, the staff may also include a sales manager, purchasing manager or estimator. Each branch carries approximately 4,500 SKUs on average, with many of them on hand as inventory and the rest available for delivery. Our branch managers have the autonomy to optimize their product and service offerings based on the local specifications, regulations and customer preferences within each local market.
Our branch network connects large suppliers with smaller volume customers whose consumption patterns tend to make them uneconomical to be served directly by our suppliers. Our branches receive products in both large and small quantities from our suppliers and stock products in warehouses and yards for purchase. Our specialized fleet of delivery equipment allows us to deliver materials to our customers’ worksites in a timely and cost-efficient manner.
We also offer direct distribution options to our customers on a wide range of products. This value-added service includes logistics and sourcing for larger products and quantities between our suppliers and our customers, which we believe helps our customers with inventory management and delivery scheduling, particularly when working on large-scale projects with multiple phases and delivery schedules. Contractors work with our sales teams throughout all phases of the project life cycle, including estimating and material “take-off,” product sourcing and bid preparation through delivery. Leveraging our vast supplier network, we are able to arrange convenient direct shipment to jobs, which can be aligned to each phase of the project.

Our Sales Force
As of January 30, 2022, we had approximately 1,600 sales representatives, the majority of whom were inside sales representatives based at local branches. Inside sales representatives are responsible for project management, coordinating incoming orders, providing estimates and ordering material. Our sales representatives also include approximately 525 field sales representatives who directly support customers outside of local branches. These field sales representatives remain attuned to activity in their local market, identifying and tracking active projects, and are responsible for generating sales and identifying new customers and projects. They also directly assist and educate customers, taking a consultative approach and helping with custom projects and product solutions tailored to our customers’ needs. While our sales representatives are typically assigned to a local branch and report to a branch manager, they can service an entire district and report to a district manager based on a specific customer or project need and the size of the branch.
Our sales representatives are highly experienced with in-depth product and technical knowledge, significant local insights and strong long-term customer relationships, all of which are critical to our success. On average, our field sales representatives have over 10 years of experience in the water, wastewater, storm drainage and fire protection industry. Our sales approach is highly consultative, as our representatives are often deeply involved in our customers’ processes and assist in project scoping, product selection and materials management. Our sales force also includes a deep and dedicated team of nearly 200 technical product specialists at the national and regional levels who have expertise in specific product and service offerings, and who support our other sales representatives with product training and technical support.
Our Human Capital
We believe our associates are the key drivers of our success, and we are focused on attracting, training, promoting and retaining industry-leading talent. Our authentic, purpose-driven culture enables our associates to thrive in our company and our industry. We have a strong track record of developing our associates for success and driving high employee engagement. Our ability to attract and retain talent is based on four foundational pillars: pay for performance, training and development, diversity and inclusion and benefits.
As of January 30, 2022, we employed approximately 4,100 associates, including approximately 250 in branch management positions, 1,200 in branch operations, 1,600 in sales positions, 500 in warehouse positions and 550 in other positions supporting the company. Approximately 100 of our associates were covered by collective bargaining agreements. The collective bargaining agreements for 46 of these associates will expire in 2022.
Pay for Performance
We believe that our strong culture, consistent investment in our people and competitive compensation programs result in low turnover rates among our associates. Sales associates have the opportunity to earn competitive compensation through our performance-based compensation structure, which aligns our interests with those of our associates. Our leadership incentive programs link compensation levels to the achievement of branch or region-specific goals based on profitability and return on investment. Our “local business, nationwide” philosophy incentivizes both our sales force and our operations team to be entrepreneurial, making decisions grounded in a customer-centric approach. Most other associates also participate in a profit sharing plan that aligns their compensation to profitability and return on investment.
Training and Development
Our associates are the most essential resource to our company. Their knowledge, expertise and growth are critical to our company’s success. We believe that our continued investment in the development and well-being of our people, and our focus on our foundational core values of honesty and integrity, support our commitment to hands-on customer service. At Core & Main, our associates develop by learning from the best of the best—on the job, in our national learning center, through in-house subject matter experts and with virtual and online academies.
Our learning team offers a wide range of award-winning training programs and courses such as sales, operations, product expertise, leadership, management and safety. We also provide customized training, talent reviews and early career rotational programs for college graduates to develop as future leaders. We utilize our suppliers to enhance our knowledge base as new products and best practices are continually rolled out.
This talent-first approach enables us to develop and promote top talent to drive profitable growth while maintaining a supportive and mission-driven culture. Year after year, associates rate our learning opportunities as one of the most valuable aspects of working at Core & Main.

Diversity and Inclusion
We believe our diversity and inclusion efforts are critical to the success of our talent strategy. A core element of our mission is to build strong relationships with one another and in the communities we serve. Some of our efforts are well established, such as our Women’s Network, and are intended to develop women in our industry. More recently, we have created an internal diversity and inclusion advisory group, a mental health council, and an associate caring fund. Through our training programs, we are taking a proactive approach to grow and retain our own talent and develop more diverse leaders in our industry. In fiscal 2020, we began to access new talent pipelines to attract talent from diverse and underrepresented communities, as well as the military. We frequently check the pulse of our associates, in addition to our annual engagement survey to listen and act on feedback. This ongoing, two-way dialogue provides our associates with a voice in creating and improving our culture, and the overall associate experience. We believe being included and having a voice is vital for associate engagement and underscores our core principle: Team members are family.
Benefits
Our comprehensive benefits program, “Live Well,” reflects our overall belief that benefits should address the whole associate experience, including health and well-being. We offer associates a comprehensive benefits package, which includes access to a concierge service to help them navigate their benefits. These efforts are representative of our focus on promoting a consistent, positive experience for all associates.
Our Intellectual Property
We rely on trademarks, trade names and licenses to maintain and improve our competitive position. We believe that we have the trademarks, trade names and licenses necessary for the operation of our business as we currently conduct it. We rely on both trademark registration and common law protection for trademarks. Trademark rights may potentially extend indefinitely and are dependent upon national laws and our continued use of the trademarks.
Except for the Core & Main trademark and licenses of commercially available third-party software, we do not consider our trademarks, trade names or licenses to be material to the operation of our business taken as a whole. We nevertheless face intellectual property-related risks and may be unable to obtain, maintain and enforce our intellectual property rights. Assertions by third parties that we violate their intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.
Regulation
We are subject to various federal, state, and local laws and regulations, compliance with which increases our operating costs and subjects us to the possibility of regulatory actions or proceedings. Noncompliance with these laws and regulations can subject us to penalties, fines or various forms of civil, administrative, or criminal actions, any of which could have a material effect on our financial condition, results of operations, cash flows or competitive position.
These federal, state, and local laws and regulations include laws relating to wage and hour, permitting and licensing, state contractor laws, workers’ safety, transportation, tax, business with disadvantaged business enterprises, collective bargaining and other labor matters, environmental and associate benefits.
Our facilities and operations are subject to a broad range of federal, state and local environmental, health and safety laws, including those relating to the release of hazardous materials into the environment, the emission or discharge of pollutants or other substances into the air, water, or otherwise into the environment, the management, treatment, storage and disposal of hazardous materials and wastes, the investigation and remediation of contamination and the protection of the health and safety of our associates.
Our failure to comply with environmental, health and safety laws may result in fines, penalties and other sanctions as well as liability for response costs, property damages and personal injuries resulting from past or future releases of, or exposure to, hazardous materials. The cost of compliance with environmental, health and safety laws and capital expenditures required to meet regulatory requirements is not currently anticipated to have a material effect on our financial condition, results of operations, cash flows or competitive position. New laws or changes in or new interpretations of existing laws, the discovery of previously unknown contamination or the imposition of other environmental, health or safety liabilities or obligations in the future may lead to additional compliance or other costs, which could have a material effect on our financial condition, results of operations, cash flows or competitive position.

Organizational Structure
Core & Main was incorporated on April 9, 2021 for the purpose of facilitating the IPO and other related transactions in order to carry on the business of Holdings and its consolidated subsidiaries. Core & Main is a holding company, and its sole material asset is its ownership interest in Holdings, a portion of which is held indirectly through CD&R WW, LLC. Holdings has no operations and no material assets of its own other than its indirect ownership interest in Core & Main LP, the legal entity that conducts the operations of Core & Main. For more information regarding the IPO, the Reorganization Transactions (as defined below under in Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Significant Events During Fiscal 2021”) and our holding company structure, see Note 1 to the consolidated financial statements included elsewhere in the Annual Report on Form 10-K.
Available Information
Our principal executive offices are located at 1830 Craig Park Court, St. Louis, MO 63146, and our telephone number is (314) 432-4700. Our website is www.coreandmain.com. We use our website as a routine channel for distribution of information that may be material to investors, including news releases, financial information, presentations and corporate governance information. None of the information contained on, or that may be accessed through, our website or any other website identified herein is part of, or incorporated into, this Annual Report on Form 10-K, and you should not rely on any such information in connection with your decision to invest in our Class A common stock. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on our website, free of charge, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the U.S. Securities and Exchange Commission (“SEC”). Additionally, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, at www.sec.gov.

Item 1A. Risk Factors
Risks Related to Our Business
You should carefully consider the factors described below, in addition to the other information set forth in this Annual Report on Form 10-K. These risk factors are important to understanding the contents of this Annual Report on Form 10-K and of other reports. Our reputation, business, financial position, results of operations and cash flows are subject to various risks. The risks and uncertainties described below are not the only ones relevant to us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also adversely impact our reputation, financial position, results of operations and cash flows.
We have been, and may continue to be, adversely impacted by declines and volatility in the U.S. residential and non-residential construction markets.
Our business is largely dependent on activity in the U.S. residential and non-residential construction markets, which are volatile and subject to cyclical market pressures. The length and magnitude of these cycles have varied over time and by market. Approximately 22% and 39% of our net sales in fiscal 2021 were directly related to the U.S. residential and non-residential end markets, respectively. The level of activity in the U.S. residential and non-residential construction markets is based on numerous factors such as availability of credit, interest rates, general economic conditions, consumer confidence and other factors that are beyond our control. For example, in 2020, residential construction activity accelerated, in part due to the COVID-19 pandemic, as demand shifted away from densely populated urban centers, while non-residential construction slowed due to the COVID-19 pandemic. A significant downturn in activity in either the U.S. residential or non-residential construction markets could have a material adverse effect on our business, financial position, results of operations and cash flows.
We cannot predict the duration of the residential or non-residential construction industry market conditions or the timing of the recovery of residential or non-residential construction activity back to the historical averages. We also cannot provide any assurances that the operational strategies we have implemented to address current or future market conditions will be successful. Weakness in the residential or non-residential construction industry could have a material adverse effect on our business, financial position, results of operations and cash flows. Due to these factors and the potential volatility in the residential and non-residential construction markets, there may be fluctuations in our operating results, and the results for any historical period may not be indicative of results for any future period. Any uncertainty about current or future economic conditions can pose a risk to our business, financial position, results of operations and cash flows, as participants in the U.S. residential and non-residential construction industries may postpone spending in response to tighter credit, negative financial news or declines in income or asset values, which could have a material negative effect on the demand for our products.

Our business and the market for our products and services generally are subject to slowdowns in municipal infrastructure spending, which have in the past, and may in the future, result in a decrease in our net sales and operating results through reduced sales of our products to our municipal and contractor customers.
The market for the distribution of our products and services is affected by national, regional and local slowdowns in the amount spent by municipalities on waterworks infrastructure. We supply many of our products to contractors in connection with municipal projects. Approximately 39% of our net sales in fiscal 2021 were related to the municipal market. Many of the factors that influence waterworks sales are not within our control.
Municipal water infrastructure spending depends largely on availability and commitment of public funds for municipal spending, interest rates, water system capacity and general economic conditions. Product sales are subject to the availability of funding for municipal projects and reduced municipal funding could adversely affect our net sales. Economic downturns in any of our markets could reduce the level of infrastructure spending and construction activity and thus our net sales.
In addition, municipal budget processes and conditions in the municipal bond market can impact municipal spending. If a municipality is experiencing budget difficulties, or if a municipality is unable to access capital through the municipal bond market, it may allocate less funding to water infrastructure projects. Any slowdown in municipal spending on water infrastructure projects could have a material adverse effect on our business, financial position, results of operations and cash flows.
Fluctuations in federal funding can also negatively impact municipal spending. Reduced federal funding and corresponding reductions in federal fund appropriations can adversely affect many of our customers, who derive funding from federal, state and local bodies, which in turn can reduce the demand for our products and services. Conversely, increased federal funding can also adversely affect our business by slowing down state and local spending as a result of delays in appropriating such federal funding to our end customers. In November 2021, President Biden signed into law the Infrastructure Investment and Jobs Act, which includes $55 billion to invest in water infrastructure across the United States. When such a large amount of federal funding for infrastructure projects is allocated at once, funds may not be efficiently distributed to the markets in which we operate on a timely basis. Many of our customers, including those in our municipal end market, may also choose or be forced to delay the commencement of infrastructure projects until such funds are allocated, may choose or be forced to re-scope construction-ready infrastructure projects to qualify for federal funding or may not be able to timely pay for products or services provided, which could delay any benefits we expect to receive from the Infrastructure Investment and Jobs Act. Further, while our industries may benefit from increased federal funding, there is no certainty that we will receive benefits associated with such increase, as a disproportionate amount of funds may go to our competitors.
We are subject to price fluctuations in our product costs, particularly with respect to the commodity-based products that we sell.
The costs to procure the products we sell, in particular our commodity-based products, are historically volatile and subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, market speculation, government regulation and trade policies, as well as periodic delays in the delivery of our products. Our suppliers are sensitive to price fluctuations in commodities. PVC, ductile iron, fusible HDPE and steel and copper pipe and tubing products that included these commodities accounted for approximately 32% of our net sales in fiscal 2021. Volatility in prices of these commodities has increased in recent months due to several factors, including, but not limited to, constraints in the supply chain associated with labor, global logistics, and availability of raw materials, that are in part due to the impact of COVID-19 on the global economy, and were exacerbated by a decline in product supply related to hurricanes in the second half of 2020 and the winter storms of 2021 in Texas, which resulted in temporary shut downs of certain plants and other facilities that produce certain materials used in the commodity-based products that we purchase. These factors have led to decreased availability of certain products that we purchase from our suppliers. For example, as a result of these factors and supply and demand dynamics, we estimate that we have experienced an approximately 90% increase in PVC pipe costs in fiscal 2021, compared to the fiscal year ended January 31, 2021 (“fiscal 2020”). We have a limited ability to control the timing and amount of changes in the cost to procure our products. A shortage of available manufacturing capacity, or excess capacity, in the industry can result in significant increases or declines in the supply of our products, which in turn results in fluctuations in the market prices for our products, often within a short period of time. Although in some cases we have firm price quotes with our suppliers that fix the price at which we purchase products for a defined period of time, we have experienced termination of certain contracts through the enactment of force majeure contractual clauses.
Due to the conflict in Ukraine, we are experiencing increases in costs associated with commodity-based products utilized in the production of ductile iron and steel. In addition, we expect to experience price increases across all product lines due to the significant increases in petroleum costs incurred by suppliers. We are uncertain of the duration of such price increases and the impact they will have on our supply chain.

Although we seek to recover increases in our product costs by passing product cost increases on to our customers, we have not always been completely successful. In addition, in periods of declining costs for our products, we may face pricing pressure from our customers, requiring us to reduce the prices at which we sell our products to our customers in order to remain competitive in our markets. As we have experienced significant product cost increases over a relatively short period, there is increased risk in future periods that we may experience a higher level of deflation, net sales declines or net sales growth at substantially lower rates than in recent periods following improvements in the availability of labor, transportation and products. We estimate that approximately 50 to 100 basis points of the fiscal 2021 margin increases could be temporary in nature and may not be sustainable once market pricing stabilizes and product supply dynamics return to normal. Our ability to adjust prices in a timely manner to account for such price fluctuations may often depend on market conditions, our fixed costs and other factors, and our failure to adapt our product prices and operational strategies could result in lower revenue, profitability and the write down of our inventories. Historically, we have not engaged in material hedging strategies for purchases of commodity-based products. We generally sell our products on a spot basis and not under long-term contracts. Any increase in product costs that are not offset by an increase in our prices, or our inability to maintain price levels in an environment of declining product costs, could materially and adversely affect our business, financial position, results of operations and cash flows.
We are subject to inventory management risks. Insufficient inventory may result in lost sales opportunities or delayed revenue, while excess inventory may negatively impact our gross margin.
We balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence due to changing customer or consumer requirements and fluctuating commodity prices. If we overestimate demand and purchase too much of a particular product, we face a risk that the price of that product will fall, leaving us with inventory that we cannot sell at historical profit margins or record a significant charge if we are required to write-down inventory at net realizable value. Even after an inventory write-down we would likely not be able to sell the inventory at historical product margins. If we underestimate demand and purchase insufficient quantities of products, inventory shortages could result in delayed revenue, loss of sales opportunities, and/or reduced profit margins. Our business, financial condition, results of operations and cash flows could be negatively and materially impacted if either or both of these situations occur frequently or in large volumes. These risks are elevated during periods of supply chain disruption as we may simultaneously be unable to obtain certain products in a timely manner and increase on-hand quantities of other products.
Our business is affected by general business and economic conditions, which could materially and adversely affect our business, financial position, results of operations and cash flows.
The markets in which we compete, and demand for our products and services, are affected by a number of general business, financial market and economic conditions. General business, financial market and economic conditions that could impact the level of activity in our industry include economic recessions, changes in end-user preferences, business and consumer confidence, inflation, availability of credit, fluctuations in interest rates and capital, credit and mortgage markets and changes in the fiscal or monetary policies of governments in the regions in which we operate. For example, changes in interest rates can significantly increase the costs of the projects in which our products are utilized and may lead to such projects being reduced, delayed and/or cancelled. This could result in a decrease in our revenues and earnings and have a material adverse effect on our business, financial position, results of operations and cash flows. In addition, higher interest rates are often accompanied by inflation. In an inflationary environment, we may be unable to raise the prices of our products sufficiently to keep up with the rate of inflation. A decline in our end markets could materially and adversely affect our business, financial position, results of operations and cash flows. In addition, weakness in our industry could have a material adverse effect on us and we may have to close underperforming facilities from time to time as warranted by general economic conditions or weakness in the industry. In addition to a reduction in demand for our products, these factors may also reduce the price we are able to charge for our products and services. Any of these factors could negatively impact our business, financial position, results of operations and cash flows.

Acquisitions and other strategic transactions involve a number of inherent risks, any of which could result in the benefits anticipated not being realized and could have a material adverse effect on our business, financial position, results of operations and cash flows.
Acquisitions are an important component of our growth strategy and we regularly consider and enter into strategic transactions, including mergers, acquisitions, investments and other growth, market and geographic expansion strategies, with the expectation that these transactions will result in increases in net sales, cost savings, synergies and various other benefits. However, there can be no assurance that we will be able to continue to grow our business through acquisitions or other strategic transactions as we have done historically or that any businesses acquired will perform in accordance with expectations or that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove to be correct. We will continue to analyze and evaluate the acquisition of strategic businesses and other strategic transactions with the potential to strengthen our industry position or enhance our existing product offerings. We cannot assure you that we will identify or successfully complete transactions with suitable acquisition candidates in the future, nor can we assure you that completed acquisitions will be successful. Our ability to deliver the expected benefits from any strategic transactions that we do complete is subject to numerous uncertainties and risks, including our ability to integrate personnel, labor models, financial, supply chain and logistics, IT and other systems successfully; disruption of our ongoing business and distraction of management and other critical personnel; hiring additional management and other critical personnel; and increasing the scope, geographic diversity and complexity of our operations. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our existing business, our business, financial position, results of operations and cash flows could be materially and adversely affected. Moreover, consolidation in our industry could make it more difficult for us to maintain operating margins and could also increase competition for our potential acquisition targets and result in high purchase price multiples.
In connection with any acquisitions, we may acquire liabilities or defects such as legal claims, including those not identified during due diligence, such as third-party liability and other tort claims; claims for breach of contract; employment-related claims; environmental, health and safety liabilities, conditions or damage; permitting, regulatory or other compliance with law issues; liability for hazardous materials; or trade liabilities. If we acquire any of these liabilities, and they are not adequately covered by insurance or an enforceable indemnity or similar agreement from a creditworthy counterparty, we may be responsible for significant out-of-pocket expenditures. In connection with any divestitures, we may incur liabilities for breaches of representations and warranties or failure to comply with operating covenants under any agreement for a divestiture. In addition, we may indemnify a counterparty in a divestiture for certain liabilities of the subsidiary or operations subject to the divestiture transaction. These liabilities, if they materialize, could materially and adversely affect our business, financial position, results of operations and cash flows.
In addition, any future acquisition could be financed by additional indebtedness or raising equity, which could increase leverage or result in dilution to our existing stockholders, as applicable, and impact our ability to access capital in the future. See “—Risks Related to Our Indebtedness.”

The sale of our products is seasonal and subject to weather-related impacts that make our operating results subject to fluctuations.
The sale of our products is seasonal and subject to weather-related impacts as a result of the dependence of our customers on suitable weather to engage in construction, maintenance and renovation and improvement projects. Although weather patterns affect our operating results throughout the year, adverse weather and shorter daylight hours historically have reduced construction and maintenance and repair activity in the first and fourth fiscal quarters. As a result, our net sales are typically higher during the second and third fiscal quarters and lower during the first and fourth fiscal quarters due to reduced construction activity during the winter, especially in geographic regions that experience such seasonality such as the northern geographic regions. We anticipate that fluctuations from period to period will continue in the future. To the extent that tornadoes, hurricanes, blizzards, severe storms, floods, other natural disasters or similar extreme weather events occur in the geographic regions in which we operate, our business may be adversely affected. For example, suppliers and other parties with whom we do business may be able to invoke certain force majeure contractual provisions in our agreements with them as a result of natural disasters or other similar extreme weather events. In addition, disruptions caused by natural disasters or similar extreme weather events may affect our ability to both maintain key products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect our business, financial position, results of operations and cash flows. For example, operations at certain plants and facilities located in Texas that produce resin, a raw material used in the production of the PVC pipe that we purchase from suppliers, were temporarily shut down as a result of the winter storms of 2021, which caused supply chain disruptions and PVC pipe shortages, which in turn drove product cost increases. As a result of the combined impact of COVID-19 on the global economy, hurricanes in the second half of 2020, the winter storms of 2021 in Texas and supply and demand dynamics, we estimate that we experienced an approximately 90% increase in PVC pipe costs in fiscal 2021 compared to fiscal 2020. Any material shortage of products in the market as a result of natural disasters or similar extreme weather events can negatively impact our net sales, and we may not be able to offset our product costs via corresponding price increases. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Business—Seasonality.”
Our industry and the markets in which we operate are fragmented and highly competitive, and increased competitive pressures, including the pressure to consolidate, could adversely affect our business, financial position, results of operations and cash flows.
The markets in which we operate are fragmented and highly competitive. Competition varies depending on product line, type of customer and geographic area. We have only one major national competitor, but we also face competition from regional and local competitors and a limited number of manufacturers who sell directly to large customers within our customer base. We estimate that our net sales accounted for approximately 16% of our $32 billion addressable market in fiscal 2021, and that we and our largest national competitor had a similar market share in fiscal 2021. Any failure to compete with our national, regional or local competitors could have a material adverse effect on our business, financial position, results of operations and cash flows.
Recently, wholesale and distribution businesses in other industry sectors have been disrupted by the arrival of new competitors with lower-cost transactional business models or new technologies to aggregate demand away from incumbents. There has also been some consolidation within our industry as customers are increasingly aware of the total costs of fulfillment and of the need to have consistent sources of supply at multiple locations. This consolidation could cause our industry to become more competitive as greater economies of scale are achieved by competitors, or as competitors with new lower cost transactional business models are able to operate with lower prices. We believe these customer needs could result in fewer distributors as the remaining distributors become larger and more capable of being consistent sources of supply. In addition, consolidation could make it more difficult for us to maintain operating margins and could also increase competition for our potential acquisition targets and result in higher purchase price multiples.
We may lose business to competitors through the competitive bidding process, which could adversely affect our business, financial position, results of operations and cash flows.
A portion of municipal infrastructure work is awarded through competitive bidding processes in which municipalities or contractors serving municipalities compare estimates from multiple distributors. The procurement process for this work is based in part on price and the acceptance of certain risks, including risks related to fixed-price contracts and cost-overruns. We may lose business to lower-cost competitors from price-sensitive customers who do not appropriately value our sales reach, technical knowledge, broad product portfolio, customer service and project planning and delivery capabilities. In addition, increased competition from other market participants may cause us, or our contractor clients bidding for such contracts, to not be successful in obtaining or renewing these contracts. Our inability to replace a significant number of municipal contracts lost through competitive bidding processes with other revenue sources within a reasonable time could have a material adverse effect on our business, financial position, results of operations and cash flows.

The development of alternatives to distributors of our products in the supply chain could cause a decrease in our net sales and operating results and limit our ability to grow our business.
Our customers could begin purchasing more of their product needs directly from manufacturers, which could result in decreases in our net sales and earnings. Our suppliers could also invest in increasing their capacity to expand their own local sales force and sell more products directly to our customers, which could result in a decrease in our net sales. Suppliers can often sell their products at lower prices and maintain higher gross margins on their product sales than we can. For example, multiple municipalities may outsource their entire waterworks systems to a single company, thereby increasing such company’s leverage in the marketplace and its ability to buy directly from suppliers. We intend to compete for these larger municipal projects, but there can be no guarantee that our efforts will be successful or that we will be able to complete any such projects within the anticipated budget or timeline.
If we are unable to hire, engage and retain key personnel, including sales representatives, qualified branch, district and regional managers and senior management, our business, financial position, results of operations and cash flows could be materially and adversely affected.
We are dependent, in part, on our continued ability to hire, engage and retain key associates, including sales representatives, qualified branch, district and regional managers and senior management, at our operations across the United States. We rely upon experienced managerial, sales and support personnel to effectively manage our business and to successfully promote our wide range of products. We are primarily organized locally in branches and districts to allow our operations to respond to changes in local markets. As a result, our branch and district managers have a great deal of control over local operations. We also rely upon our national and regional teams of technical experts to provide insights on complex projects. If we are unable to attract and retain qualified branch and district managers or technical experts, we could be unable to respond to changes in local markets or developments in our projects in a timely manner, or at all, which could have a material adverse effect on our business, financial position, results of operations and cash flows.
Additionally, our operations depend on the continued efforts of our senior management. Our senior management team has substantial experience and expertise in our industry and has made significant contributions to our growth and success. The loss of their services could limit our ability to grow our business and cause disruptions in our operations.
If we fail to identify, develop and maintain relationships with a sufficient number of qualified suppliers or our exclusive or restrictive supplier distribution rights are terminated, our ability to timely and efficiently access products that meet our standards for quality could be adversely affected or we may experience an increase in the costs of our products that could reduce our overall profitability.
We buy our products and supplies from suppliers that manufacture and source products from the United States and abroad. We enter into agreements with many of our suppliers that provide us with exclusive or restrictive distribution rights, limiting our competitors’ ability to source materials from such suppliers. Our ability to identify and develop relationships with qualified suppliers and enter into exclusive or restrictive distribution rights agreements with suppliers who can satisfy our standards for quality and our need to access products and supplies in a timely and efficient manner is a significant challenge. In fiscal 2021, our top supplier accounted for approximately 7% of our product expenditures. Our top ten largest suppliers accounted for approximately 42% of our total purchases in fiscal 2021. Any failure to maintain our relationship with any of our top ten largest suppliers, or a failure to replace any such supplier that is lost, could have a material adverse effect on our business, financial position, results of operations and cash flows. We may be required to replace a supplier if their products do not meet our quality or safety standards. In addition, our suppliers could discontinue selling products at any time for reasons that may or may not be in our control or the suppliers’ control, including shortages of raw materials, environmental and social supply chain issues, labor disputes or weather conditions. Disruptions in transportation lines, such as the March 2021 blockage of the Suez Canal and the adverse impact to the global shipping industry, may also cause global supply chain issues that affect us or our suppliers. Global economic conditions, such as those stemming from the COVID-19 pandemic, may also result in global supply chain issues that adversely impact our access to products and supplies. See “—The COVID-19 pandemic has had, and could continue to have, an adverse impact on our business, results of operations and financial condition.” We generally have multiple sources of supply, however, in some cases, materials are provided by a single supplier. The loss of, or substantial decrease in the availability of, products from our suppliers, or the loss of a key supplier, temporarily or permanently, could result in a material shortage of products in the market, which could lead to rapid price escalations that we may be unable to offset by our prices to our customers. When supply chain issues are later resolved and prices return to normal levels, we may be required to reduce the prices at which we sell our products to our customers in order to remain competitive in our markets. In addition, even where these risks do not materialize, we may incur costs as we prepare contingency plans to address such risks. Our operating results and inventory levels could suffer if we are unable to promptly replace a supplier who is unwilling or unable to satisfy our requirements with a supplier providing similar products. In addition, our suppliers’ ability to deliver products may also be affected by raw material and commodity cost volatility or financing constraints caused by credit market conditions, which could materially and negatively impact our net sales and operating costs, at least until alternate sources of supply are arranged.

Additionally, our business, financial position, results of operations and cash flows could be materially and adversely affected by our inability to continue sourcing products from our suppliers. Although we seek to have alternate sources and recover increases in input costs through price increases in our products, shortages, supply chain interruptions or regulatory changes or other governmental actions could result in the need to change suppliers or incur cost increases that cannot, in the short term, or in some cases even in the long term, be offset by our prices.
Our operating results are sensitive to the availability and cost of freight and energy, which is important in the transport of our products.
Our operating costs increase when freight or energy costs rise. During periods of increasing freight and energy costs, we might not be able to fully recover our operating cost increases through price increases without reducing demand for our products. The cost of fuel is largely unpredictable and has fluctuated significantly in recent years. Fuel availability, as well as pricing, is also impacted by political and economic factors that are beyond our control. Recently, the cost of petroleum has risen significantly due to the conflict in Ukraine and the duration of such higher costs is uncertain.
In addition, we are dependent on third-party freight carriers to transport some of our products. Our access to third-party freight carriers is not guaranteed, and we may be unable to transport our products at economically attractive rates in certain circumstances, particularly in cases of adverse market conditions or disruptions to transportation infrastructure. For example, the U.S. is currently experiencing a shortage of qualified professional commercial truck drivers, which has increased freight costs and impacted our suppliers’ ability to deliver products to us and our ability to deliver products on a timely basis. There can be no certainty that such shortage will be addressed in the near-term and we may be unable to secure alternative means of freight transport. Similarly, increasing energy costs (in particular, the cost of fuel) could put a strain on the transportation of materials and products if it forces certain transporters to close. Our business, financial position, results of operations and cash flows could be materially and adversely affected if we are unable to pass all of the cost increases on to our customers, if we are unable to obtain the necessary energy supplies or if freight carrier capacity in our geographic markets were to decline significantly or otherwise become unavailable.
A significant amount of our net sales are credit sales, which are made primarily to customers whose ability to pay is dependent, in part, upon the economic strength of the industry and geographic areas in which they operate.
Approximately 98% of our net sales volume in fiscal 2021 was facilitated through the extension of credit to our customers whose ability to pay is dependent, in part, upon the economic strength of the industry in the areas in which they operate. In some cases, our extension of credit is secured by mechanic liens or surety bonds backed by a surety company, but such security does not guarantee collection. If a customer is unable to pay off our mechanic lien or if such lien is not superior to other lienholders and creditors, we may not be able to recoup our extension of credit. The credit we extend to a customer depends on both the financial strength of the customer and the nature of the project in which the customer is involved. Certain customers may not make payments to us until they receive payments from their own customers. Supply chain constraints, in part due the COVID-19 pandemic, may extend project completion dates and ultimately the time until we receive full payment from our customers. The inability of our customers to pay off their credit lines in a timely manner, or at all, could have a material adverse effect on our business, financial position, results of operations and cash flows. Furthermore, our collections efforts with respect to non-paying or slow-paying customers could negatively impact our customer relations going forward. In addition, if our collections process fails to collect money due from a customer, we may be forced to initiate litigation against such customer to compel payment. Any such litigation could be costly, and the outcome would be uncertain.
Because we depend on the creditworthiness of certain of our customers, if the financial condition of our customers declines, our credit risk could increase. Significant contraction in our markets, coupled with tightened credit availability and financial institution credit underwriting standards, could adversely affect certain of our customers. If we experience delays and defaults in client payments and we pay our suppliers before receiving payment from our customers for the related products or services, we could experience a material adverse effect on our business, financial position, results of operations and cash flows.
A change in supplier terms could adversely affect our income and margins.
The terms on which we purchase products from many of our suppliers entitle us to receive a rebate based on the volume of our purchases, a discount or other favorable payment terms. Suppliers may adversely change the terms of some or all of these programs. Although these changes would not affect the net recorded costs of products already purchased, they may materially lower our gross margins on products we sell or income we realize in future periods and thereby reduce associated cash flows from operations. In addition, a reduction in the supplier payment terms would result in a reduction in cash flows from operations.

We may not be able to identify new products and new product lines and integrate them into our distribution network, which could adversely affect our ability to compete.
Our business depends in part on our ability to identify future products and product lines that complement existing products and product lines and that respond to our customers’ needs, as well as our ability to identify and respond promptly to evolving trends in demographics, as well as customer wants, preferences and expectations. We may not be able to compete effectively unless our product selection keeps up with trends in the markets in which we compete, including the need for more localized assortments of our products to appeal to needs in each end-market, or trends in new products. As a result, we continually seek to offer products and solutions that allow us to stay at the forefront of the needs of the market for our products and services. The success of new products depends on a variety of factors, including timely and successful product development by our suppliers, market acceptance and demand, competitive response, our ability to manage risks associated with product life cycles, the effective management of inventory and purchase commitments and the availability and cost of raw materials for our suppliers. Some of the foregoing factors are beyond our control and we cannot fully predict the ultimate success of the introduction of new products. For example, water utilities have traditionally been slow adopters of new technology and may not adopt our new products as quickly as we expect. In introducing new products and solutions, any delays, unexpected costs, diversion of resources, loss of key associates, failure of the market to accept the new product or other setbacks could materially and adversely affect our business, financial position, results of operations and cash flows.
In addition, our expansion into new markets may present competitive, distribution and regulatory challenges that differ from current ones. We may be less familiar with the target customers and may face different or additional risks, as well as increased or unexpected costs, compared to existing operations. Growth into new markets may also bring us into direct competition with companies with whom we have little or no past experience as competitors. To the extent we are reliant upon expansion into new geographic, industry and product markets for growth and do not meet the new challenges posed by such expansion, our future sales growth could be negatively impacted, our operating costs could increase, and our business, financial position, results of operations and cash flows could be materially and adversely affected.
The COVID-19 pandemic has had, and could continue to have, an adverse impact on our business, results of operations and financial condition.
The public health crisis caused by COVID-19 and certain government restrictions to prevent its spread have had, and could continue to have, an adverse impact on our business, results of operations and financial condition as well as the operations of some of our suppliers. While such restrictions have started to ease, these restrictions and/or stricter measures may be reintroduced, which could have a material adverse effect on our business, financial position, results of operations and cash flows. The COVID-19 pandemic has also caused significant economic and financial disruption and volatility both in the United States and around the world, leading to an unprecedented slowdown in economic activity, a related increase in unemployment, volatile equity market valuations and significant disruptions in financial activity. These conditions are expected to continue in the near term.
In fiscal 2020, we experienced decreased demand for our products and softening in our business as a result of the outbreak of the COVID-19 pandemic in the United States, primarily during the second and third fiscal quarters, most notably in jurisdictions where governments more narrowly defined which services constitute “essential services” with respect to construction activities. However, there can be no assurances that any actions we may take in the future, will be effective in mitigating the impact of the COVID-19 pandemic. We have seen increased pressure on our supply chain due to several factors, including, but not limited to, labor availability, global logistics and availability of raw materials, that are in part due to the impact of COVID-19 on the global economy. For example, access to certain meter products that we sell is dependent on the ability of manufacturers to obtain semi-conductor chips. The global supply shortage of semi-conductor chips has impacted various industries and companies, including us, and there is no certainty as to when availability will return to historic levels. Depending on the ultimate scope and duration of supply chain disruptions, we may experience increases in product costs which we may not be able to pass on to our customers, loss of sales due to lack of product availability or potential customer claims from the inability to provide products in accordance with contractual terms.
In addition, if significant numbers of associates, key personnel and/or senior management become unavailable due to sickness, legal requirements or self-isolation, our operations could be disrupted and materially adversely affected. Measures taken in response to COVID-19 could adversely impact our ability to retain and attract associates, including key personnel. Moreover, a decline in municipal waterworks systems and infrastructure spending or a decrease in non-residential construction and/or housing starts could prevent us from executing on our strategies and negatively impact our business, results of operations and financial condition. In addition, the impact of the COVID-19 pandemic could exacerbate the other risks we face described elsewhere under “Risk Factors.”

There continue to be significant uncertainties associated with the COVID-19 pandemic, including with respect to the course, duration and severity of the virus, future actions that may be taken by governmental authorities and private businesses to contain the COVID-19 pandemic or to mitigate its impact and the effectiveness of such actions, the timing and speed of economic recovery and the widespread availability and ultimate effectiveness of vaccinations for COVID-19. We continue to monitor the situation and assess further possible implications to our business. Even after the COVID-19 pandemic subsides, we could still experience long-term impacts on our operating costs, as a result of attempts to counteract future outbreaks of COVID-19 or other viruses through, for example, enhanced health and hygiene requirements in one or more regions. Moreover, the long-term economic effects of COVID-19 on residential, construction and commercial development and municipal budgets are uncertain. We cannot at this time reasonably estimate the impact to our future results of operations, cash flows and financial condition; however, if these conditions worsen, we may be materially and adversely impacted.
We could incur significant costs in complying with environmental, health and safety laws or permitting regimes or as a result of satisfying any liability or obligation imposed under such laws or permitting regimes.
Our facilities and operations are subject to a broad range of federal, state and local environmental, health and safety laws, including those relating to the release of hazardous materials into the environment, the management, treatment, storage and disposal of hazardous materials and wastes, the investigation and remediation of contamination and the protection of our associates. We have incurred, and expect to continue to incur, capital expenditures in addition to ordinary course costs to comply with applicable current and future environmental, health and safety laws. More stringent federal, state or local environmental rules or regulations could increase our operating costs and expenses. Our failure to comply with environmental, health and safety laws may result in fines, penalties, enforcement actions and other sanctions as well as liability for response costs, property damages and personal injuries resulting from releases of, or exposure to, hazardous materials. We could also be held liable for the costs to address contamination at any real property we have ever owned or operated, or used as a storage or disposal site. In addition, changes in, or new interpretations of, existing laws, the discovery of previously unknown contamination, or the imposition of other environmental, health or safety liabilities or obligations in the future, including additional investigation or other obligations with respect to any potential health hazards of our products or business activities, may lead to additional compliance or other costs that could have a material adverse effect on our business, financial position, results of operations and cash flows.
We cannot assure you that any costs relating to future capital and operating expenditures to maintain compliance with environmental, health and safety laws, as well as costs to address contamination or environmental claims, will not exceed any current estimates and reserves or adversely affect our business, financial position, results of operations and cash flows. In addition, any unanticipated liabilities or obligations arising, for example, out of the discovery of previously unknown conditions or changes in law or enforcement policies, could materially and adversely affect our business, financial position, results of operations and cash flows.
We are subject to regulation and regulatory change, and our costs of doing business could increase as a result of changes in U.S. federal, state, local or international regulations.
Our operations are principally affected by various statutes, regulations and laws in the U.S. states in which we operate. While we are not engaged in a heavily regulated industry, we are subject to various laws applicable to businesses generally, including laws affecting land usage, zoning, the environment, health and safety, transportation, labor and employment practices, competition, immigration and other matters. Additionally, building codes may affect the products our customers are allowed to use, and consequently, changes in building codes may affect the saleability of our products. In addition, changes to U.S. federal, state and local tax laws and regulations could have a material impact on us. See Item 1. “Business—Regulation.” In addition, we export certain of our products to different jurisdictions outside of the United States, and the shipment of goods across international borders is subject to extensive trade laws and regulations. The laws and regulations concerning export activity, recordkeeping and reporting, export control and economic sanctions are complex and constantly changing, and we cannot provide assurance that we will not incur material costs or liabilities in connection with these or other regulatory requirements.
We deliver products to many of our customers through our own fleet of vehicles. The U.S. Department of Transportation (the “DOT”) regulates our operations in domestic interstate commerce. We are subject to various requirements governing interstate operations prescribed by the DOT, including safety regulations and other rules, including, for example, the DOT Disadvantaged Business Enterprise (“DBE”) Program, which imposes certain requirements to increase DBE participation in DOT-assisted projects and contracts. Vehicle dimensions and driver hours of service also remain subject to both federal and state regulation. More restrictive limitations on vehicle weight and size and trailer length and configuration could increase our costs. Furthermore, commercial driver’s licensing requirements imposed by states or local governments could limit the availability of qualified drivers to transport our products, which could also increase our costs. If we are unable to pass these cost increases on to our customers, it would reduce our gross margins, increase our selling, general and administrative expenses and reduce our net income.

In addition, many of our municipal water products and infrastructure customers are regulated by federal and state government agencies, such as the U.S. Environmental Protection Agency and state public utility commissions. These agencies could change the way in which they interpret current regulations and may impose additional regulations. Further, there may also be new legislation or regulatory change in response to the perceived effects of climate change, which is expected to continue to be the subject of increasing regulatory attention and requirements. Changes in environmental and climate change laws or regulations, including laws relating to greenhouse gas emissions, could lead to new or additional investment in product designs that could increase our environmental compliance expenditures. These changes could have a material adverse effect on our customers and the profitability of the services they provide, which could reduce demand for our services or our products and could further subject us to additional costs and restrictions, including increased energy, compliance and product costs.
We cannot predict whether future developments in law and regulations will affect our business, financial position, results of operations and cash flows in a negative manner. Similarly, we cannot assess whether we will be successful in meeting future demands of regulatory agencies in a manner which will not materially adversely affect our business, financial position, results of operations and cash flows.
The nature of our business exposes us to product liability, construction defect and warranty claims and other litigation and legal proceedings.
From time to time, we are involved in litigation and other legal proceedings and claims in the ordinary course of business related to a range of matters, including, without limitation, environmental, contract, employment claims, product liability, construction defect and warranty claims. We rely on manufacturers and other suppliers to provide us with most of the products we sell and distribute. However, as a distributor, we face an inherent risk of exposure to product liability and other claims in the event that the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health or safety or other laws. In addition, we fabricate and install certain products, either internally or through third parties, which may increase our exposure to product liability claims. We cannot predict with certainty whether or how we may become liable under environmental and product liability statutes, rules, regulations and case law. In particular, we have been and continue to be subject to claims related to asbestos containing products, including for claims relating to products sold by businesses prior to being acquired by us. Asbestos-related claims have not historically had a material impact on our financial position or results of operations, but there can be no guarantee that any such claims will not have a material impact on us in the future. See Item 1. “Business—Legal Proceedings.”
We also may, from time to time, be involved in government inquiries, investigations and proceedings. We cannot predict with certainty the outcomes of these inquiries, investigations and proceedings. The outcome of some of these events and other contingencies could require us to take, or refrain from taking, actions that could materially and adversely affect our business, financial position, results of operations and cash flows, such as requiring us to pay substantial amounts of money. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources from other matters.
In addition, we own and operate a fleet of distribution vehicles and therefore face the risk of traffic accidents. We may incur liability in connection with these activities. The amount of any such liability in the future could be significant and may materially and adversely impact our business, financial position, results of operations and cash flows.
Although we currently maintain insurance, including, but not limited to, workers’ compensation, automobile and product/general liability coverage, there can be no assurance that we will be able to maintain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate protection against potential liabilities. Additionally, we do not carry insurance for all categories of risk that our business may encounter (including asbestos claims for which insurance is not attainable). Any significant liability that is uninsured or not fully insured may require us to pay substantial amounts. There can be no assurance that any current or future claims will not materially and adversely affect our business, financial position, results of operations and cash flows.
We provide medical coverage to some of our associates through a self-insured preferred provider organization. Though we believe that we have adequate insurance coverage in excess of self-insured retention levels, our business, financial position, results of operations and cash flows may be adversely affected if the number and severity of insurance claims increases.
Further, while we seek indemnification against potential liability for product liability claims from relevant parties, including, but not limited to, manufacturers and suppliers, we cannot guarantee that we will be able to recover under such indemnification claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant time periods, regardless of the ultimate outcome. An unsuccessful product liability defense could be highly costly and accordingly result in a decline in net sales and/or profitability. In addition, even if we are successful in defending any claim relating to the products we distribute, claims of this nature could negatively impact customer confidence in our products and us.

Failure to achieve and maintain a high level of product quality as a result of our suppliers’ or manufacturers’ mistakes or inefficiencies could damage our reputation and negatively impact our revenue and results of operations.
To continue to be successful, we must continue to preserve, grow and capitalize on the value of our brand in the marketplace. Reputational value is based in large part on perceptions of subjective qualities. Even an isolated incident, such as a high-profile product recall, or the aggregate effect of individually insignificant incidents, can erode trust and confidence, particularly if such incident or incidents result in adverse publicity, governmental investigations or litigation, and as a result, could tarnish our brand and lead to a material adverse effect on our business, financial position, results of operations and cash flows.
In particular, product quality issues as a result of our suppliers’ or manufacturers’ acts or omissions could negatively impact customer confidence in our brands and our products. As we do not have direct control over the quality of the products manufactured or supplied by such third-party suppliers, we are exposed to risks relating to the quality of the products we distribute. If our product offerings do not meet applicable safety standards or customers’ expectations regarding safety or quality, or are alleged to have quality issues or to have caused personal injury or other damage, we could experience lower revenue and increased costs and be exposed to legal, financial and reputational risks, as well as governmental enforcement actions. In addition, actual, potential or perceived product safety concerns could result in costly product recalls.
We seek to enter into contracts with suppliers which provide for indemnification from any costs associated with the provision of defective products. However, there can be no assurance that such contractual rights will be obtained or adequate, or that related indemnification claims will be successfully asserted by us.
Any difficulties with, or interruptions of, our fabrication services could delay our output of products and harm our relationships with our customers.
Any difficulties with, or interruptions of, our fabrication service operations could delay our output of products and harm our relationships with our customers. Although the majority of our overall product offerings relate to distribution for which we engage in no significant manufacturing, we do perform light fabrication services for certain fire protection and fusible piping products, which accounted for less than 5% of our net sales in fiscal 2021 and which we believe are products with significant opportunities for growth. If our fabrication processes fail, we may fail to perform on our contracts with our customers unless we are able to obtain comparable products or services in a timely and cost-effective manner. If we are unable to fabricate certain products or find suitable replacements for them, it could have a material adverse effect on our business, financial position, results of operations and cash flows.
We are subject to certain safety and labor risks associated with the distribution of our products.
As of January 30, 2022, we employed approximately 4,100 associates in total, a significant percentage of whom work at our branch locations. Our business involves transporting industrial water, wastewater, storm drainage and fire protection products and operating heavy machinery such as forklifts and tractor trailers, and there is a risk that an accident or death could occur in one of our facilities. We operate a large fleet of trucks and other vehicles and therefore face the risk of traffic accidents. The outcome of any personal injury, wrongful death or other litigation is difficult to assess or quantify and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith or negative effects on associate morale, could have a material adverse effect on our business, financial position, results of operations and cash flows. In addition, any accident could result in product distribution delays, which could negatively affect our business, financial position, results of operations and cash flows.
In addition, work stoppages and other disruptions due to labor disputes may negatively affect our business, financial position, results of operations and cash flows. As of January 30, 2022, approximately 100 of our associates were covered by collective bargaining agreements. The collective bargaining agreements for approximately 46 of these associates expire in 2022. The number of our associates covered under collective bargaining agreements could increase in the future. A work stoppage or other interruption of production could occur at our facilities as a result of disputes under existing collective bargaining agreements with labor unions or in connection with negotiations of new collective bargaining agreements, as a result of supplier financial distress, or for other reasons.

An impairment of goodwill, intangible assets or other long-lived assets could have a material adverse effect on our financial position or results of operations.
Acquisitions frequently result in the recording of goodwill and other intangible or long-lived assets. As of January 30, 2022, goodwill and amortizing intangible assets, net of accumulated amortization, represented 34% and 20%, respectively, of our total assets. Goodwill and indefinite-lived intangible assets are not amortized and are subject to impairment testing at least annually using a fair value-based approach. Future events, such as declines in our cash flow projections or customer demand, may cause impairments of our goodwill or long-lived assets, including intangible assets, based on factors such as the price of our common stock, projected cash flows, assumptions used, control premiums or other variables. In addition, if we divest long-lived assets at prices below their asset value, we must write them down to fair value resulting in long-lived asset impairment charges, which could adversely affect our financial position or results of operations. We cannot accurately predict the amount and timing of any impairment of assets, and, in the future, we may be required to take additional goodwill or other asset impairment charges. Any such non-cash charges could have a material adverse effect on our financial position or results of operations.
Changes in tariffs and other trade restrictions could have a material adverse effect on our business, financial position, results of operations and cash flows.
If significant tariffs or other restrictions are placed on foreign imports by the United States or any related counter-measures are taken by impacted foreign countries, it could have a material adverse effect on our business, financial position, results of operations and cash flows. We may not be able to pass any resulting price increase on to our customers, and even if we are able to pass along such price increases, we may face decreased demand for our products and we may lose customers. Conversely, if significant tariffs or other restrictions are removed on foreign imports by the United States, we may be forced to lower the prices we charge our customers for our products in order to remain competitive in our markets, which could also have a material adverse effect on our business, financial position, results of operations and cash flows.
Tariffs on imports from China have increased prices for procuring certain of our products, including imported steel products, and have led domestic sellers to respond with market-based increases. In response, certain other countries have proposed responsive tariffs or other trade restrictions on U.S. products. At this time, there is no assurance that a comprehensive trade agreement will be successfully negotiated between the United States and China to reduce or eliminate existing tariffs.
It remains unclear what additional actions, if any, will be taken by the United States or other governments with respect to international trade agreements, the imposition or removal of tariffs on goods imported into the United States, the creation or removal of barriers to trade, tax policy related to international commerce, or other trade matters. The current tariffs and trade restrictions, along with any additional tariffs and restrictions that may be implemented by the United States or other countries in the future, may result in further increased prices, decreased available supply of steel and other materials used in our business and worsened economic conditions affecting the market for our products and services more broadly. As a result, our business, financial position, results of operations and cash flows may be materially and adversely affected.
Because we operate our business through highly dispersed locations across the United States, our operations may be materially adversely affected by inconsistent practices and the operating results of individual branches may vary.
We operate our business through a network of highly dispersed locations throughout the United States, supported by executives and services from our headquarters, with local branch management retaining responsibility for day-to-day operations and adherence to applicable local laws. Our operating structure could make it difficult for us to coordinate procedures across our operations in a timely manner or at all. Our branches may require significant oversight and coordination from headquarters to support their growth. Inconsistent implementation of corporate strategy and policies at the local level could materially and adversely affect our overall profitability, prospects, business, financial position, results of operations and cash flows. In addition, the operating results of an individual branch may differ from that of another branch for a variety of reasons, including market size, management practices, competitive landscape, regulatory requirements, and local economic conditions. As a result, certain of our branches may experience higher or lower levels of growth and profitability than other branches.

Interruptions in the proper functioning of our information technology (“IT”) systems, including from cybersecurity threats, could disrupt operations and cause unanticipated increases in costs or decreases in net sales, or both.
Because we use our information systems, including Smart Distributor, PowerScope, Online Advantage, Mobile Advantage and other platforms to, among other things, manage inventories and accounts receivable, make purchasing decisions, prepare project bids, assist our customers and improve our customers’ experience and monitor our results of operations, the proper functioning of our IT systems is critical to the successful operation of our business. Although our IT systems are protected through physical and software safeguards and remote processing capabilities exist, our IT systems and confidential data, or those of our suppliers and customers, are still vulnerable to natural disasters, power losses, unauthorized access (including through any intentional or malicious attacks, whether by a virus or an outsider seeking to compromise our IT systems, or by a rogue associate), telecommunication failures and other problems. If critical IT systems fail, or are otherwise unavailable, our ability to process orders, track credit risk, identify business opportunities, maintain proper levels of inventories, collect accounts receivable and pay expenses and otherwise manage our business would be materially and adversely affected.
Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. The cybersecurity landscape continues to evolve and presents novel risks and we may become increasingly vulnerable to such risks if we fail to assess and identify cybersecurity risks associated with our operations. A failure in or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber-attacks or information security breaches has in the past, and could in the future, disrupt our business. For example, during fiscal 2020 a third-party payment processor with which we work experienced a ransomware attack that prevented them from processing check-based payments for us for a period of several weeks. In addition, a cyber-attack or information security breach could result in the disclosure or misuse of confidential or proprietary information, result in legal liability and regulatory action, damage our business relationships and reputation, result in or increase our litigation, remediation, forensic or other costs or cause losses. We may also incur significant administrative and technology costs in implementing and maintaining data security measures to prevent or limit the impact of such incidents. Damage to us or to our suppliers or customers resulting from such incidents could subject us to liability under U.S. state and federal and foreign laws that require us to implement adequate data security and to protect confidential personal data, which could result in increased costs, loss of revenues, settlement costs and/or substantial penalties that may either not be insured or not be fully covered through insurance. As a result, cybersecurity and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us. Although we believe that we have robust information security procedures and other safeguards in place, as cyber threats continue to evolve, we continually assess cyber risks and implement updates to our IT systems. There can be no guarantee that a cyber incident will not occur and that our business, financial position, results of operations and cash flows will not be materially and adversely affected by such an incident.
Recent global events, including COVID-19 and the conflict in Ukraine, have increased in frequency, scope and potential harm, of cyberattacks. Cybercriminals are deploying a variety of ransomware and other malware, phishing, register new domain names containing wording related to Ukraine or COVID-19, and attack newly deployed remote access and teleworking infrastructure. The COVID-19 pandemic may also cause an extended period of remote work arrangements, which could strain our business continuity plans, introduce operational risk, including, but not limited to, cybersecurity risks, and impair our ability to manage our business. The conflict in Ukraine and the political response to Russia may lead to retaliatory attacks against companies based in the United States. As these strategies continue to evolve, we may not be able to successfully protect our operational and information technology systems and platforms against such threats and we may incur significant costs in the attempt to modify or enhance our protective measures or investigate or remediate any vulnerability, which could have a material adverse effect on our business, financial position, results of operations and cash flows.
We may need to raise additional capital, and we cannot be sure that additional financing will be available.
To satisfy existing obligations and support the development of our business, we depend on our ability to generate cash flow from operations and to borrow funds. We may require additional financing for liquidity, capital requirements or growth initiatives. We may not be able to obtain financing on terms and at interest rates that are favorable to us or at all. Any inability by us to obtain financing in the future could have a material adverse effect on our business, financial position, results of operations and cash flows.
In addition, if we were to undertake a substantial acquisition for cash, the acquisition would likely need to be financed in part through additional financing from banks, through offerings of debt or equity securities or through other arrangements. Such acquisition financing might decrease our net income, Adjusted EBITDA and Adjusted EBITDA margin and adversely affect our leverage and credit rating. We cannot assure you that the necessary acquisition financing would be available to us on acceptable terms if and when required.

Our customer relationships are generally governed by purchase orders and job-specific customer agreements, as applicable, and not by long-term agreements, and, as a result, such customers have the right to change the terms under which they do business and/or terminate their relationship with us.
Our customer relationships are governed by purchase orders and job-specific customer agreements, as applicable, and not by long-term agreements. Consequently, despite the length of our relationships with our customers and our low historical customer turnover rates, there can be no assurance that our customer base will remain stable in the future. If our customers do not renew orders, our business, financial position, results of operations and cash flows could be negatively affected.
While a portion of our net sales are made to customers with whom we have contractual relationships, many of these contracts are requirements contracts under which we supply a percentage of a customer’s requirements over a period of time, without any specific commitment by the customer to purchase a particular unit volume. As such, we are not guaranteed any minimum level of net sales under many of our contracts and many of our customers, including some of our largest customers, are under no obligation to continue to purchase products from us.
Moreover, if a customer’s requirements for our products exceed our ability to supply that customer, as has occurred from time to time, we may have a short-term or long-term inability to supply that customer from our own branches and may be required to take other proactive steps in order to fill that customer’s order, which may be at a higher cost to us. Our inability to supply a customer’s specific requirements from our branches could materially and adversely affect our relationship with that customer or increase our operating costs.
Most of our net sales are made to customers that do not have contracts in place and are not contractually obligated to purchase products from us. Our repeat business with respect to these customers largely depends on these customers’ satisfaction with our products and our customer service. At any time these customers can stop purchasing our products from us and cease doing business with us. We cannot be sure that any particular customer will continue to do business with us for any period of time.
We are subject to risks associated with operating internationally.
Our business operations are subject to a variety of risks associated with exporting products to jurisdictions outside of the United States, including:
• changes in or interpretations of laws or policies that may adversely affect the export of our products and the imposition of inconsistent or contradictory laws or regulations;
• political instability in foreign countries;
• reliance on the U.S. or other governments to authorize us to export products;
• conducting business in places where laws, business practices, and customs are unfamiliar or unknown; and
• imposition of tariffs or embargoes, export controls and other trade restrictions.
In addition, we are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by business entities for the purpose of obtaining or retaining business. Our activities in any country in which we deal with governmental clients create the risk of unauthorized payments or offers of payments by one of our associates or contractors that could be in violation of various laws including the FCPA and other anti-corruption laws, even though these parties are not always subject to our control. If we were to fail to comply with the FCPA, other anti-corruption laws, applicable import-export control regulations, data privacy laws or other applicable rules and regulations, we could be subject to substantial civil and criminal penalties and the possible loss of export or import privileges, which could have a material adverse effect on our business, financial position, results of operations and cash flows.
We occupy most of our facilities under long-term non-cancelable leases and we may be unable to renew leases on favorable terms or at all.
Most of our facilities are located in leased premises. Many of our current leases are non-cancelable and typically have terms ranging from two to five years, with options to renew for specified periods of time. We believe that leases we enter into in the future will likely be long-term and non-cancelable and have similar renewal options. However, there can be no assurance that we will be able to renew our current or future leases on favorable terms or at all, which could have a material adverse effect on our ability to operate our business and on our financial position, results of operations and cash flows.

Any deficiencies in our financial reporting or internal controls could adversely affect our business and the trading price of our Class A common stock.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. Beginning with our second annual report following our IPO, we will be required to provide a management report on internal control over financial reporting.
If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. In addition, our internal control over financial reporting will not prevent or detect all errors and fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. Moreover, because we regularly consider and enter into strategic mergers and acquisitions, the integration of businesses may create complexity in our financial systems and internal controls and make them more difficult to manage. Such integration into our internal control system could cause us to fail to meet our financial reporting obligations.
If there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal controls, investors may lose confidence in the accuracy and completeness of our financial reports, which in turn could cause the price of our Class A common stock to decline. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our internal controls, it may negatively impact our business, financial position, results of operations and reputation. In addition, we could become subject to investigations by the NYSE, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.
Risks Related to Our Indebtedness
Our substantial indebtedness may adversely affect our financial health and our ability to raise additional capital or obtain financing in the future.
As of January 30, 2022, we had total consolidated indebtedness of $1,493 million and $172 million in outstanding lease commitments. In addition, as of January 30, 2022, after giving effect to $9 million of letters of credit issued under the Senior ABL Credit Facility (as defined below in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Events During Fiscal 2021”), Core & Main LP would have been able to borrow $841 million under the Senior ABL Credit Facility, subject to borrowing base availability.
Our substantial indebtedness could have important consequences to you. Because of our substantial indebtedness:
• our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements, pay dividends and make other distributions or to purchase, redeem or retire capital stock or for general corporate purposes and our ability to satisfy our obligations with respect to our indebtedness may be impaired in the future;
• a large portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes;
• we are exposed to the risk of increased interest rates because a significant portion of our borrowings are at variable rates of interest;
• it may be more difficult for us to satisfy our obligations to our creditors, resulting in possible defaults on, and acceleration of, such indebtedness;
• we may be more vulnerable to general adverse economic and industry conditions;
• we may be at a competitive disadvantage compared to our competitors with proportionately less indebtedness or with comparable indebtedness on more favorable terms and, as a result, they may be better positioned to withstand economic downturns;
• our ability to refinance indebtedness may be limited or the associated costs may increase;
• our flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited;
• our ability to pay dividends and make other distributions or to purchase, redeem or retire capital stock may be limited; and
• we may be prevented from carrying out capital spending and restructurings that are necessary or important to our growth strategy and efforts to improve our operating margins.

Despite our indebtedness levels, we and our subsidiaries may be able to incur substantially more indebtedness, which may increase the risks to our financial condition and results of operations created by our indebtedness.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the agreements governing our indebtedness provide our subsidiaries with the flexibility to incur a substantial amount of indebtedness in the future, which indebtedness may be secured or unsecured. If our subsidiaries are in compliance with certain incurrence ratios set forth in the agreements governing our indebtedness, our subsidiaries may be able to incur substantial additional indebtedness, which may increase the risks created by our current indebtedness. In addition, after giving effect to $9 million of letters of credit issued under the Senior ABL Credit Facility, as of January 30, 2022, Core & Main LP would have been able to borrow an additional $841 million under the Senior ABL Credit Facility, subject to borrowing base availability. See Note 6 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
The agreements governing our indebtedness restrict our current and future operations and our ability, and the ability of our future subsidiaries, to engage in certain business and financial transactions, and, as a result, may adversely affect our business, financial position, results of operations and cash flows.
The agreements governing our indebtedness contain a number of covenants that limit Core & Main LP’s ability and the ability of any of its future restricted subsidiaries to:
• incur additional indebtedness or issue certain preferred shares;
• pay dividends, redeem stock or make other distributions in respect of capital stock;
• repurchase, prepay or redeem subordinated indebtedness;
• make investments;
• create restrictions on the ability of Core & Main LP’s restricted subsidiaries to pay dividends to Core & Main LP or make other intercompany transfers;
• incur additional liens;
• transfer or sell assets;
• make negative pledges;
• consolidate, merge, sell or otherwise dispose of all or substantially all of Core & Main LP’s assets;
• change the nature of Core & Main LP’s business;
• enter into certain transactions with Core & Main LP’s affiliates; and
• designate subsidiaries as unrestricted subsidiaries.
In addition, the ABL Credit Agreement (as defined below in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Events During Fiscal 2021”) requires Core & Main LP to comply with a consolidated fixed charge coverage ratio under certain circumstances and contains other covenants customary for asset-based facilities of this nature. Core & Main LP’s ability to borrow additional amounts under the Senior ABL Credit Facility depends upon satisfaction of these covenants. Events beyond our control can affect our ability to meet these covenants.
Core & Main LP is required to make mandatory prepayments under (a) the Senior ABL Credit Facility, if aggregate outstanding borrowings exceed the then applicable borrowing base or the then effective commitments under the Senior ABL Credit Facility, and (b) the Senior Term Loan Facility (as defined below in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Events During Fiscal 2021”), from excess cash flow, asset sale proceeds, insurance recovery proceeds and proceeds from certain debt incurrences, in each case subject to certain limitations and conditions set forth in the agreements governing such facilities. In addition, any future financing arrangements entered into by us may contain similar restrictions. As a result of these covenants and restrictions, we are limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities.
Our failure to comply with our obligations under the agreements governing our indebtedness as described above, as well as others contained in any future debt instruments from time to time, may result in an event of default under the agreements governing our indebtedness. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our business, financial position, results of operations and cash flows could be adversely affected.

The Amended and Restated Limited Partnership Agreement of Holdings and the Tax Receivable Agreements limit our ability to incur additional indebtedness or refinance our existing indebtedness on favorable terms.
The Second Amended and Restated Agreement of Limited Partnership of Holdings (the “Amended and Restated Limited Partnership Agreement of Holdings”) restricts our ability to incur additional indebtedness or refinance our existing indebtedness in a manner that would materially and adversely affect Holdings’ ability to make tax distributions to holders of limited partner interests of Holdings (“Partnership Interests”) or distributions to us to fund payments under the Tax Receivable Agreements (as defined below under “Risks Related to our Organizational Structure”). We may be unable to secure additional financing or refinance our existing indebtedness on favorable terms as a result of such restriction.
In addition, each of the Tax Receivable Agreements requires that any debt document that refinances or replaces our existing indebtedness be no more restrictive on our ability to make payments under each Tax Receivable Agreement than our current indebtedness, unless CD&R Waterworks Holdings, L.P. a Delaware limited partnership, and the Former Limited Partners (as defined below) (collectively, the “CD&R Investors”) otherwise consent. At the time of any such refinancing or replacing our existing indebtedness, it may not be possible to include such terms in such debt documents, and a result, we may need the CD&R Investors’ consent to complete such refinancing of our existing indebtedness.
An increase in interest rates would increase the cost of servicing our indebtedness and could reduce our profitability, decrease our liquidity and impact our solvency.
Our indebtedness under the Senior ABL Credit Facility and under the Senior Term Loan Facility bears interest at variable rates. As a result, increases in interest rates could increase the cost of servicing such indebtedness and materially reduce our profitability and cash flows. As of January 30, 2022, assuming all Senior ABL Credit Facility revolving loans were fully drawn, and excluding the impact of any interest rate hedging instruments, each one percentage point change in interest rates would have resulted in an approximately $23 million increase in annual interest expense on the Senior ABL Credit Facility and the Senior Term Loan Facility. The impact of such an increase would be more significant for us than it would be for some other companies because of our substantial indebtedness.
Furthermore, the upcoming cessation of the availability of LIBOR may adversely affect our business, financial position, results of operations and cash flows. As of January 30, 2022, $1,493 million of our aggregate consolidated indebtedness was indexed to LIBOR. In addition, any payments made under our interest rate swap instruments are based on one-month LIBOR. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to stop encouraging or compelling banks to submit LIBOR quotations after 2021 (the “FCA Announcement”). On March 5, 2021, the ICE Benchmark Administration, which administers LIBOR, and the FCA announced that all LIBOR settings will either cease to be provided by any administrator, or no longer be representative immediately after December 31, 2021, for all non-U.S. dollar LIBOR settings and one-week and two-month U.S. dollar LIBOR settings, and immediately after June 30, 2023 for the remaining U.S. dollar LIBOR settings (the “LIBOR Announcement”). No modification has been made to our Senior ABL Credit Facility or Senior Term Loan Facility relating to the applicable benchmarks for borrowings, although such changes may be required or otherwise made in the future. It is not possible to predict the effect that the LIBOR Announcement, the discontinuation of LIBOR or the establishment of alternative reference rates may have on LIBOR, but financial products with interest rates tied to LIBOR may be adversely affected. Once LIBOR ceases to be published, it is uncertain whether it will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.
Changes in our credit ratings and outlook may reduce access to capital and increase borrowing costs.
Our credit ratings are based on a number of factors, including our financial strength and factors outside of our control, such as conditions affecting our industry generally or the introduction of new rating practices and methodologies. We cannot provide assurances that our current credit ratings will remain in effect or that the ratings will not be lowered, suspended or withdrawn entirely by the rating agencies. If rating agencies lower, suspend or withdraw the ratings, the market price or marketability of our securities may be adversely affected. Pressure on the ratings could also arise from higher shareholder payouts or larger acquisitions that result in increased leverage, or in a deterioration in the metrics used by the rating agencies to assess creditworthiness. In addition, any change in ratings could make it more difficult for us to raise capital on acceptable terms, impact the ability to obtain adequate financing and result in higher interest costs on future financings.

Our ability to generate the significant amount of cash needed to pay interest and principal on our indebtedness and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control.
Our ability to make scheduled payments on, or to refinance our obligations under, our indebtedness depends on the financial and operating performance of our subsidiaries, which, in turn, depends on their results of operations, cash flows, cash requirements, financial position and general business conditions and any legal restrictions on the payment of distributions to which they may be subject, many of which may be beyond our control.
We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our indebtedness. In the future, our cash flow and capital resources may not be sufficient for payments of interest on and principal of our indebtedness, and such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.
The Senior ABL Credit Facility matures on July 27, 2026, and the outstanding borrowings under the Senior Term Loan Facility mature on July 27, 2028. We may be unable to refinance any of our indebtedness prior to maturity, as a result of prepayment penalties or otherwise, or obtain additional financing, particularly because of our substantial indebtedness. In addition, market disruptions, such as those experienced in 2008 and 2009 and more recently in 2020, as well as our indebtedness levels, may increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due. We may be unable to refinance our indebtedness, at maturity or otherwise, on terms acceptable to us or at all. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs dramatically increase, our ability to finance current operations and meet our short-term and long-term obligations could be adversely affected.
If Core & Main LP cannot make scheduled payments on its indebtedness under the Senior ABL Credit Facility and/or the Senior Term Loan Facility, it will be in default and the lenders under the Senior ABL Credit Facility and/or the Senior Term Loan Facility could terminate their commitments to loan money or foreclose against the assets securing the borrowings, and Core & Main LP could be forced into bankruptcy or liquidation. Any of these actions could have a material adverse effect on our business, financial position, results of operations and cash flows.

Risks Related to Our Organizational Structure
Our principal asset is our direct and indirect ownership interest in Holdings, and, accordingly, we depend on distributions from Holdings and its subsidiaries to pay our taxes and other expenses, including payments under each of the Tax Receivable Agreements. Our subsidiaries’ ability to make such distributions may be subject to various limitations and restrictions.
We are a holding company and have no material assets other than our direct and indirect ownership of Holdings. Holdings itself has no operations and no material assets of its own other than its indirect ownership interest in Core & Main Midco, LLC, which is a holding company with no operations and no material assets of its own other than its ownership interest in Core & Main LP and Core & Main Intermediate GP, LLC, the general partner of Core & Main LP. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, will be dependent upon the financial results and cash flows of our current and future subsidiaries, including Core & Main LP. There can be no assurance that our subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including covenants in the agreements that govern Core & Main LP’s indebtedness, will permit such distributions.
Holdings is treated as a partnership for U.S. federal income tax purposes and, as such, generally is not subject to any entity-level U.S. federal income tax. Instead, taxable income of Holdings, if any, will be allocated to holders of Partnership Interests, including us. Accordingly, we will generally incur U.S. federal income taxes on our allocable share of any net taxable income of Holdings. In addition, our allocable share of Holdings’ net taxable income will increase over time as the Continuing Limited Partners continue to exchange their Partnership Interests for shares of our Class A common stock. Such increase in our taxable income may increase our tax expenses and may have a material adverse effect on our business, financial position, results of operations and cash flows.

In connection with the Reorganization Transactions and the IPO, we entered into a tax receivable agreement with the Former Limited Partners (the “Former Limited Partners Tax Receivable Agreement”) and a tax receivable agreement with the Continuing Limited Partners (the “Continuing Limited Partners Tax Receivable Agreement”) (collectively, the “Tax Receivable Agreements”). Under the terms of the Amended and Restated Limited Partnership Agreement, Holdings is obligated to make tax distributions to holders of Partnership Interests, including us, to the extent that other distributions made by Holdings are otherwise insufficient to pay the tax liabilities of holders of Partnership Interests. In addition to tax expenses, we also incur expenses related to our operations, including payments under the Tax Receivable Agreements. Because tax distributions are based on an assumed tax rate, Holdings may be required to make tax distributions that, in the aggregate, could be significant. We intend, as its general partner, to cause Holdings to make cash distributions to the owners of Partnership Interests, including us, in an amount sufficient to (i) fund all or part of their tax obligations in respect of taxable income allocated to them and (ii) cover our operating expenses, including payments made under the Tax Receivable Agreements. However, Holdings’ ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which Holdings is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Holdings insolvent. If we do not have sufficient funds to pay taxes or other expenses or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under any Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under such Tax Receivable Agreement and therefore accelerate payments due under such Tax Receivable Agreement. In addition, if Holdings does not have sufficient funds to make distributions, our ability to declare and pay cash dividends on our Class A common stock will also be restricted or impaired. See “—Risks Related to Our Class A Common Stock”.
Our organizational structure, including the Tax Receivable Agreements, confers certain benefits upon the Continuing Limited Partners and certain Former Limited Partners that will not benefit Class A common stockholders to the same extent as it will benefit Continuing Limited Partners or such Former Limited Partners.
Our organizational structure, including the Tax Receivable Agreements, confers certain benefits upon Continuing Limited Partners and certain Former Limited Partners that will not benefit the holders of our Class A common stock to the same extent as it will benefit Continuing Limited Partners or such Former Limited Partners. The Continuing Limited Partner Tax Receivable Agreement provides for the payment by us to the exchanging holders of Partnership Interests of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of (i) increases in tax basis or similar tax benefits as a result of exchanges of Partnership Interests for cash or shares of our Class A common stock pursuant to the Exchange Agreement, (ii) our allocable share of existing tax basis acquired in connection with the IPO attributable to the Continuing Limited Partners and in connection with exchanges of Partnership Interests for cash or shares of our Class A common stock pursuant to the Exchange Agreement and (iii) our utilization of certain other tax benefits related to our entering into the Continuing Limited Partner Tax Receivable Agreement, including tax benefits attributable to payments under the Continuing Limited Partner Tax Receivable Agreement. In addition, the Former Limited Partner Tax Receivable Agreement provides for the payment by us to certain Former Limited Partners or their permitted transferees of 85% of the tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of (i) the tax attributes of the Partnership Interests we hold in respect of such Former Limited Partners’ interest in us, including such attributes which resulted from such Former Limited Partners’ prior acquisition of ownership interests in Holdings and our allocable share of existing tax basis acquired in connection with the IPO attributable to the Former Limited Partners and (ii) certain other tax benefits. Although we will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the trading market for the Class A common stock. In addition, our organizational structure, including the Tax Receivable Agreements, imposes additional compliance costs and require a significant commitment of resources that would not be required of a company with a simpler organizational structure.

The Tax Receivable Agreements require us to make cash payments to the Continuing Limited Partners and certain Former Limited Partners in respect of certain tax benefits to which we may become entitled, and we expect that the payments we will be required to make will be substantial.
Under the Tax Receivable Agreements, we are required to make cash payments to the Continuing Limited Partners or their permitted transferees and to certain Former Limited Partners or their permitted transferees. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Tax Receivable Agreements.” The amount of the cash payments that we will be required to make under the Tax Receivable Agreements is expected to be significant. Any payments made by us under the Tax Receivable Agreements will generally reduce the amount of overall cash flow that might have otherwise been available to us. Furthermore, our future obligation to make payments under the Tax Receivable Agreements could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreements. Payments under the Tax Receivable Agreements are not conditioned on any holder’s continued ownership of Partnership Interests or our common stock.
In connection with the Reorganization Transactions, the Former Limited Partners exchanged their Partnership Interests, together with the retirement of a corresponding number of shares of Class B common stock, for shares of Class A common stock of Core & Main. In connection with the Secondary Offering (as defined below in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations“—Significant Events During Fiscal 2021”), certain Continuing Limited Partners exchanged Partnership Interests, together with the retirement of a corresponding number of shares of Class B common stock, for shares of Class A common stock of Core & Main. As a result of these exchanges, the Company acquired certain tax attributes held by the Former Limited Partners and Continuing Limited Partners. The Company expects that these tax attributes will reduce future payments to taxing authorities. As such, the Company recorded a payable associated with the Tax Receivable Agreements that represents 85% of these anticipated tax savings. As of January 30, 2022, the Company had recorded a $153 million payable to related parties pursuant to the Tax Receivable Agreements.
The actual amount and timing of any payments under the Tax Receivable Agreements will vary depending upon a number of factors, including the timing of exchanges by the holders of Partnership Interests, the amount of gain recognized by such holders of Partnership Interests, the amount and timing of the taxable income we generate in the future and the federal tax rates then applicable. Assuming (i) that the Continuing Limited Partners exchanged their remaining Partnership Interests at $23.45 per share of our Class A common stock (the closing stock price on January 28, 2022), (ii) no material changes in relevant tax law, (iii) a constant corporate tax rate of 25.1%, which represents a pro forma tax rate that includes a provision for U.S. federal income taxes and assumes the highest statutory rate apportioned to each state and local jurisdiction and (iv) that we earn sufficient taxable income in each year to realize on a current basis all tax benefits that are subject to the Continuing Limited Partners Tax Receivable Agreement, we would recognize a deferred tax asset (subject to offset with existing deferred tax liabilities) of approximately $653 million and a Continuing Limited Partners Tax Receivable Agreement liability of approximately $555 million, payable to the Continuing Limited Partners over the life of the Continuing Limited Partners Tax Receivable Agreement. The full exchange by the Continuing Limited Partners will also decrease our aforementioned deferred tax asset associated with our investment in Holdings by $153 million. These amounts are estimates only and are subject to change.
In certain cases, payments under the Tax Receivable Agreements to Continuing Limited Partners or Former Limited Partners may be accelerated or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreements.
Each Tax Receivable Agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, nonpayment for a specified period which constitutes a material breach of a material obligation under such Tax Receivable Agreement, or if, at any time, we elect an early termination of such Tax Receivable Agreement, then our obligations, or our successor’s obligations, under such Tax Receivable Agreement to make payments thereunder would be based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to such Tax Receivable Agreement.

As a result of the foregoing, (i) we could be required to make payments under such Tax Receivable Agreement that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to such Tax Receivable Agreement and (ii) if we elect to terminate such Tax Receivable Agreement early, we would be required to make an immediate cash payment equal to the specified percentage of the present value of the anticipated future tax benefits that are the subject of such Tax Receivable Agreement, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. Based upon certain assumptions, described in greater detail in Note 7 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we estimate that if we exercised our termination right as of January 30, 2022, the amount of the termination payment pursuant to the Tax Receivable Agreements recorded on the Consolidated Balance Sheets for the exchange of Partnership Interests would be approximately $130 million and the amount of the termination payment to Continuing Limited Partners holding the remaining exchangeable Partnership Interests would be approximately $465 million. The foregoing numbers are estimates and the actual payments could differ materially based on, among other things, the timing of an early termination election, the discount rate applicable at the time of the early termination election and material changes in relevant tax law. In these situations, our payments under such Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to fund or finance our payments under the Tax Receivable Agreements.
We will not be reimbursed for any payments made under the Tax Receivable Agreements in the event that any tax benefits are disallowed.
Our acquisitions of Partnership Interests in connection with the Exchange Agreement are expected to result in increases in our allocable tax basis in the assets of Holdings that otherwise would not have been available to us. These increases in tax basis are expected to reduce the amount of cash tax that we would otherwise have to pay in the future due to increases in depreciation and amortization deductions (for tax purposes). These increases in tax basis may also decrease gain (or increase loss) on future dispositions of certain assets of Holdings to the extent the increased tax basis is allocated to those assets. The Internal Revenue Service (the “IRS”) may challenge all or part of these tax basis increases, and a court could sustain such a challenge.
Payments under the Tax Receivable Agreements will be based on the tax reporting positions that we determine, and the IRS or another taxing authority may challenge all or part of the tax basis increases, as well as other related tax positions we take, and a court could sustain such challenge. While the actual increase in tax basis, as well as the actual amount and timing of any payments under the Tax Receivable Agreements, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, future tax rates, and the amount and timing of our income, we expect that, as a result of the size of the increases in the tax basis of the tangible and intangible assets of Holdings attributable to our interests in Holdings, during the expected term of the Tax Receivable Agreements, the payments that we may make to the Continuing Limited Partners could be substantial.
The payment obligations under the Tax Receivable Agreements are our obligation and not an obligation of Holdings. In the event any tax benefits initially claimed by us and for which payment has been made are successfully challenged, such prior payments under the applicable Tax Receivable Agreements will not be reimbursed but any such detriment will generally be taken into account as a reduction in future payments due under the applicable Tax Receivable Agreement. However, we might not determine that we have effectively made an excess cash payment for a number of years following the initial time of such payment and, if any of our tax reporting positions are challenged by a taxing authority, we will not be permitted to reduce any future cash payments under such Tax Receivable Agreement until any such challenge is finally settled or determined. As a result, payments could be made under such Tax Receivable Agreement in excess of the tax savings that we realize in respect of the tax attributes that are the subject of such Tax Receivable Agreement.
If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), as a result of our ownership of Holdings, applicable restrictions could make it impractical for us to continue our business as currently contemplated and could have a material adverse effect on our business, financial position, results of operations and cash flows.
Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act.

As the general partner of Holdings, we control and operate Holdings. On that basis, we believe that our interest in Holdings is neither an “investment security” as that term is used in the 1940 Act nor a “security” based on the test under applicable case law. However, if we were to cease participation in the management of Holdings, our interest in Holdings could be deemed an “investment security” for purposes of the 1940 Act.
We and Holdings intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial position, results of operations and cash flows.
Risks Related to Our Class A Common Stock
The market price of our Class A common stock may be volatile and could decline.
Volatility in the market price of our Class A common stock may prevent you from being able to sell your shares at or above the price you paid for your shares. The market price of our Class A common stock may fluctuate significantly. Among the factors that could affect our stock price are:
• industry, regulatory or general market conditions;
• domestic and international economic factors unrelated to our performance;
• new regulatory pronouncements and changes in regulatory guidelines;
• lawsuits, enforcement actions and other claims by third parties or governmental authorities;
• actual or anticipated fluctuations in our quarterly operating results;
• lack of research coverage and reports by industry analysts or changes in any securities analysts’ estimates of our financial performance;
• action by institutional stockholders or other large stockholders, including future sales of our Class A common stock;
• failure to meet any guidance given by us or any change in any guidance given by us, or changes by us in our guidance practices;
• announcements by us of significant impairment charges;
• speculation in the press or investment community;
• investor perception of us or our industry;
• changes in market valuations or earnings of similar companies;
• the impact of short selling or the impact of a potential “short squeeze” resulting from a sudden increase in demand for our Class A common stock;
• announcements by us or our competitors of significant contracts, acquisitions, dispositions or strategic partnerships;
• war, terrorist acts, epidemic disease or pandemic disease, including COVID-19;
• any future sales of our Class A common stock or other securities;
• additions or departures of key personnel; and
• misconduct or other improper actions of our associates.
Stock markets have experienced extreme volatility in recent years that has been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Class A common stock. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against the affected company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management’s attention and resources, which could materially and adversely affect our business, financial position, results of operations and cash flows.
An active, liquid trading market for our common stock may not be sustained.
Although our Class A common stock is currently listed on the NYSE under the symbol “CNM,” an active trading market for our shares may not be sustained. Accordingly, if an active trading market for our Class A common stock is not maintained, the liquidity of our Class A common stock, your ability to sell your shares of our Class A common stock when desired and the prices that you may obtain for your shares of Class A common stock will be adversely affected.

Future sales of shares by us or our existing stockholders could cause our stock price to decline.
Sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, could cause the market price of our Class A common stock to decline. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
As of January 30, 2022, we had a total of 167,522,403 shares of Class A common stock outstanding and 78,398,141 additional shares of Class A common stock issuable upon exchange of Partnership Interests (with automatic retirement of an equal number of shares of Class B common stock). Of the outstanding shares of Class A common stock, all of the Class A common stock shares sold in our IPO and Secondary Offering are immediately tradable without restriction under the Securities Act of 1933, as amended (the “Securities Act”), except for any shares held by “affiliates,” as that term is defined in Rule 144 under the Securities Act (“Rule 144”). As of January 30, 2022, 107,406,124 shares of our Class A common stock were restricted securities within the meaning of Rule 144 under the Securities Act, but were eligible for resale subject to applicable volume, means of sale, holding period and other limitations of Rule 144 under the Securities Act or pursuant to an exemption from registration under Rule 701 under the Securities Act, or “Rule 701,” subject to any lock-up agreements.
Additionally, pursuant to the terms of the Exchange Agreement and subject to certain restrictions set forth therein and as described elsewhere in this Annual Report on Form 10-K, the Continuing Limited Partners have the right to exchange their Partnership Interests, together with the retirement of a corresponding number of shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis or, at the election of a majority of the disinterested members of our board of directors, for cash from a substantially concurrent public offering or private sale (based on the price of our Class A common stock sold in such public offering or private sale), net of any underwriting discounts and commissions, for each Partnership Interest exchanged, subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications and other similar transactions. The Exchange Agreement also provides that in connection with any such exchange, to the extent that Holdings has, since consummation of the Reorganization Transactions and our IPO, made distributions to the applicable Continuing Limited Partner that are proportionately lesser or greater than the distributions made to us, on a pro rata basis, the number of shares of Class A common stock to be issued or cash to be paid to such Continuing Limited Partner will be adjusted to take into account the amount of such discrepancy that is allocable to the Partnership Interests, and Class B common stock, subject to such exchange. We expect to cause Holdings to make overall distributions to its partners in such a manner as generally to limit increases to the number of shares of Class A common stock to be issued or cash to be paid to exchanging Continuing Limited Partners in connection with the adjustment described in the preceding sentence. The amount of future partner distributions and the number of shares issuable pursuant to such provision of the Exchange Agreement will fluctuate based on a number of factors, including our financial performance, the actual tax rates applied to the applicable Continuing Limited Partners (or their permitted transferees), any changes in tax rates or tax laws and future share prices for our Class A common stock. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Business—CARES Act.” Unless our board of directors elects to settle these obligations in cash pursuant to the terms of the Exchange Agreement, we expect that these arrangements will result in a substantial number of additional shares of Class A common stock being issued to the Continuing Limited Partners.
On July 23, 2021, we also filed a registration statement on Form S-8 under the Securities Act to register the shares of Class A common stock to be issued under our equity compensation plans. As a result, all shares of Class A common stock acquired upon exercise of stock options and other securities convertible or exchangeable into shares of Class A common stock granted under our equity compensation plans will be freely tradable under the Securities Act, subject to the terms of the lock-up agreements, unless purchased by our affiliates. Furthermore, as of January 30, 2022, there are (i) common units of Management Feeder (as defined below in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Events During Fiscal 2021”), which correspond to an equivalent number of Partnership Interests in Holdings that may be exchanged for 10,945,635 shares of Class A common stock in the aggregate, which will be issuable upon exchange of such Partnership Interests (together with the retirement of a corresponding number of shares of Class B common stock held by Management Feeder), (ii) unvested common units of Management Feeder, that are subject to certain time-vesting provisions, which correspond to an equivalent number of Partnership Interests in Holdings that may be exchanged for 3,053,733 shares of Class A common stock in the aggregate, which will be issuable upon exchange of such Partnership Interests (together with the retirement of a corresponding number of shares of Class B common stock held by Management Feeder) and (iii) stock appreciation rights of Holdings, denominated in Class A common stock, pursuant to which 580,876 shares of Class A common stock will be issuable, at a weighted average base price of $4.67 per share, of which stock appreciation rights representing 285,159 shares of Class A common stock are vested and exercisable as of January 30, 2022.

If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our Class A common stock price and trading volume could decline.
The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts may publish about us or our business. If one or more of the analysts that covers our Class A common stock downgrades our stock or publishes misleading or unfavorable research about our business, our stock price would likely decline. If one or more of the analysts ceases coverage of our Class A common stock or fails to publish reports on us regularly, demand for our Class A common stock could decrease, which could cause our Class A common stock price or trading volume to decline.
Fulfilling our obligations incident to being a public company, including compliance with the Exchange Act and the requirements of the Sarbanes-Oxley Act and the Dodd-Frank Act, will be expensive and time-consuming, and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations and our stock price.
In connection with the completion of our IPO, we became a public company. As a public company, we are subject to the reporting, accounting and corporate governance requirements of the NYSE, the Exchange Act, the Sarbanes-Oxley Act and Section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) that apply to issuers of listed equity, which impose certain significant compliance requirements, costs and obligations upon us. The changes necessitated by being a publicly listed company and ongoing compliance with these rules and regulations require a significant commitment of additional resources and management oversight, which increases our operating costs and could divert our management and personnel from other business concerns. Further, to continue to comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff or other associates to help meet our obligations.
The Sarbanes-Oxley Act requires us, among other things, to maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.
In addition, our internal resources and personnel may in the future be insufficient to avoid accounting errors, and our auditors may identify deficiencies, significant deficiencies or material weaknesses in our internal control environment in the future. Any failure to develop or maintain effective controls or any difficulties encountered implementing required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE. As a public company, we are required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose, but we are not required to provide an annual management report on the effectiveness of our internal control over financial reporting until our second Annual Report on Form 10-K.
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until we cease to be a non-accelerated filer. We will be required to provide an annual management report on the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for fiscal 2022. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material adverse effect on our business, financial position, results of operations and cash flows.

The expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. As a public company, we are required, among other things, to define and expand the roles and the duties of our board of directors and its committees and institute more comprehensive compliance and investor relations functions. Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage us as a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could materially and adversely affect our business, financial position, results of operations and cash flows. Failure to comply with the requirements of being a public company could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and there could be a material adverse effect on our business, financial position, results of operations and cash flows.
The CD&R Investors control us and may have conflicts of interest with other stockholders.
As of January 30, 2022, the CD&R Investors beneficially owned shares of our common stock representing approximately 69.9% of the combined voting power of our common stock through its ownership of Class A common stock and Class B common stock. As a result, the CD&R Investors have sufficient voting power without the consent of our other stockholders to be able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could reduce the market price of our Class A common stock.
Because the CD&R Investors’ interests may differ from your interests, actions the CD&R Investors take as our controlling stockholders may not be favorable to you. For example, the concentration of voting power held by the CD&R Investors could delay, defer or prevent a change of control of us, impede a merger, takeover or other business combination that another stockholder may otherwise view favorably or cause us to enter into transactions or agreements that are not in the best interests of all stockholders. Other potential conflicts could arise, for example, over matters such as associate retention or recruiting, or our dividend policy.
Furthermore, as long as the CD&R Investors continue to beneficially own shares of our common stock representing at least 50% of the total voting power of the outstanding shares of our common stock, the CD&R Investors will be able to determine the outcome of corporate actions requiring stockholder approval, including the election of the members of our board of directors and the approval of significant corporate transactions, such as mergers and the sale of substantially all of our assets. Even if the CD&R Investors cease to beneficially own shares of our common stock representing at least 50% of the total voting power of the outstanding shares of our common stock, they will likely still be able to assert significant influence over our board of directors and certain corporate actions. The CD&R Investors have the right to designate for nomination for election to our board of directors at least a majority of our directors and to designate the Chair of our board of directors as long as the CD&R Investors (together with their affiliates) collectively beneficially own shares of our common stock and our other equity securities representing at least 50% and 25%, respectively, of the total voting power of the outstanding shares of our common stock and our other equity securities.
Under our Certificate of Incorporation, the CD&R Investors and their affiliates and, in some circumstances, any of our directors and officers who is also a director, officer, employee, member or partner of the CD&R Investors and their affiliates, have no obligation to offer us corporate opportunities.
The policies relating to corporate opportunities and transactions with the CD&R Investors set forth in our Certificate of Incorporation address potential conflicts of interest between Core & Main, on the one hand, and the CD&R Investors and their respective officers, directors, employees, members or partners who are directors or officers of our company, on the other hand. In accordance with those policies, the CD&R Investors may pursue corporate opportunities, including acquisition opportunities that may be complementary to our business, without offering those opportunities to us. By becoming a stockholder in Core & Main, you will be deemed to have notice of and have consented to these provisions of our Certificate of Incorporation. Although these provisions are designed to resolve conflicts between us and the CD&R Investors and their affiliates fairly, conflicts may not be resolved in our favor or be resolved at all.

Future offerings of debt, Class A common stock, equity securities which would rank senior to our Class A common stock or other securities convertible or exchangeable into common or preferred stock, in connection with a financing, strategic investment, litigation settlement or employee arrangement or otherwise, may result in dilution to owners of our Class A common stock and/or may adversely affect the market price of our Class A common stock.
If, in the future, we decide to issue debt or equity securities that rank senior to our Class A common stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Issuing additional shares of our Class A common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our stockholders or reduce the market price of our Class A common stock. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our Class A common stock and may result in dilution to owners of our Class A common stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Class A common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors outside our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our Class A common stock will bear the risk of our future offerings, reducing the market price of our Class A common stock or diluting the value of their stock holdings in us.
In addition, in the future, we may issue additional shares of Class A common stock or other equity or debt securities convertible into or exercisable or exchangeable for shares of our Class A common stock in connection with a financing, strategic investment, litigation settlement or employee arrangement or otherwise. Any of these issuances could result in substantial dilution to our existing stockholders and could cause the trading price of our Class A common stock to decline.
Anti-takeover provisions in our Certificate of Incorporation and By-laws could discourage, delay or prevent a change of control of our company and may affect the trading price of our Class A common stock.
Our Certificate of Incorporation and By-laws include a number of provisions that may discourage, delay or prevent a change in our management or control over us even if our stockholders might consider such changes to be favorable. For example, our Certificate of Incorporation and By-laws collectively:
• authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;
• provide for a classified board of directors, which divides our board of directors into three classes, with members of each class serving staggered three-year terms, which prevents stockholders from electing an entirely new board of directors at an annual meeting;
• limit the ability of stockholders to remove directors if the CD&R Investors (together with their affiliates) cease to beneficially own shares of our common stock representing at least 40% of the total voting power of the outstanding shares of our common stock;
• provide that vacancies on our board of directors, including vacancies resulting from an enlargement of our board of directors, may be filled only by a majority vote of directors then in office;
• prohibit stockholders from calling special meetings of stockholders if the CD&R Investors (together with their affiliates) cease to beneficially own shares of our common stock representing at least 40% of the total voting power of the outstanding shares of our common stock;
• prohibit stockholder action by consent in writing or electronic transmission, thereby requiring all actions to be taken at a meeting of the stockholders, if the CD&R Investors (together with their affiliates) cease to beneficially own shares of our common stock representing at least 40% of the total voting power of the outstanding shares of our common stock;
• opt out of Section 203 of the Delaware General Corporation Law (the “DGCL”), which prohibits a publicly-held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years following the time the person became an interested stockholder, or any successor provision to Section 203, until Section 203 by its terms would, but for the applicable provisions of our Certificate of Incorporation, apply to us and the CD&R Investors (together with their affiliates) cease to beneficially own shares of our common stock representing at least 5% of the total voting power of the outstanding shares of our common stock;
• establish advance notice requirements for nominations of candidates for election as directors or to bring other business before an annual meeting of our stockholders; and

• require the approval of holders of at least 66 2/3% of the voting power of the outstanding shares of our common stock then entitled to vote thereon to amend our By-laws and certain provisions of our Certificate of Incorporation if the CD&R Investors (together with their affiliates) cease to beneficially own shares of our common stock representing at least 40% of the total voting power of the outstanding shares of our common stock.
These provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our Class A common stock offered by a bidder in a takeover context or from changing our management and board of directors. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our Class A common stock if the provisions are viewed as discouraging takeover attempts in the future.
Our Certificate of Incorporation and By-laws may also make it difficult for stockholders to replace or remove our management. Furthermore, the existence of the foregoing provisions, as well as the significant amount of the total voting power that the CD&R Investors have, could limit the price that investors might be willing to pay in the future for shares of our Class A common stock. These provisions may facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our stockholders.
We could be the subject of securities class action litigation due to future stock price volatility, which could divert management’s attention and materially and adversely affect our business, financial position, results of operations and cash flows.
The stock market in general, and market prices for the securities of companies like ours in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. A certain degree of stock price volatility can be attributed to being a newly public company. These broad market and industry fluctuations may adversely affect the market price of our Class A common stock, regardless of our operating performance. In certain situations in which the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. We may be a target of this type of litigation in the future. The defense and disposition of litigation of this type could result in substantial costs and divert resources and the time and attention of our management, which could materially and adversely affect our business, financial position, results of operations and cash flows.
We do not intend to pay dividends on our Class A common stock for the foreseeable future and, consequently, your ability to achieve a return on your investment depends on appreciation in the price of our Class A common stock.
We do not intend to declare and pay dividends on our Class A common stock for the foreseeable future. We currently intend to use our future earnings, if any, to repay debt, to fund our growth, to develop our business, for working capital needs and for general corporate purposes. Therefore, you are not likely to receive any dividends on your Class A common stock for the foreseeable future, and the success of an investment in shares of our common stock depends upon any future appreciation in their value. There is no guarantee that shares of our Class A common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares. Payments of dividends, if any, are at the sole discretion of our board of directors after taking into account various factors, including general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal and tax restrictions and implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. In addition, our operations are conducted almost entirely through our subsidiaries. As such, to the extent that we determine in the future to pay dividends on our Class A common stock, none of our subsidiaries will be obligated to make funds available to us for the payment of dividends. Further, the agreements governing our subsidiaries’ debt agreements significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us, and we may enter into other debt agreements or borrowing arrangements in the future that restrict or limit our ability to pay cash dividends on our Class A common stock. In addition, Delaware law imposes additional requirements that may restrict our ability to pay dividends to holders of our Class A common stock.

We expect to continue to be a “controlled company” within the meaning of the NYSE listing standards and, as a result, we will qualify for, and currently intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.
The CD&R Investors control a majority of the voting power of our outstanding common stock. Accordingly, we expect to continue to be a “controlled company” within the meaning of corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including:
• the requirement that a majority of the board of directors consist of independent directors;
• the requirement that our Nominating and Governance Committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
• the requirement that we have a Compensation Committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
• the requirement for an annual performance evaluation of the Nominating and Governance and Compensation Committees.
We currently intend to continue to utilize the exemptions from the requirements that a majority of our board of directors consist of independent directors and that each of the Nominating and Governance Committee and Compensation Committee be composed entirely of independent directors. As a result, a majority of our board of directors will not consist of independent directors, and each of our Nominating and Governance Committee and Compensation Committee will not consist entirely of independent directors. Consequently, you will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance rules and requirements. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.
At such time as the CD&R Investors no longer control a majority of the voting power of our outstanding Class A common stock, we will no longer be a “controlled company” within the meaning of rules. However, we may continue to rely on exemptions from certain corporate governance requirements during a one-year transition period.
At such time as the CD&R Investors no longer control a majority of the voting power of our outstanding Class A common stock, we will no longer be a “controlled company” within the meaning of the NYSE corporate governance standards. The NYSE rules require that we (i) have a majority of independent directors on our board of directors within one year of the date we no longer qualify as a “controlled company,” (ii) have at least one independent director on each of the Compensation and Nominating and Governance Committees on the date we no longer qualify as a “controlled company,” have at least a majority of independent directors on each of the Compensation and Nominating and Governance Committees within 90 days of such date and that the Compensation and Nominating and Governance Committees be composed entirely of independent directors within one year of such date and (iii) perform an annual performance evaluation of the Nominating and Governance and Compensation Committees. During this transition period, we may continue to utilize the exemptions from certain corporate governance requirements as permitted by the NYSE rules. Accordingly, during the transition period, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE. Furthermore, a change in our board of directors and committee membership may result in a change in corporate strategy and operation philosophies, and may result in deviations from our current strategy.

Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or stockholders.
Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action, suit or proceeding brought on our behalf, (ii) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, other employees, agents or stockholders, (iii) any action, suit or proceeding asserting a claim arising out of or pursuant to or seeking to enforce any right, obligation or remedy under any provision of our Certificate of Incorporation or our By-laws (as either may be amended or restated) or the DGCL, or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action or proceeding asserting a claim that is governed by the internal affairs doctrine, in each case subject to such Court of Chancery of the State of Delaware having personal jurisdiction over the indispensable parties named as defendants. It is possible that a court could find that the exclusive forum provisions described above are inapplicable for a particular claim or action or that such provision is unenforceable, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. As permitted by Delaware law, our Certificate of Incorporation provides that, unless we consent in writing to the election of an alternative forum, the federal district courts of the United States of America will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, the Exchange Act, and the rules and regulations thereunder. To the fullest extent permitted by law, by becoming a stockholder in our company, you will be deemed to have notice of and have consented to the provisions of our Certificate of Incorporation related to choice of forum. The choice of forum provision in our Certificate of Incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or any of our directors, officers, other employees, agents or stockholders, which could discourage lawsuits with respect to such claims. Additionally, a court could determine that the exclusive forum provision is unenforceable, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. If a court were to find these provisions of our Certificate of Incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial position, results of operations and cash flows.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own our headquarters, located in St. Louis, Missouri, which we use for our principal corporate activities. In addition to our headquarters, as of January 30, 2022, we leased 271 properties and owned 35 properties. Our facilities typically include a small office space, an in-store counter and/or merchandising display area, inside warehouse space and a yard for outside storage. We enter into leases with terms typically ranging from two to five years that include renewal options. We believe that these facilities are well-maintained and adequate to support the current needs of our business.
Item 3. Legal Proceedings
We are not currently party to any material legal proceedings. Nevertheless, we are from time to time involved in litigation incidental to the ordinary conduct of our business, including personal injury, workers’ compensation and business operations. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. See Note 9 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Like other companies in our industry, we have been subject to personal injury and property damage claims arising from the types of products that we distribute. As a distributor in this industry, we face an inherent risk of exposure to product liability claims in the event that the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health or safety or other laws. Such product liability claims in the past have included, and may in the future include, allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. In particular, we have been and continue to be a defendant in asbestos-related litigation matters. Asbestos-related claims have not historically had a material impact on our financial position or results of operations, but there can be no guarantee that any such claims will not have a material adverse effect on us in the future. See Item 1A. “Risk Factors—Risks Related to Our Business—The nature of our business exposes us to product liability, construction defect and warranty claims and other litigation and legal proceedings.” Despite facing two current asbestos-related claims, we expect to receive additional claims in the future.

Item 4. Mine Safety Disclosures
Not applicable

PART II - OTHER INFORMATION
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Our Class A Common Stock
Core & Main, Inc. Class A common stock is quoted on the New York Stock Exchange under the ticker symbol “CNM.” There is no established trading market for our Class B common stock.
Holders of Record
As of January 30, 2022, there were six holders of record of our Class A common stock. We believe there are a significantly larger number of beneficial owners of our common stock because many shares are held by brokers and other institutions on behalf of stockholders.
Dividend Policy
We do not currently expect to declare or pay dividends on our Class A common stock for the foreseeable future. Instead, we currently intend to use our future earnings, if any, to service debt, fund our growth, develop our business, fund working capital needs and for general corporate purposes. Any future determination to pay dividends on our Class A common stock will be subject to the discretion of our board of directors and depend upon various factors, including our results of operations, financial condition, liquidity requirements, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law, general business conditions and other factors that our board of directors may deem relevant. Investors should not purchase our Class A common stock with the expectation of receiving cash dividends.
Our Class B common stock is not entitled to receive dividends, or to receive a distribution upon our liquidation, dissolution or winding-up.
Securities authorized for issuance under equity compensation plans
In connection with our IPO, our board of directors adopted the Core & Main, Inc. 2021 Omnibus Equity Incentive Plan, or the “Omnibus Incentive Plan,” effective July 22, 2021, pursuant to which we can make grants of long-term equity incentive compensation to our employees, directors and certain other eligible service providers. Under the Omnibus Incentive Plan, we can make awards in the form of stock options, which may be either incentive stock options or non-qualified stock options; restricted stock; restricted stock units; performance shares; performance units; stock appreciation rights, or “SARs”; dividend equivalents; and other stock-based awards. Cash awards may also be granted under the Omnibus Incentive Plan as annual or long-term incentives. Under the Omnibus Incentive Plan, 12,600,000 shares of Class A common stock, plus 633,683 shares of Class A common stock in respect of stock appreciation rights that were converted from unit appreciation rights of Holdings outstanding prior to the IPO, are reserved and available for future issuance. Shares issued under the Omnibus Incentive Plan may be either authorized but unissued shares or shares reacquired by us. The following table sets forth the number of shares of our Class A common stock reserved for issuance under our equity compensation plans as of January 30, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	19,973(1)	—	12,580,027
Equity compensation plans not approved by security holders	—	—	—
(1) Consists of restricted stock units granted under the Omnibus Incentive Plan.
The number or amount of shares of stock, other property or cash covered by outstanding awards, the number and type of shares of stock that have been authorized for issuance under the Omnibus Incentive Plan, the exercise or base price or purchase price of each outstanding award, and the other terms and conditions of outstanding awards, will be subject to adjustment by the Administrator, in its discretion, in the event of any stock dividend, extraordinary dividend, stock split or share combination or any recapitalization, merger, consolidation, exchange of shares, spin-off, liquidation or dissolution of the Company or other similar transaction affecting our common stock.

Performance Graph
The following graph and table compare the total shareholder return from July 23, 2021, the date on which our Class A common stock commenced trading on the New York Stock Exchange, through January 30, 2022 of (i) our Class A common stock, (ii) the Standard and Poor's 500 Stock Index, or S&P 500 Index, and (iii) the Russell 2000 Index. The stock performance graph and table assume an initial investment of $100 on July 23, 2021.
The performance graph and table are not intended to be indicative of future performance. The performance graph and table shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of the Company’s filings under the Securities Act.

$120.00
$115.00
$110.00
$105.00
$100.00
$95.00
$90.00
$85.00
07/23/21
08/01/21
10/31/21
01/30/22
Core & Main
S&P 500 Index
Russell 2000 Index

		Indexed Returns Quarters Ended
Company/Index	July 23, 2021	August 1, 2021	October 31, 2021	January 30, 2022
Core & Main (1)	$100.00	$111.81	$115.44	$98.95
S&P 500 Index	100.00	99.63	104.39	100.45
Russell 2000 Index	100.00	100.75	103.96	89.07
(1) For the July 23, 2021 initial investment in Core & Main, we utilized the closing market price of $23.70.
Issuer Purchases of Equity Securities
There were no repurchases of equity securities during the year ended January 30, 2022.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed below and elsewhere in this Annual Report on Form 10-K for a number of important factors, particularly those described under the caption “Cautionary Note Regarding Forward-Looking Statements.”
Overview
We are a leading specialized distributor of water, wastewater, storm drainage and fire protection products and related services to municipalities, private water companies and professional contractors across municipal, non-residential and residential end markets nationwide. Our specialty products and services are used in the maintenance, repair, replacement, and construction of water and fire protection infrastructure. We reach customers through a nationwide network of approximately 300 branches across 48 states. Our products include pipes, valves, fittings, storm drainage products, fire protection products, meter products and other products for use in the construction, maintenance and repair of water and waste-water systems as well as fire protection systems. We complemented our core products through additional offerings, including smart meter systems, fusible high-density polyethylene (“fusible HDPE”) piping solutions and specifically engineered treatment plant products, services and geosynthetics used in erosion control. Our services and capabilities allow for integration with customers and form part of their sourcing and procurement function.
Basis of Presentation
The Company is a holding company and its sole material asset is its direct and indirect ownership interest in Holdings. Holdings has no operations and no material assets of its own other than its indirect ownership interest in Core & Main LP, a Florida limited partnership, the legal entity that conducts the operations of Core & Main. Because Core & Main is the general partner of Holdings, it operates and controls all of the business and affairs of Holdings and, through Holdings and its subsidiaries, conducts our business. Accordingly, the consolidated financial information of Core & Main presented herein, including the accompanying audited consolidated financial statements included in this Annual Report on Form 10-K, includes the consolidated financial information of Holdings and its subsidiaries. The ownership interest of the Continuing Limited Partners related to Partnership Interests held by the Continuing Limited Partners is reflected as non-controlling interests in Core & Main’s consolidated financial statements.
As the Reorganization Transactions (as defined below under “—Significant Events During Fiscal 2021”) are accounted for as transactions between entities under common control, the financial statements for the periods prior to our IPO and Reorganization Transactions have been adjusted to combine previously separate entities for presentation purposes. These entities include Core & Main, Holdings and its consolidated subsidiaries and the Blocker Companies (as defined below under “—Significant Events During Fiscal 2021”). Prior to the Reorganization Transactions, Core & Main had no operations.
Fiscal Year
Our fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. The fiscal years ended January 30, 2022, January 31, 2021 and February 2, 2020 included 52 weeks. The next fiscal year ending January 29, 2023 (“fiscal 2022”) will also include 52 weeks.
Significant Events During Fiscal 2021
Initial Public Offering
Core & Main is a Delaware corporation that was incorporated on April 9, 2021 for the purpose of facilitating our IPO and other related transactions, as described below, in order to carry on the business of Holdings and its consolidated subsidiaries. On July 27, 2021, we completed our initial public offering of 34,883,721 shares of Class A common stock at a price to the public of $20.00 per share. We received net proceeds of approximately $664 million, after deducting underwriting discounts and commissions. All of the net proceeds from the IPO, less $8 million of transaction costs directly attributable to the IPO, were utilized to purchase 34,883,721 newly issued Partnership Interests of Holdings for approximately $656 million in the aggregate. In turn, Holdings and Core & Main LP utilized the net proceeds from the IPO directly or indirectly received from Core & Main in the Refinancing Transactions (as defined and described under “—Refinancing Transactions.”)

On August 20, 2021, we issued 5,232,558 shares of Class A common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares of Class A common stock in connection with the IPO at the initial public offering price of $20.00 per share before underwriting discounts and commissions (the “IPO Overallotment Option Exercise”). We received net proceeds of approximately $100 million after deducting underwriting discounts and commissions. All of the net proceeds were utilized to purchase 5,232,558 newly issued Partnership Interests of Holdings at a price per unit equal to the public offering price per share less underwriting discounts and commissions. In turn, Holdings and Core & Main LP utilized the net proceeds received directly or indirectly from Core & Main for general corporate purposes.
Secondary Offering
On January 10, 2022, a secondary public offering of 20,000,000 shares of Class A common stock by certain selling stockholders affiliated with Clayton, Dubilier & Rice, LLC (the “Selling Stockholders”) was completed at a price to the public of $26.00 per share (the “Secondary Offering”). As part of the Secondary Offering, 7,455,242 Partnership Interests were exchanged, together with the retirement of a corresponding number of shares of Class B common stock, for an equal number of shares of Class A common stock, which were a portion of the shares sold by the Selling Stockholders. These shares were sold along with an existing 12,544,758 shares of Class A common stock held by the Selling Stockholders. The Company did not sell any shares of Class A common stock in the Secondary Offering and did not receive any of the proceeds from the sale. The Company paid the costs associated with the sale of shares by the Selling Stockholders, other than the underwriting discounts and commissions.
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

Immediately following and as a result of the IPO, Reorganization Transactions and Secondary Offering:
•the shareholders of Core & Main, excluding the Continuing Limited Partners and the Former Limited Partners, collectively held 60,116,279 shares of Class A common stock consisting of 34,883,721 shares issued in the IPO, 5,232,558 shares issued pursuant to the IPO Overallotment Option Exercise on August 20, 2021 and 20,000,000 shares sold in the Secondary Offering on January 10, 2022;
•the Former Limited Partners collectively held 107,397,971 shares of Class A common stock;
•Core & Main, directly or indirectly through our wholly-owned subsidiary, held 167,522,403 Partnership Interests consisting of 154,834,603 Partnership Interests issued pursuant to the Reorganization Transactions and IPO, 5,232,558 Partnership Interests issued pursuant to the IPO Overallotment Option Exercise on August 20, 2021 and 7,455,242 Partnership Interests received in connection with the exchange of Partnership Interests, together with the retirement of a corresponding number of shares of Class B common stock, for an equal number of shares of Class A common stock in the Secondary Offering; and
•the Continuing Limited Partners collectively held 8,153 shares of Class A common stock, 78,398,141 Partnership Interests and 78,398,141 shares of Class B common stock.
Refinancing Transactions
On July 27, 2021, Core & Main LP: (i) amended the terms of the credit agreement governing the senior term loan facility in an aggregate principal amount of $1,300 million maturing on August 1, 2024 issued by Core & Main LP (the “Prior Term Loan Facility”) in order to, among other things, enter into a new $1,500 million seven-year senior term loan (the “Senior Term Loan Facility”) and (ii) amended the terms of the credit agreement governing the senior asset-based revolving credit facility in order to, among other things, increase the aggregate amount of commitments by $150 million to $850 million overall and extend the maturity date from July 2024 to July 2026 (as amended, the “Senior ABL Credit Facility”). Core & Main LP and Holdings utilized the net proceeds from the IPO, together with the net proceeds from borrowings under the Senior Term Loan Facility and cash on hand, to redeem (i) all $300 million aggregate principal amount of the senior unsecured notes due September 15, 2024 issued by Holdings (the “Senior 2024 Notes”) then outstanding at a redemption price equal to 102.000% of the aggregate principal amount thereof and (ii) all $750 million aggregate principal amount of the senior unsecured notes due August 15, 2025 issued by Core & Main LP (the “Senior 2025 Notes”) then outstanding at a redemption price equal to 101.531% of the aggregate principal amount thereof, plus, in each case, accrued and unpaid interest, by satisfying and discharging the indenture governing the Senior 2025 Notes at the closing of the IPO and redeeming the Senior 2025 Notes on August 15, 2021. Additionally, Core & Main LP repaid $1,258 million outstanding under the Prior Term Loan Facility, plus accrued and unpaid interest, and settled the interest rate swap associated with the Prior Term Loan Facility (collectively, the “Refinancing Transactions”).
Public Company Costs
In connection with the IPO, we incurred one-time costs of approximately $11 million. We recorded $8 million as a reduction to additional paid in capital during fiscal 2021. Additionally, we recorded $3 million within selling, general and administrative expenses during fiscal 2021.
Following the IPO, we have incurred and will continue to incur additional legal, accounting and other expenses that we did not previously incur, including costs associated with public company director and officer liability insurance, SEC reporting and corporate governance requirements, which expenses we estimate to be approximately $10 million annually on an ongoing basis. These requirements include compliance with the Sarbanes-Oxley Act and the listing standards of the New York Stock Exchange. Our financial statements for the periods following the IPO reflect the impact of these expenses

Post-Offering Taxation and Expenses
We are subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Holdings and will be taxed at the prevailing corporate tax rates.
In connection with the Reorganization Transactions and the IPO, we entered into the Former Limited Partners Tax Receivable Agreement and the Continuing Limited Partners Tax Receivable Agreement. Prior and future exchanges of Partnership Interests in Holdings are expected to be treated as direct purchases of Partnership Interests for U.S. federal income tax purposes, which will result in increased deferred tax basis. These increases in tax basis may reduce the amounts that we would otherwise pay in the future to various tax authorities. We will receive the full benefit in tax savings and under the Tax Receivable Agreements will provide payment of 85% of the amount of any tax benefits we actually realize to the Former Limited Partners or the Continuing Limited Partners, as applicable, or their permitted transferees. We expect to benefit from the remaining 15% of any cash savings that we realize. Amounts payable under the Tax Receivable Agreements are contingent upon, among other things, (i) generation of sufficient future taxable income during the term of the Tax Receivable Agreements and (ii) future changes in tax laws. We intend to cause Holdings to make distributions to us in an amount sufficient to allow us to pay our tax obligations and to fund any payments due under the Tax Receivable Agreements.
Historically, Holdings has also made distributions to its non-controlling interests partners to fund their obligations to various taxing authorities. Following the Reorganization Transactions, Holdings expects to continue making distributions based on Partnership Interests, including distributions to us.
Key Factors Affecting Our Business
End-Markets and General Economic Conditions
Historically, demand for our products has been closely tied to municipal infrastructure spending, residential construction and non-residential construction in the U.S. We estimate that, based on fiscal 2021 net sales, our exposure by end market was approximately 39% municipal, 39% non-residential and 22% residential. Infrastructure spending and the non-residential and residential construction markets are subject to cyclical market pressures. Municipal demand has been relatively steady over the long term due to the consistent and immediate need to replace broken infrastructure, however activity levels are subject to the availability of funding for municipal projects. Non-residential and residential construction activities are primarily driven by availability of credit, interest rates, general economic conditions, consumer confidence and other factors that are beyond our control. The length and magnitude of these cycles have varied over time and by market. Cyclicality can also have an impact on the products we procure for our customers or our related services, as further discussed under “—Price Fluctuations” below.
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
Price Fluctuations
Our financial performance is impacted by price fluctuations in commodity-based products and our ability to reflect these changes, in a timely manner, in our customer pricing. Such commodity-based products include PVC, ductile iron, fusible HDPE and steel and copper pipe and tubing products, which accounted for approximately 32%, 24%, and 26% of our net sales in fiscal 2021, fiscal 2020, and fiscal 2019, respectively.

We are also exposed to fluctuations in costs for petroleum as we distribute a substantial portion of our products by truck. Petroleum prices have recently experienced significant increases as a result of the conflict in Ukraine. In addition, we are exposed to fluctuations in prices for imported products due to logistical challenges and changes in labor, fuel, container and other importation-related costs. We may also face price fluctuations on other products due to constrained labor availability and manufacturing capacity. Our ability to reflect these changes, in a timely manner, in our customer pricing may impact our financial performance.
If we are able to pass through price increases to our customers, our net sales will increase; conversely, during periods of deflation, our customer pricing may decrease to remain competitive, resulting in decreased net sales. The cost to procure the products we sell are historically volatile and subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, market speculation, government regulation, weather events, trade policies and periodic delays in the delivery of our products. Certain commodity-based products have recently experienced price inflation due to a decline in supply related to impacts of adverse weather conditions and other factors. During fiscal 2021, we experienced significant price inflation in respect of certain of our commodity-based products as well as other product categories, and supply chain, which we expect to continue to experience in the near-term and have sought to mitigate through inventory management, effective sourcing and customer pricing. Over the course of fiscal 2021, we experienced increasing pressure on our supply chain due to several factors, including, but not limited to, delays from our suppliers, labor availability, global logistics and the availability of raw materials, in part due to the impact of COVID-19 on the global economy that limited product availability and further exacerbated the effects of inflation. For example, access to certain meter products that we sell is dependent on the ability of our suppliers to obtain semi-conductor chips. The global supply shortage of semi-conductor chips has impacted various industries and companies, including us, and there is no certainty as to when availability will return to historic levels. As we have experienced significant inflation over a relatively short period, there is increased risk that we may experience a higher level of deflation or substantially lower net sales growth than in recent periods to the extent there are improvements in the availability of labor, transportation and products.
Interest Rates
Certain of our indebtedness, including borrowings under the Senior Term Loan Facility and the Senior ABL Credit Facility, are subject to variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable-rate indebtedness would increase and our net income would decrease, even though the amount borrowed under the facilities remained the same. As of January 30, 2022, we had $1,493 million of outstanding variable-rate debt. We seek to mitigate our exposure to interest rate volatility through the entry into interest rate swap instruments, such as our current interest rate swap that effectively converts $1,000 million of our variable rate debt to fixed rate debt, which notional amount decreases to $900 million on July 27, 2023, $800 million on July 27, 2024, and $700 million on July 27, 2025 through the instrument maturity on July 27, 2026. Despite these efforts, unfavorable movement in interest rates may result in higher interest expense and cash payments.
Acquisitions
In addition to our organic growth strategy, we opportunistically pursue strategic asset and business acquisitions to grow our business. Below is a summary of the acquisitions that closed in fiscal 2021, fiscal 2020 and fiscal 2019 and the related transaction value (in each case, excluding working capital and other purchase price adjustments, unless otherwise noted).

Name	Product Lines	Closing Date	Transaction Value (in millions)
L&M Bag & Supply Co., Inc. (“L&M”)	Storm Drainage	August 2021	$60
Pacific Pipe Company, Inc. (“Pacific Pipe”)	Pipes, Valves & Fittings; Storm Drainage	August 2021	103
Other 2021 Acquisitions	Pipes, Valves & Fittings	Various	11
Water Works Supply Co.	Pipes, Valves & Fittings; Storm Drainage	August 2020	12
R&B Co. (“R&B”)	Pipes, Valves & Fittings; Storm Drainage	March 2020	215
Long Island Pipe Supply, Inc. ("LIP")	Fire Protection	July 2019	225
Maskell Pipe & Supply, Inc. (“Maskell”)	Pipes, Valves & Fittings	February 2019	19
Other 2019 acquisitions	Various	Various	2
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
The public health crisis caused by the COVID-19 pandemic, as well as the related government measures taken in response, have adversely affected (and could continue to adversely affect) some of the markets in which we operate. We experienced reduced demand for our products in the second and third quarters of fiscal 2020, and in response we deferred non-essential capital expenditures and other discretionary spending and temporarily paused acquisition-related activities, though we have since resumed these activities. In addition, the ability of certain of our associates to travel or otherwise perform their jobs was restricted and the ability of our customers to travel, conduct their business and pay or otherwise access credit was impaired. Following these government-instituted restrictions, we experienced temporary delays in certain construction and infrastructure projects primarily during the second quarter of fiscal 2020. Our business stabilized during the third quarter of fiscal 2020 as the substantial majority of construction and infrastructure activities resumed and sales volume returned to near pre-pandemic levels during the fourth quarter of fiscal 2020. During fiscal 2021, we experienced supply chain disruptions related to COVID-19 and other supply chain constraints in certain product categories, including meters, and we expect to continue facing further supply chain disruptions as a result of the ongoing and dynamic COVID-19 pandemic. Over the course of fiscal 2021, we experienced increasing pressure on our supply chain due to several factors, including, but not limited to, delays from our suppliers, labor availability, global logistics and availability of raw materials that are in part due to the impact of COVID-19 on the global economy. Depending on the ultimate scope and duration of supply chain disruptions, we may experience increases in product costs which we may not be able to pass on to our customers, loss of sales due to lack of product availability or potential customer claims from the inability to provide products in accordance with contractual terms. We continue to proactively monitor the situation and our supply chain and assess further possible implications to our business.
CARES Act
On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act allowed for the deferral of the employer share of social security taxes for the period from March 27, 2020 through December 31, 2020, which improved cash flows from operating activities by $10 million for fiscal 2020. In fiscal 2021, the Company had an operating cash outflow related to the payment of $5 million of the deferred payroll taxes. As of January 30, 2022, we have deferred payment of $5 million in employer share of social security taxes in accordance with the CARES Act that are required to be repaid by December 31, 2022. The payment of the deferred payroll taxes of $5 million in fiscal 2022 is expected to result in additional operating cash outflows during this period.
The CARES Act also modified certain provisions in the U.S. Internal Revenue Code of 1986, as amended (the “Code”) , including provisions regarding interest deductibility. For fiscal 2020, these changes did not materially impact our results of operations but did result in improved operating and financing cash flows. The expiration of certain CARES Act provisions with respect to the Code resulted in increased partner distributions by Holdings and tax payments by Core & Main in fiscal 2021 as compared to fiscal 2020.

Key Business Metrics
Net Sales
We generate net sales primarily from the sale of water, wastewater, storm drainage and fire protection products and the provision of related services to approximately 60,000 customers, as of January 30, 2022, including municipalities, private water companies and professional contractors. We recognize sales, net of sales tax, customer incentives, returns and discounts. Net sales fluctuate as a result of changes in commodity-based product costs and tariffs. We seek to reflect these changes in our customer pricing in a timely manner, which will increase net sales if we are able to pass along price increases and decrease net sales if we are required to reduce our customer prices as a result of competitive dynamics.
We categorize our net sales into pipes, valves & fittings, storm drainage products, fire protection products and meter products:
•Pipe, valves, hydrants, fittings include these products and other complementary products and services. Pipe includes PVC, ductile iron, fusible HDPE, steel and copper tubing.
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
Adjusted EBITDA
We define Adjusted EBITDA as EBITDA further adjusted for certain items management believes are not reflective of the underlying operations of our business, including (a) loss on debt modification and extinguishment, (b) equity-based compensation, (c) expenses associated with the IPO and subsequent secondary offerings and (d) expenses associated with acquisition activities. Adjusted EBITDA includes amounts otherwise attributable to non-controlling interests as we manage the consolidated company and evaluate operating performance in a similar manner. We use Adjusted EBITDA to assess the operating results and effectiveness of our business. See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and a reconciliation to net income or net income attributable to Core & Main, Inc., the most directly comparable measure under U.S. generally accepted accounting principles (“GAAP”), as applicable.

Results of Operations

Fiscal Year Ended January 30, 2022 Compared with Fiscal Year Ended January 31, 2021

	Fiscal Years Ended
	January 30, 2022	January 31, 2021
	(dollars in millions)
Net sales	$5,004	$3,642
Cost of sales	3,724	2,764
Gross profit	1,280	878
Operating expenses:
Selling, general and administrative	717	556
Depreciation and amortization	138	137
Total operating expenses	855	693
Operating income	425	185
Interest expense	98	139
Loss on debt modification and extinguishment	51	—
Income before provision for income taxes	276	46
Provision for income taxes	51	9
Net income	225	$37
Less: net income attributable to non-controlling interests	59
Net income attributable to Core & Main, Inc.	$166
Earnings per share:
Basic	$0.57
Diluted	$0.55
Non-GAAP Financial Data:
Adjusted EBITDA	$604	$342
Net Sales
Net sales for fiscal 2021 increased $1,362 million, or 37.4%, to $5,004 million compared with $3,642 million for fiscal 2020. The increase in net sales was primarily attributable to higher average selling prices, representing approximately half of the net sales increase, strong market volume growth and share gains resulting from sales initiatives and preferred access to products during a period of material shortages, which helped drive growth across all product lines. Net sales growth for pipes, valves & fittings and storm drainage products benefited from end-market growth, acquisitions and higher average selling prices. Net sales growth for fire protection products also benefited from end-market growth and higher average selling prices. Net sales of meter products grew at a slower pace, relative to other product lines, primarily due to shortages of semi-conductor chips that are components of certain smart meter products.

	Fiscal Years Ended
	January 30, 2022	January 31, 2021	Percentage Change
	(dollars in millions)
Pipes, valves & fittings products	$3,361	$2,373	41.6%
Storm drainage products	687	489	40.5%
Fire protection products	565	414	36.5%
Meter products	391	366	6.8%
Total net sales	$5,004	$3,642

Gross Profit
Gross profit for fiscal 2021 increased $402 million, or 45.8%, to $1,280 million compared with $878 million for fiscal 2020. The increase in net sales contributed an additional $328 million of gross profit and the increase in gross profit as a percentage of net sales contributed $74 million. Gross profit as a percentage of net sales for fiscal 2021 was 25.6% compared with 24.1% for fiscal 2020. The overall increase in gross profit as a percentage of net sales was primarily attributable to strategic inventory investments ahead of announced price increases, a favorable pricing environment, the execution of our gross margin initiatives, achievement of growth based supplier incentives and accretive acquisitions.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for fiscal 2021 increased $161 million, or 29.0%, to $717 million compared with $556 million during fiscal 2020. The increase was primarily attributable to an increase of $101 million in personnel expenses, which was primarily driven by higher variable compensation costs and increased headcount, lower discretionary spending in response to COVID-19 in fiscal 2020, a volume driven increase in distribution costs and incremental costs from acquisitions. In addition, during fiscal 2021, SG&A expenses increased by $21 million related to higher equity-based compensation expense, primarily due to accounting for equity awards, and $5 million of other one-time costs in connection with the IPO and Secondary Offering. SG&A expenses as a percentage of net sales was 14.3% for fiscal 2021 compared with 15.3% for fiscal 2020. The decrease was attributable to our ability to leverage our fixed costs, partially offset by higher equity-based compensation.
Depreciation and Amortization Expense
Depreciation and amortization (“D&A”) expense for fiscal 2021 was $138 million compared with $137 million during fiscal 2020. The increase primarily was attributable to amortization related to the Pacific Pipe and L&M acquisitions, partially offset by lower amortization on existing customer relationship intangible assets.
Operating Income
Operating income for fiscal 2021 was $425 million compared with $185 million during fiscal 2020. The increase in operating income was attributable to higher net sales and gross profit, primarily from volume growth, price inflation, and acquisitions. These factors were partially offset by higher SG&A expenses.
Interest Expense
Interest expense was $98 million for fiscal 2021 compared with $139 million for fiscal 2020. The decrease was attributable to the redemption of the Senior 2024 Notes, the redemption of the Senior 2025 Notes and lower interest rates on the Senior Term Loan Facility as compared to the Prior Term Loan Facility due to the Refinancing Transactions completed on July 27, 2021.
Loss on Debt Modification and Extinguishment
For fiscal 2021, we recognized a loss on debt modification and extinguishment of $51 million. The loss on debt modification and extinguishment included (i) a write off of $8 million in deferred financing fees associated with the redemption of the Senior 2024 Notes, (ii) a write off of $13 million in deferred financing fees associated with the redemption of the Senior 2025 Notes, (iii) a write off of $5 million in deferred financing fees associated with the settlement of the Prior Term Loan Facility, (iv) redemption premiums of $6 million and $12 million for the Senior 2024 Notes and Senior 2025 Notes, respectively, (v) the settlement of the cash flow interest rate swap of $5 million which had its changes in fair value previously attributed to accumulated other comprehensive loss, and (vi) third-party expenses for the Senior Term Loan Facility of $2 million.
Provision for Income Taxes
The provision for income taxes for fiscal 2021 increased $42 million to $51 million compared with $9 million for fiscal 2020. For fiscal 2021 and fiscal 2020, our effective tax rates were 18.5% and 19.6%, respectively. The effective tax rate for each period reflects only the portion of net income that is attributable to taxable entities (which are comprised of Core & Main following the Reorganization Transactions and the Blocker Companies before the Reorganization Transactions), the impact of certain permanent book-tax differences and incremental tax expense due to our legal entity structure. The effective tax rates in fiscal 2021 were lower than fiscal 2020 due to certain fixed tax expenses and permanent differences decreasing as a percentage of income before provision for income taxes.

Net Income
Net income for fiscal 2021 increased $188 million to $225 million compared with $37 million for fiscal 2020. The increase in net income was primarily attributable to higher operating income and lower interest expense due to the Refinancing Transactions, partially offset by the $51 million loss on debt modification and an increase in income taxes.
Net Income Attributable to Non-controlling Interests
Net income attributable to non-controlling interests for fiscal 2021 was $59 million. This represents the allocation of the Holdings’ net income for the period from July 23, 2021 through January 30, 2022, which included the $51 million loss on debt modification and extinguishment, to holders of Partnership Interests other than Core & Main.
Net Income Attributable to Core & Main, Inc.
Net income attributable to Core & Main, Inc. for fiscal 2021 was $166 million. The net income attributable to Core & Main, Inc. includes the net income of Holdings for the period from February 1, 2021 to July 22, 2021.
Earnings Per Share
The Class A common stock basic earnings per share and diluted earnings per share for fiscal 2021 were $0.57 and $0.55, respectively. The Class A common stock basic earnings per share and diluted earnings per share were calculated for the period from July 23, 2021 through January 30, 2022, the period following the Reorganization Transactions, which included the $51 million loss on debt modification and extinguishment.
Adjusted EBITDA
Adjusted EBITDA for fiscal 2021 increased $262 million, or 76.6%, to $604 million compared with $342 million for fiscal 2020. Growth in Adjusted EBITDA was primarily attributable to higher net sales and improved gross profit margins. For a reconciliation of Adjusted EBITDA to net income or net income attributable to Core & Main, Inc., the most comparable GAAP financial metric, as applicable, see “—Non-GAAP Financial Measures.”

Fiscal Year Ended January 31, 2021 Compared with Fiscal Year Ended February 2, 2020

	Fiscal Years Ended
	January 31, 2021	February 2, 2020
	(dollars in millions)
Net sales	$3,642	$3,389
Cost of sales	2,764	2,600
Gross profit	878	789
Operating expenses:
Selling, general and administrative	556	509
Depreciation and amortization	137	125
Total operating expenses	693	634
Operating income	185	155
Interest expense	139	113
Income before provision for income taxes	46	42
Provision for income taxes	9	6
Net income	$37	$36
Non-GAAP Financial Data:
Adjusted EBITDA	$342	$298
Net Sales
Net sales for fiscal 2020 increased $253 million, or 7.5%, to $3,642 million compared with $3,389 million for fiscal 2019. The increase in net sales was primarily attributable to growth from the R&B acquisition in March 2020, which primarily impacted sales of pipes, valves & fittings and storm drainage products. The LIP acquisition in July 2019 was the primary driver of growth of the fire protection products. In addition, higher average selling prices drove approximately 2% of overall net sales growth. These increases were partially offset by a volume decline of approximately 2%, which was primarily attributable to reduced sales of fire protection and meter products due to restrictions related to COVID-19.

	Fiscal Years Ended
	January 31, 2021	February 2, 2020	Percentage Change
	(dollars in millions)
Pipes, valves & fittings products	$2,373	$2,164	9.7%
Storm drainage products	489	455	7.7%
Fire protection products	414	387	6.9%
Meter products	366	383	(4.4)%
Total net sales	$3,642	$3,389

Gross Profit
Gross profit for fiscal 2020 increased $89 million, or 11.3%, to $878 million compared with $789 million for fiscal 2019. The increase in net sales contributed $61 million of gross profit and the increase in gross profit as a percentage of net sales contributed $28 million. Gross profit as a percentage of net sales for fiscal 2020 was 24.1% compared with 23.3% for fiscal 2019. The increase in gross profit as a percentage of net sales was primarily attributable to acquisitions along with sourcing and pricing improvements.

Selling, General and Administrative Expenses
SG&A expenses for fiscal 2020 increased $47 million, or 9.3%, to $556 million compared with $509 million during fiscal 2019. The increase was primarily attributable to an increase of $49 million from acquisitions, in addition to investments in technology and strategic initiative resources and higher incentive compensation costs. These increases were partially offset by furloughs, headcount reductions and lower discretionary spending in response to COVID-19. During fiscal 2020 and fiscal 2019, we recognized $7 million and $6 million, respectively, of expense associated with the amortization of a portion of the prepaid compensation balance included in up-front consideration payment for the LIP acquisition. SG&A expenses as a percentage of net sales was 15.3% for fiscal 2020 compared with 15.0% for fiscal 2019. The increase in SG&A expense as a percentage of net sales was attributable to strategic investments and higher costs from acquisitions.
Depreciation and Amortization Expense
D&A expense for fiscal 2020 was $137 million compared with $125 million during fiscal 2019. The increase was attributable to amortization expense related to the R&B acquisition and a full year of amortization related to the LIP acquisition in fiscal 2020. These increases were partially offset by lower amortization associated with customer relationship intangible assets.
Operating Income
Operating income for fiscal 2020 was $185 million compared with $155 million during fiscal 2019. The increase in operating income was attributable to higher net sales and gross profit, primarily from acquisitions, partially offset by higher SG&A expenses and amortization from acquisitions.
Interest Expense
Interest expense was $139 million for fiscal 2020 compared with $113 million during fiscal 2019. The increase was attributable to a full year of interest expense associated with the $300 million aggregate principal amount of the Senior 2024 Notes and the $250 million aggregate principal amount of the Senior 2025 Notes. These increases were partially offset by lower interest rates on our variable-rate debt.
Provision for Income Taxes
The provision for income taxes for fiscal 2020 increased $3 million to $9 million compared with $6 million during fiscal 2019. For fiscal 2020 and fiscal 2019, our effective tax rate was 19.6% and 14.6%, respectively. The effective tax rate for each period reflects only the portion of net income that was attributable to the Blocker Companies, the impact of certain permanent book-tax differences and incremental tax expense due to our legal entity structure.
Net Income
Net income for fiscal 2020 increased $1 million, or 4.8%, to $37 million compared with $36 million during fiscal 2019. The increase in net income was primarily attributable to higher net sales, improved gross profit and lower discretionary spending, partially offset by higher SG&A and amortization expenses, primarily attributable to acquisitions, and increased interest expense.
Adjusted EBITDA
Adjusted EBITDA for fiscal 2020 increased $44 million, or 14.9%, to $342 million compared with $298 million during fiscal 2019. Growth in Adjusted EBITDA was primarily attributable to higher net sales, improved gross profit and lower discretionary spending, partially offset by higher SG&A expense from acquisitions. For a reconciliation of Adjusted EBITDA to net income, the most comparable GAAP financial metric, see “—Non-GAAP Financial Measures.”

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
As of January 30, 2022, our cash and cash equivalents totaled $1 million and we had no outstanding borrowings on our Senior ABL Credit Facility, which provides for borrowings of up to $850 million, subject to borrowing base availability. As of January 30, 2022, after giving effect to approximately $9 million of letters of credit issued under the Senior ABL Credit Facility, Core & Main LP would have been able to borrow approximately $841 million under the Senior ABL Credit Facility, subject to borrowing base availability. Our short term debt obligations of $15 million are related to quarterly amortization principal payments on the Senior Term Loan Facility.
In connection with the IPO, we used the net proceeds of approximately $656 million, after deducting underwriting discounts, commissions and transaction costs directly attributable to the IPO, from the issuance of 34,883,721 shares of Class A common stock on July 27, 2021 to purchase an equivalent number of newly issued Partnership Interests from Holdings. In turn, Holdings and Core & Main LP used the net proceeds directly or indirectly received from us, together with the net proceeds from the Senior Term Loan Facility and cash on hand, to redeem all $300 million aggregate principal amount of the Senior 2024 Notes, plus accrued and unpaid interest, at a redemption price equal to 102.000% of the aggregate principal amount thereof, to redeem all $750 million aggregate principal amount of the Senior 2025 Notes, plus accrued and unpaid interest, at a redemption price equal to 101.531% of the aggregate principal amount thereof by satisfying and discharging the indenture governing the Senior 2025 Notes at the closing of the IPO and redeeming the Senior 2025 Notes on August 15, 2021, and to prepay $1,258 million outstanding under the Prior Term Loan Facility, plus accrued and unpaid interest. In connection with the IPO Overallotment Option Exercise, we used the net proceeds of approximately $100 million, after deducting underwriting discounts and commissions, from the issuance of 5,232,558 additional shares of Class A common stock on August 20, 2021 to purchase an equivalent number of newly issued Partnership Interests from Holdings. In turn, Holdings and Core & Main LP used the net proceeds directly or indirectly received from us for general corporate purposes.
We are required to make cash payments in future periods under the Tax Receivable Agreements. Payments to the Former Limited Partners are expected to commence in fiscal year 2023 and payments to the Continuing Limited Partner involved in the Secondary Offering are expected to commence in fiscal year 2024. Payments under the Tax Receivable Agreements are only required to be made to the extent that we utilize the corresponding tax deductions to reduce payments to federal, state and local taxing authorities. These payments are in an amount that represents 85% of the reduction in payments to federal, state and local taxing authorities. As such, the cash savings from the incremental tax deductions are expected to exceed the payments under the Tax Receivable Agreements over the life of these arrangements. Based on the anticipated filing date of income tax returns and contractual payment terms in the Tax Receivable Agreements, we expect these payments to occur two fiscal years after we utilize the corresponding tax deductions. The timing of payments associated with the Tax Receivable Agreements are summarized below:

Fiscal 2022	$—
Fiscal 2023	7
Fiscal 2024	10
Fiscal 2025	10
Fiscal 2026	10
Thereafter	116
Total Tax Receivable Agreements liability	$153

Further exchanges by the Continuing Limited Partners will result in additional tax deductions to us and require additional payables pursuant to Tax Receivable Agreements. The actual amount and timing of the additional payments under the Tax Receivable Agreements will vary depending upon a number of factors, including the timing of exchanges by the holders of Partnership Interests, the amount of gain recognized by such holders of Partnership Interests, the amount and timing of the taxable income we generate in the future and the federal tax rates then applicable. Assuming (i) that the Continuing Limited Partners exchanged all of their remaining Partnership Interests at $23.45 per share of our Class A common stock (the closing stock price on January 28, 2022), (ii) no material changes in relevant tax law, (iii) a constant corporate tax rate of 25.1%, which represents a pro forma tax rate that includes a provision for U.S. federal income taxes and assumes the highest statutory rate apportioned to each state and local jurisdiction and (iv) that we earn sufficient taxable income in each year to realize on a current basis all tax benefits that are subject to the Continuing Limited Partners Tax Receivable Agreement, we would recognize a deferred tax asset (subject to offset with existing deferred tax liabilities) of approximately $653 million and a Continuing Limited Partners Tax Receivable Agreement liability of approximately $555 million, payable to the Continuing Limited Partners over the life of the Continuing Limited Partners Tax Receivable Agreement. The full exchange by the Continuing Limited Partners will also decrease Core & Main's aforementioned deferred tax asset associated with its investment in Holdings by $153 million. The increase in the deferred tax asset is less than what would be implied from the incremental liability for payments under the Tax Receivable Agreements, as the cash tax savings are driven by the increase in tax basis of the individual assets within Holdings compared with the tax basis of the Partnership Interests held by Core & Main. The basis increase of the Partnership Interests, as required under generally accepted accounting principles, is limited to the fair value of the Partnership Interests being exchanged. These amounts are estimates only and are subject to change.
In addition to making distributions to Core & Main, Inc. to fund tax obligations and payments under the Tax Receivable Agreements, in accordance with the Partnership Agreement, Holdings also makes distributions to the Continuing Limited Partners representing the non-controlling interests of Core & Main, Inc. to fund their income tax obligations with various taxing authorities. The amount of these payments are dependent upon various factors, including the amount of taxable income allocated to them from Holdings, changes in the ownership percentage of the non-controlling interest holders (which changes from the IPO and subsequent secondary offerings), changes in tax rates and the timing of distributions relative to the corresponding tax year. Tax distributions to non-controlling interest holders were $52 million in fiscal 2021. We expect, absent all other factors, for this amount to decrease due to timing of distributions and a smaller non-controlling interest ownership following the Reorganization Transactions, the IPO and the Secondary Offering.
We believe that our current sources of liquidity, which include cash generated from operations, existing cash and cash equivalents and available borrowing capacity under the Senior ABL Credit Facility, will be sufficient to meet our working capital, capital expenditures and other cash commitments, including obligations relating to our indebtedness and the Tax Receivable Agreements, over at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Our growth strategy contemplates future acquisitions for which we will need sufficient access to capital. To finance future acquisitions, particularly larger acquisitions, we may issue additional equity or incur additional indebtedness. Any such additional indebtedness would increase our debt leverage. See “Risk Factors—Risks Related to Our Indebtedness” in this Annual Report on Form 10-K.
Holdings’ ability to pay dividends may be limited as a practical matter by our growth plans as well as our credit agreements and other debt instruments insofar as we may seek to pay dividends out of funds made available to us by Core & Main LP, because our credit agreements directly or indirectly restrict Core & Main LP’s ability to pay dividends or make loans to Holdings. The Senior Term Loan Facility may require accelerated repayment based upon cash flows generated in excess of operating and investing requirements when Core & Main LP’s net total leverage ratio is greater than or equal to 3.25. In addition, the Senior ABL Credit Facility requires us to comply with a consolidated fixed charge coverage ratio of greater than or equal to 1.00 when availability is less than 10.0% of the lesser of (i) the then applicable borrowing base and (ii) the then aggregate effective commitments under the Senior ABL Credit Facility. Substantially all of Core & Main LP’s assets secure the Senior Term Loan Facility and the Senior ABL Credit Facility.

Information about our cash flows, by category, is presented in the consolidated Statements of Cash Flows and is summarized as follows:

	Fiscal Years Ended
	January 30, 2022	January 31, 2021	February 2, 2020
	(dollars in millions)
Cash flows (used in) provided by operating activities	$(31)	$214	$194
Cash flows (used in) investing activities	(203)	(229)	(234)
Cash flows (used in) provided by financing activities	(146)	215	184
(Decrease) increase in cash and cash equivalents	$(380)	$200	$144
Operating Activities
Net cash used in operating activities was $31 million for fiscal 2021 compared with net cash from operating activities of $214 million for fiscal 2020. The change was primarily driven by a higher investment in working capital based on strong net sales growth, driven by inflation and volume growth, and strategic inventory purchases for fiscal 2021. During fiscal 2020, we had a lower investment in working capital due to the impacts of COVID-19. These factors were partially offset by higher gross profit driven in part by price inflation and volume growth. We expect cash interest payments for fiscal 2022 to be substantially lower than fiscal 2021 as the Senior 2024 Notes and Senior 2025 Notes are no longer outstanding.
Net cash from operating activities for fiscal 2020 increased $20 million to $214 million compared with $194 million for fiscal 2019. The increase was attributable to higher gross profit, driven in part by the impact of acquisitions, and the deferral of $10 million in payroll taxes in fiscal 2020 in accordance with the CARES Act. Additionally, operating cash flows increased $15 million from fiscal 2019 due to certain up-front payments representing prepaid compensation associated with the LIP acquisition being accounted for as an operating activity. These increases were partially offset by net increase in cash interest payments of $24 million, higher SG&A expenses, driven in part by the impact of acquisitions, and a higher investment in working capital during the fourth quarter of fiscal 2020.
Investing Activities
Net cash used in investing activities decreased by $26 million to $203 million for fiscal 2021 compared with $229 million for fiscal 2020. The decrease was attributable to a $38 million decrease in acquisitions partially offset by an $8 million increase in capital expenditures and a $5 million payment in fiscal 2021 for the settlement of an interest rate swap. Fiscal 2021 acquisitions included $104 million related to the Pacific Pipe Acquisition, $62 million related to the L&M Acquisition and $12 million related to Other 2021 Acquisitions. Fiscal 2020 included cash outflows of $206 million related to the R&B Acquisition and $11 million related to the WWSC Acquisition.
Net cash used in investing activities decreased by $5 million to $229 million in fiscal 2020 compared with $234 million in fiscal 2019, primarily attributable to a decrease in acquisition outflows and reduction in capital expenditures. Fiscal 2020 included outflows of $206 million and $11 million for the R&B and WWSC acquisitions, respectively, while fiscal 2019 included outflows of $200 million, $18 million and $2 million for the LIP, Maskell and other acquisitions, respectively.
Financing Activities
Net cash used in financing activities was $146 million for fiscal 2021 compared with net cash from financing activities of $215 million for fiscal 2020. The change of $361 million was primarily attributable to a $1,079 million increase in outflows for debt repayments, net of debt issuances, discounts, issuance costs, and modification costs, and a $37 million increase in distributions to non-controlling interest holders. The outflows were partially offset by net proceeds from the IPO and the IPO Overallotment Option Exercise of approximately $756 million, after deducting underwriting discounts, commissions and offering expenses paid.
Net cash from financing activities increased $31 million to $215 million during fiscal 2020 compared with $184 million during fiscal 2019, primarily attributable to a $296 million decline in distributions to partners, partially offset by a $266 million decrease in proceeds from debt issuances, net of discounts and issuance costs, and repayments. The decline in distributions was primarily attributable to a $290 million special distribution to equity holders of Holdings made during fiscal 2019 and a decrease of $6 million in tax-related distributions, primarily due to tax law changes under the CARES Act during fiscal 2020. The change in proceeds from the incurrence of debt reflects the issuance of $250 million aggregate principal amount of Senior 2024 Notes during fiscal 2020 compared with the additional $225 million borrowed under the Senior Term Loan Facility and the issuance of $300 million aggregate principal amount of Senior 2024 Notes during fiscal 2020.

Financing
Senior Term Loan Facility
Core & Main LP’s Senior Term Loan Facility has an original aggregate principal amount of $1,500 million. The Senior Term Loan Facility requires quarterly principal payments, payable on the last business day of each fiscal quarter in an amount equal to approximately 0.25% of the original principal amount of the Senior Term Loan Facility. The Senior Term Loan Facility matures on July 27, 2028. The first quarterly principal payment was made on October 29, 2021. The remaining balance is payable upon final maturity of the Senior Term Loan Facility on July 27, 2028. The Senior Term Loan Facility bears interest at a rate equal to (i) LIBOR plus, in each case, an applicable margin of 2.50% or (ii) the base rate, which will be the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) the overnight federal funds rate plus 0.50% per annum and (z) one-month LIBOR (adjusted for maximum reserves) plus 1.00% per annum, plus, in each case, an applicable margin of 1.50%. The Senior Term Loan Facility is subject to a LIBOR “floor” of 0.00%. The weighted average interest rate, excluding the effect of the interest rate swap, of Core & Main LP's outstanding borrowings under the Senior Term Loan Facility as of January 30, 2022 was 2.61%. Based on quotes from financial institutions (i.e., level 2 of the fair value hierarchy) the fair value of the Senior Term Loan Facility was $1,489 million at January 30, 2022.
For additional information related to the Senior Term Loan Facility, see Note 6 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Asset-Based Credit Facility
Core & Main LP’s Senior ABL Credit Facility has a borrowing capacity of up to $850 million, subject to borrowing base availability, with a maturity date of July 27, 2026. Borrowings under the Senior ABL Credit Facility bear interest at either a LIBOR rate plus an applicable margin ranging from 1.25% to 1.75%, or an alternate base rate plus an applicable margin ranging from 0.25% to 0.75%, depending on the borrowing capacity under the Senior ABL Credit Facility. Additionally, Core & Main LP pays a fee of 0.25% on unfunded commitments under the Senior ABL Credit Facility. The book value of the Senior ABL Credit Facility approximates fair value due to the variable interest rate nature of these borrowings. There were no amounts outstanding under the Senior ABL Credit Facility as of January 30, 2022.
For additional information related to the Senior ABL Credit Facility, see Note 6 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Prior Term Loan Facility
Core & Main LP entered a senior term loan facility with a maturity date of August 1, 2024, with an original aggregate principal amount of $1,300 million. The Prior Term Loan Facility bore interest at either an adjusted LIBOR rate (subject to a minimum rate of 1.00%) plus an applicable margin of either 2.75% or 3.00%, or an alternate base rate plus an applicable margin of either 1.75% or 2.00%, depending on Core & Main LP’s Consolidated Total Leverage Ratio. During the periods that the Consolidated Total Leverage Ratio is below 5.75, the Prior Term Loan’s interest rate will be calculated using the lower applicable margins. On July 27, 2021, we repaid the $1,258 million outstanding under the Prior Term Loan Facility.
Senior 2024 Notes
On September 16, 2019, Holdings issued the Senior 2024 Notes in an aggregate principal amount of $300 million. The Senior 2024 Notes bore interest at 8.625% per annum. On July 27, 2021, we redeemed the Senior 2024 Notes including all $300 million aggregate principal and the $6 million redemption premium equal to 102.000% of the aggregate principal amount.
Senior 2025 Notes
On August 1, 2017, Core & Main LP issued Senior 2025 Notes in an aggregate principal amount of $500 million, and on June 5, 2020, Core & Main LP issued Senior 2025 Notes with an additional aggregate principal amount of $250 million. The Senior 2025 Notes bore interest at 6.125% per annum. On July 27, 2021, we satisfied and discharged the indenture governing the Senior 2025 Notes, including all $750 million aggregate principal and the $12 million redemption premium equal to 101.531% of the aggregate principal amount, and on August 15, 2021, we redeemed the Senior 2025 Notes.

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
Interest Rate Swap
On July 27, 2021, Core & Main LP entered into an interest rate swap in which it makes payments to a third-party based upon a fixed interest rate of 0.74% and receives payments based upon the one-month LIBOR rate, based on notional amounts associated with borrowings under the Senior Term Loan Facility. The measurement period of the instrument commenced on July 27, 2021 with a notional amount of $1,000 million. The notional amount decreases to $900 million on July 27, 2023, $800 million on July 27, 2024, and $700 million on July 27, 2025 through the instrument maturity on July 27, 2026. This instrument is intended to reduce our exposure to variable interest rates under the Senior Term Loan Facility. As of January 30, 2022, this instrument resulted in an effective fixed rate of 3.24%, based upon the 0.74% fixed rate plus an applicable margin of 2.50%, on $1,000 million of borrowings under the Senior Term Loan Facility.
The fair value of this cash flow interest rate swap was a $31 million asset as of January 30, 2022 which is included within other assets in the Balance Sheet. Fair value is based upon the present value of future cash flows under the terms of the contract and observable market inputs (level 2). Significant inputs used in determining fair value include forward looking one-month LIBOR rates and the discount rate applied to projected cash flows.
Purchase Obligations
As of January 30, 2022, the Company had agreements in place with various suppliers to purchase goods and services, primarily inventory, in the aggregate amount of $1,511 million. These purchase obligations are generally cancelable, but the Company foresees no intent to cancel. Payment is generally expected to be made during fiscal 2022 for these obligations.
Leases
The Company occupies certain facilities and operates certain equipment and vehicles under operating leases that expire at various dates through the year 2036. Future aggregate rental payments under non-cancelable operating leases as of January 30, 2022 were as follows: $51 million in fiscal 2022, $41 million in fiscal 2023, $30 million in fiscal 2024, $21 million in fiscal 2025, $13 million in fiscal 2026 and $16 million thereafter.
Non-GAAP Financial Measures
In addition to providing results that are determined in accordance with GAAP, we present EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. These measures are not considered measures of financial performance or liquidity under GAAP and the items excluded therefrom are significant components in understanding and assessing our financial performance or liquidity. These measures should not be considered in isolation or as alternatives to GAAP measures such as net income or net income attributable to Core & Main, Inc., as applicable, cash provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of our financial performance or liquidity.
We define EBITDA as net income, or net income attributable to Core & Main, Inc., as applicable, adjusted for non-controlling interests, depreciation and amortization, provision for income taxes and interest expense. We define Adjusted EBITDA as EBITDA as further adjusted for certain items management believes are not reflective of the underlying operations of our business, including (a) loss on debt modification and extinguishment, (b) equity-based compensation, (c) expenses associated with the IPO and subsequent secondary offerings and (d) expenses associated with acquisition activities. Net income attributable to Core & Main, Inc. is the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA.

We use EBITDA and Adjusted EBITDA to assess the operating results and effectiveness and efficiency of our business. Adjusted EBITDA includes amounts otherwise attributable to non-controlling interests as we manage the consolidated company and evaluate operating performance in a similar manner. We present these non-GAAP financial measures because we believe that investors consider them to be important supplemental measures of performance, and we believe that these measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Non-GAAP financial measures as reported by us may not be comparable to similarly titled metrics reported by other companies and may not be calculated in the same manner. These measures have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. For example, EBITDA and Adjusted EBITDA:
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
The following table sets forth a reconciliation of net income or net income attributable to Core & Main, Inc. to EBITDA and Adjusted EBITDA for the periods presented:

	Fiscal Years Ended
	January 30, 2022	January 31, 2021	February 2, 2020
Net income attributable to Core & Main, Inc.	$166
Plus: net income attributable to non-controlling interests	59
Net income	225	$37	$36
Depreciation and amortization (1)	142	141	129
Provision for income taxes	51	9	6
Interest expense	98	139	113
EBITDA	$516	$326	$284
Loss on debt modification and extinguishment	51	—	—
Equity-based compensation	25	4	4
Acquisition expenses (2)	7	12	10
Offering expenses (3)	5	—	—
Adjusted EBITDA	$604	$342	$298
(1)Includes depreciation of certain assets which are reflected in “cost of sales” in our Statement of Operations.
(2)Represents expenses associated with acquisition activities, including transaction costs, post-acquisition employee retention bonuses, severance payments, expense recognition of purchase accounting fair value adjustments (excluding amortization) and contingent consideration adjustments.
(3)Represents costs related to the IPO and Secondary Offering reflected in SG&A expenses in our Statement of Operations.
Recently Issued and Adopted Accounting Pronouncements and Accounting Pronouncements Issued But Not Yet Adopted
See Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates
A summary of our significant accounting policies is included in Note 2 of our audited consolidated annual financial statements. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our estimates and assumptions are based on historical experiences and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results of operations and require management judgment. Our critical accounting policies and estimates are described below.
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
Inventories
Inventories consist primarily of finished goods and are carried at the lower of cost or net realizable value. The cost of substantially all inventories is determined by the weighted average cost method. We evaluate our inventory value at the end of each quarter to ensure that it is carried at the lower of cost or net realizable value. This evaluation includes an analysis of historical physical inventory results and a review of potential excess and obsolete inventories based on inventory aging and anticipated future demand. Periodically, perpetual inventory records are adjusted to reflect any declines in net realizable value below inventory carrying cost. To the extent historical physical inventory results are not indicative of future results and if future events impact, either favorably or unfavorably, the salability of our products or our relationship with certain key suppliers, our inventory reserves could differ significantly, resulting in either higher or lower future inventory provisions. The carrying value of inventory includes the capitalization of inbound freight costs and is net of supplier rebates and purchase discounts for products not yet sold.
Consideration Received from Suppliers
We enter into agreements with many of our suppliers providing for inventory purchase rebates (“supplier rebates”) upon achievement of specified volume purchasing levels and purchase discounts. We accrue the receipt of supplier rebates and purchase discounts as part of our cost of sales for products sold based on progress towards earning the supplier rebates, taking into consideration cumulative purchases of inventory to the measurement date and projected purchases through the end of the year. An estimate of supplier rebates and purchase discounts is included in the carrying value of inventory at each period end for supplier rebates to be received on products not yet sold. While we believe we will continue to receive consideration from suppliers in fiscal 2022 and thereafter, there can be no assurance that suppliers will continue to provide comparable amounts of supplier rebates in the future.
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

Goodwill
In performing goodwill assessments, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions and market place data. There are inherent uncertainties related to these factors and judgment in applying them to the analysis of goodwill impairment. Since judgment is involved in performing goodwill valuation analyses, there is risk that the carrying value of our goodwill may be overstated. During the fiscal 2021 annual assessment, we tested goodwill for impairment by performing a quantitative assessment that compared the fair value of the reporting unit with its carrying value. We determined the fair value of our reporting unit through a combination of an income approach based on the present value of discounted cash flows and a market approach based on the sales and EBITDA multiples from operations and purchase transaction of comparable companies. Determining fair value in the income approach required utilization of the significant assumption of gross margin. The cash flows employed in the discounted cash flow analysis were based on our long-range forecasts and an estimated terminal value. The discount rate used in the discounted cash flow analysis was intended to reflect the risks inherent in the future cash flows of the respective reporting unit. For the market approach, we evaluated comparable company public trading values and recent transactions, using EBITDA multiples and sales multiples that were used to value the reporting unit.
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

Uncertain tax positions are recorded on the basis of a two-step process in which (1) it is determined if a tax position is more-likely-than-not of being sustained on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. We record interest and penalties related to uncertain tax positions in the provision for income taxes in the audited Consolidated Statements of Operations.
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
The Continuing Limited Partners Tax Receivable Agreement provides for the payment by us to the Continuing Limited Partners, or their permitted transferees, of 85% of the benefits, if any, that we realize, or in some circumstances are deemed to realize, as a result of (i) increases in tax basis or other similar tax benefits as a result of exchanges of Partnership Interests for cash or shares of our Class A common stock pursuant to the Exchange Agreement, dated as of July 22, 2021 (the “Exchange Agreement”), by and among Core & Main, Holdings, CD&R Waterworks Holdings, LLC and Management Feeder, (ii) our allocable share of existing tax basis acquired in connection with the IPO attributable to the Continuing Limited Partners and in connection with exchanges of Partnership Interests for cash or shares of our Class A common stock pursuant to the Exchange Agreement and (iii) our utilization of certain other tax benefits related to our entering into the Continuing Limited Partners Tax Receivable Agreement, including tax benefits attributable to payments under the Continuing Limited Partners Tax Receivable Agreement. We expect to obtain an increase in our share of the tax basis in the net assets of Holdings as Partnership Interests are exchanged by Continuing Limited Partners. We intend to treat any exchanges of Partnership Interests as direct purchases of Partnership Interests for U.S. federal income tax purposes. These increases in tax basis are expected to reduce amounts owed to various tax authorities in the future.
Except to the extent that any benefits are deemed realized, we will receive the full benefit in tax savings from relevant taxing authorities and provide payment of 85% of the amount of any of our actual or deemed tax benefits to the Former Limited Partners or Continuing Limited Partners, as applicable, or their permitted transferees. We expect to benefit from the remaining 15% of any cash tax savings, except to the extent of any deemed realizations. For the Tax Receivable Agreements, we assess the tax attributes to determine if it is more likely than not that the benefit of any deferred tax assets will be realized. Following that assessment, we recognize a liability under the applicable Tax Receivable Agreements, reflecting approximately 85% of the expected future realization of such tax benefits. Amounts payable under the Tax Receivable Agreements are contingent upon, among other things, (i) generation of sufficient future taxable income during the term of the applicable Tax Receivable Agreements and (ii) future changes in tax laws. The establishment of the $92 million liability under the Former Limited Partners Tax Receivable Agreements and the $61 million liability under the Continuing Limited Partners Tax Receivable Agreements as of January 30, 2022 did not impact earnings as the payments were recorded against equity since Core & Main entered into the Tax Receivable Agreements as part of common control transactions.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of January 30, 2022.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These risks include fluctuations in interest rates and prices, including price fluctuations related to our commodity-based products.
Interest Rate Risk
Our credit facilities bear interest at a floating rate, generally LIBOR plus an applicable margin. As a result, we are exposed to fluctuations in interest rates to the extent of our net borrowings under the Senior Term Loan Facility and the Senior ABL Credit Facility, which were $1,493 million at January 30, 2022. As of January 30, 2022, excluding the impact of any interest rate swap instruments, each one percentage point change in interest rates would result in an approximately $15 million change in the annual interest expense on the Senior Term Loan Facility. As of January 30, 2022, assuming availability was fully utilized and excluding the impact of any interest rate swap instruments, each one percentage point change in interest rates would result in an approximately $8 million change in annual interest expense on the Senior ABL Credit Facility. See Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Key Factors Affecting Our Business—Interest Rates.”
Credit Risk
We are exposed to credit risk on accounts receivable balances. This risk is mitigated due to our large, diverse customer base. In fiscal 2021, our 50 largest customers accounted for approximately 12% of our net sales, with our largest customer accounting for less than 1% of net sales. We maintain provisions for potential credit losses and such losses to date have normally been within our expectations. We evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts receivable need to be recorded. We have historically not been exposed to a material amount of uncollectible receivable balances.
Price Risk
We are exposed to price fluctuations in our products and our ability to reflect these changes, in a timely manner, in our customer pricing. These price fluctuations may be more volatile in commodity-based products, including PVC, ductile iron, fusible HDPE and steel and copper pipe and tubing products. Our operating performance may be affected by both upward and downward price fluctuations. To the extent we are able to pass price increases on to our customers in a timely manner, increases in our product costs correspondingly increase the price levels of the products we sell. Conversely, decreases in our product costs can correspondingly reduce our margins if we are required to lower the price levels of the products we sell in order to remain competitive in our markets. We are also exposed to fluctuations in petroleum costs as we deliver a substantial portion of the products we sell by truck and fluctuations in prices for imported products due to logistical challenges. We seek to minimize the effects of inflation and changing prices through economies of purchasing and inventory management resulting in cost reductions and productivity improvements as well as price increases to maintain reasonable gross margins. Such price fluctuations have from time to time produced volatility in our financial performance and could do so in the future.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	66
Consolidated Balance Sheets as of January 30, 2022 and January 31, 2021	68
Consolidated Statements of Operations for the Fiscal Years ended January 30, 2022, January 31, 2021 and February 2, 2020	69
Consolidated Statements of Comprehensive Income for the Fiscal Years ended January 30, 2022, January 31, 2021 and February 2, 2020	70
Consolidated Statements of Changes in Stockholders' Equity/Partners' Capital for the Fiscal Years ended January 30, 2022, January 31, 2021 and February 2, 2020	71
Consolidated Statements of Cash Flows for the Fiscal Years ended January 30, 2022, January 31, 2021 and February 2, 2020	72
Notes to the Consolidated Financial Statements	73

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Core & Main, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Core & Main, Inc. and its subsidiaries (the “Company”) as of January 30, 2022 and January 31, 2021, and the related consolidated statements of operations and comprehensive income, of changes in stockholders’ equity/partners’ capital and of cash flows for each of the three years in the period ended January 30, 2022, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 2022 and January 31, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,515 million as of January 30, 2022. Management conducts an impairment test of goodwill on an annual basis or whenever events or circumstances indicate that it is “more likely than not” that the fair value of its reporting unit has dropped below its carrying value. If the carrying value of the reporting unit exceeds its fair value, the Company will recognize the excess of the carrying value over the fair value as a goodwill impairment loss. Fair value of the reporting unit is estimated through a combination of an income approach based on the present value of discounted cash flows and a market approach based on sales and EBITDA multiples from operations and purchase transactions of comparable companies. The discounted cash flows are based on the Company’s long-range forecasts and an estimated terminal value. For the market approach, management evaluates comparable company public trading values and recent transactions using sales and EBITDA multiples that are used to value the reporting unit. The significant assumption used in the income approach is the gross margin.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment is a critical audit matter are (i) the significant judgment by management when estimating the fair value of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to the gross margin; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, testing management’s process for estimating the fair value of the reporting unit, which included (i) evaluating the appropriateness of the income and market approaches; (ii) testing the completeness and accuracy of the underlying data used in the approaches; and (iii) evaluating the reasonableness of the significant assumption used by management related to the gross margin, which involved considering (a) current and past performance of the reporting unit; (b) consistency with external market and industry data; and (c) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the income and market approaches.

/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
March 30, 2022

We have served as the Company's auditor since 2021.

CORE & MAIN, INC.
CONSOLIDATED BALANCE SHEETS
Amounts in millions (except share and per share data)

	January 30, 2022	January 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1	$381
Receivables, net of allowance for credit losses of $5 and $5	884	557
Inventories	856	384
Prepaid expenses and other current assets	26	15
Total current assets	1,767	1,337
Property, plant and equipment, net	94	86
Operating lease right-of-use assets	152	129
Intangible assets, net	871	919
Goodwill	1,515	1,453
Other assets	35	—
Total assets	$4,434	$3,924

LIABILITIES AND STOCKHOLDERS’ EQUITY/PARTNERS’ CAPITAL
Current liabilities:
Current maturities of long-term debt	$15	$13
Accounts payable	608	326
Accrued compensation and benefits	109	71
Current operating lease liabilities	49	43
Other current liabilities	58	69
Total current liabilities	839	522
Long-term debt	1,456	2,252
Non-current operating lease liabilities	103	86
Deferred income taxes	35	232
Payable to related parties pursuant to Tax Receivable Agreements	153	—
Other liabilities	17	31
Total liabilities	2,603	3,123
Commitments and contingencies
Partners’ capital	—	801
Class A common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 167,522,403 shares issued and outstanding as of January 30, 2022	2	—
Class B common stock, par value $0.01 per share, 500,000,000 shares authorized, 78,398,141 shares issued and outstanding as of January 30, 2022	1	—
Additional paid-in capital	1,214	—
Retained earnings	92	—
Accumulated other comprehensive income	16	—
Total stockholders’ equity/partners’ capital attributable to Core & Main, Inc.	1,325	801
Non-controlling interests	506	—
Total stockholders’ equity/partners’ capital	1,831	801
Total liabilities and stockholders’ equity/partners’ capital	$4,434	$3,924

The accompanying notes are an integral part of these consolidated financial statements.

CORE & MAIN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in millions (except share and per share data)

	Fiscal Years Ended
	January 30, 2022	January 31, 2021	February 2, 2020

Net sales	$5,004	$3,642	$3,389
Cost of sales	3,724	2,764	2,600
Gross profit	1,280	878	789
Operating expenses:
Selling, general and administrative	717	556	509
Depreciation and amortization	138	137	125
Total operating expenses	855	693	634
Operating income	425	185	155
Interest expense	98	139	113
Loss on debt modification and extinguishment	51	—	—
Income before provision for income taxes	276	46	42
Provision for income taxes	51	9	6
Net income	225	$37	$36
Less: net income attributable to non-controlling interests (1)	59
Net income attributable to Core & Main, Inc. (1)	$166

Earnings per share (2)
Basic	$0.57
Diluted	$0.55
Number of shares used in computing EPS (2)
Basic	159,188,391
Diluted	244,451,678

(1) For the fiscal year ended January 30, 2022, the net income attributable to Core & Main, Inc. includes net income prior to the Reorganization Transactions of $74 million and net income subsequent to the Reorganization Transactions of $92 million. Refer to the Statements of Changes in Stockholders’ Equity/Partners’ Capital for a summary of net income attributable to Core & Main, Inc. subsequent to the Reorganization Transactions. See Note 1 for a description of the Basis of Presentation of the consolidated financial statements.

(2) Represents basic and diluted earnings per share of Class A common stock and weighted average shares of Class A common stock outstanding for the period from July 23, 2021 through January 30, 2022, which is the period following the Reorganization Transactions described in Note 1. The Company analyzed the calculation of earnings per share for the periods prior to the Reorganization Transactions and determined that it resulted in values that would not be meaningful to the users of the consolidated financial statements. Therefore, there is no earnings per share attributable to Core & Main, Inc. for the periods prior to the Reorganization Transactions on July 22, 2021. Refer to calculation of earnings per share in Note 12.

The accompanying notes are an integral part of these consolidated financial statements.

CORE & MAIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Amounts in millions

	Fiscal Years Ended
	January 30, 2022	January 31, 2021	February 2, 2020

Net income	$225	$37	$36
Net interest rate swap gain (loss), net of tax (expense) benefit of $(6), $(1) and $2	34	3	(10)
Total comprehensive income	259	$40	$26
Less: comprehensive income attributable to non-controlling interests	71
Total comprehensive income attributable to Core & Main, Inc.	$188

The accompanying notes are an integral part of these consolidated financial statements.

CORE & MAIN, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/PARTNERS’ CAPITAL
Amounts in millions (except share and per share data)

		Class A Common Stock		Class B Common Stock
	Partners’ Capital	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests	Total Stockholders’ Equity/ Partners’ Capital
Balances at February 3, 2019	$1,051	—	$—	—	$—	$—	$—	$—	$—	$1,051
Equity-based compensation	4	—	—	—	—	—	—	—	—	4
Net income attributable to partners' capital	36	—	—	—	—	—	—	—	—	36
Net interest rate swap loss, net of tax	(9)	—	—	—	—	—	—	—	—	(9)
Distributions to partners	(311)	—	—	—	—	—	—	—	—	(311)
Balances at February 2, 2020	771	—	—	—	—	—	—	—	—	771
Equity investment from partners	1	—	—	—	—	—	—	—	—	1
Equity-based compensation	4	—	—	—	—	—	—	—	—	4
Net income attributable to partners' capital	37	—	—	—	—	—	—	—	—	37
Net interest rate swap gain, net of tax	3	—	—	—	—	—	—	—	—	3
Distributions to partners	(15)	—	—	—	—	—	—	—	—	(15)
Balances at January 31, 2021	801	—	—	—	—	—	—	—	—	801
Equity-based compensation	15	—	—	—	—	—	—	—	—	15
Net income attributable to partners' capital	74	—	—	—	—	—	—	—	—	74
Net interest rate swap gain, net of tax	4	—	—	—	—	—	—	—	—	4
Distributions to partners	(23)	—	—	—	—	—	—	—	—	(23)
Balances at July 22, 2021 prior to Reorganization Transactions and IPO	871	—	—	—	—	—	—	—	—	871
Reclassification of partners’ capital	(871)	—	—	—	—	871	—	—	—	—
Reorganization transactions	—	119,950,882	1	85,853,383	1	(2)	—	—	—	—
Reclassification of non-controlling interests upon reorganization	—	—	—	—	—	(300)	(2)	—	302	—
Issuance of Class A Shares, net of issuance costs	—	40,116,279	1	—	—	755	—	—	—	756
Adjustment of deferred tax liability associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	—	200	—	—	—	200
Net income	—	—	—	—	—	—	—	92	59	151
Equity-based compensation	—	—	—	—	—	7	—	—	3	10
Net old interest rate swap gain, net of tax	—	—	—	—	—	—	2	—	2	4
Net new interest rate swap gain, net of tax	—	—	—	—	—	—	16	—	10	26
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(34)	(34)
Exchange of Partnership Interests for Class A Shares	—	7,455,242	—	(7,455,242)	—	49	—	—	(49)	—
Impact of Tax Receivable Agreements	—	—	—	—	—	(153)	—	—	—	(153)
Non-controlling interests adjustment for purchase of Partnership Interests and vesting of Core & Main Holdings, LP Partnership Interests held by non-controlling interests	—	—	—	—	—	(213)	—	—	213	—
Balances at January 30, 2022	$—	167,522,403	$2	78,398,141	$1	$1,214	$16	$92	$506	$1,831

The accompanying notes are an integral part of these consolidated financial statements.

CORE & MAIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in millions, audited

	Fiscal Years Ended
	January 30, 2022	January 31, 2021	February 2, 2020
Cash Flows From Operating Activities:
Net income	$225	$37	$36
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	150	153	138
Provision for bad debt	2	2	4
Non-cash inventory charge	1	1	3
Equity-based compensation expense	25	4	4
Loss on debt modification and extinguishment	49	—	—
Other	(17)	(2)	(2)
Changes in assets and liabilities:
(Increase) decrease in receivables	(312)	(28)	3
(Increase) decrease in inventories	(440)	(27)	(2)
(Increase) decrease in other assets	(7)	8	(15)
Increase (decrease) in accounts payable	274	40	15
Increase (decrease) in accrued liabilities	24	15	16
Increase (decrease) in other liabilities	(5)	11	(6)
Net cash (used in) provided by operating activities	(31)	214	194
Cash Flows From Investing Activities:
Capital expenditures	(20)	(12)	(14)
Acquisitions of businesses, net of cash acquired	(179)	(217)	(220)
Settlement of interest rate swap	(5)	—	—
Proceeds from the sale of property and equipment	1	—	—
Net cash used in investing activities	(203)	(229)	(234)
Cash Flows From Financing Activities:
IPO proceeds, net of underwriting discounts and commissions	664	—	—
Offering proceeds from underwriters’ option, net of underwriting discounts and commissions	100	—	—
Payments for offering costs	(8)	—	—
Investments from non-controlling interest holders	—	1	—
Distributions to non-controlling interest holders	(52)	(15)	(311)
Borrowings on asset-based revolving credit facility	18	460	—
Repayments on asset-based revolving credit facility	(18)	(460)	—
Issuance of long-term debt	1,500	250	525
Repayments of long-term debt	(2,319)	(13)	(12)
Payment of debt redemption premiums	(18)	—	—
Debt issuance costs	(13)	(8)	(18)
Net cash (used in) provided by financing activities	(146)	215	184
(Decrease) increase in cash and cash equivalents	(380)	200	144
Cash and cash equivalents at the beginning of the period	381	181	37
Cash and cash equivalents at the end of the period	$1	$381	$181

Cash paid for interest	$126	$123	$99
Cash paid for taxes	$55	$8	$13

The accompanying notes are an integral part of these consolidated financial statements.

CORE & MAIN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Dollars in millions, except as noted, audited

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
The Company is a leading specialized distributor of water, wastewater, storm drainage and fire protection products and related services to municipalities, private water companies and professional contractors across municipal, non-residential and residential end markets nationwide. The Company’s specialty products and services are used in the maintenance, repair, replacement, and construction of water and fire protection infrastructure. The Company reaches customers through a nationwide network of approximately 300 branches across 48 states. The Company’s products include pipes, valves, fittings, storm drainage products, fire protection products, meter products and other products for use in the construction, maintenance and repair of water and waste-water systems as well as fire protection systems. The Company has complemented its core products through additional offerings, including smart meter systems, fusible high-density polyethylene (“fusible HDPE”) piping solutions and specifically engineered treatment plant products, services and geosynthetics used in erosion control. The Company’s services and capabilities allow for integration with customers and form part of their sourcing and procurement function. All of the Company’s long-lived assets are located within the United States (“U.S.”).
Initial Public Offering
On July 27, 2021, Core & Main completed its initial public offering of 34,883,721 shares of Class A common stock at a price to the public of $20.00 per share (the “IPO”). Core & Main received net proceeds of approximately $664 million, after deducting underwriting discounts and commissions. All of the net proceeds from the IPO, less $8 million of transaction costs directly attributable to the IPO, were utilized to purchase 34,883,721 newly issued limited partner interests of Holdings (“Partnership Interests”) for approximately $656 million in the aggregate. In turn, Holdings and Core & Main LP utilized the net proceeds of the IPO directly or indirectly received from Core & Main in the Refinancing Transactions (as defined and discussed in Note 6).
On August 20, 2021, Core & Main issued 5,232,558 shares of Class A common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares of Class A common stock in connection with the IPO at the initial public offering price of $20.00 per share before underwriting discounts and commissions (the “IPO Overallotment Option Exercise”). Core & Main received net proceeds of approximately $100 million after deducting underwriting discounts and commissions. All of the net proceeds were utilized to purchase 5,232,558 newly issued Partnership Interests of Holdings at a price per unit equal to the public offering price per share less underwriting discounts and commissions. In turn, Holdings and Core & Main LP utilized the net proceeds of the IPO Overallotment Option Exercise directly or indirectly received from Core & Main for general corporate purposes.
Secondary Offering
On January 10, 2022, a secondary public offering of 20,000,000 shares of Class A common stock on behalf of certain selling stockholders affiliated with Clayton, Dubilier & Rice, LLC (the “Selling Stockholders”) was completed at a price to the public of $26.00 per share (the “Secondary Offering”). As part of the Secondary Offering 7,455,242 Partnership Interests were exchanged, together with the retirement of a corresponding number of shares of Class B common stock, for an equal number of shares of Class A common stock, which were a portion of the shares sold by the Selling Stockholders. These shares were sold along with an existing 12,544,758 shares of Class A common stock held by the Selling Stockholders. The Company did not sell any shares of Class A common stock in the offering and did not receive any of the proceeds from the sale. The Company paid the costs associated with the sale of shares by the Selling Stockholders, other than underwriting discounts and commissions.

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
Immediately following and as a result of the IPO, Reorganization Transactions and Secondary Offering:
•the shareholders of Core & Main, excluding the Continuing Limited Partners and Former Limited Partners, collectively held 60,116,279 shares of Class A common stock consisting of 34,883,721 shares issued in the IPO, 5,232,558 shares issued pursuant to the IPO Overallotment Option Exercise on August 20, 2021 and 20,000,000 shares sold in the Secondary Offering on January 10, 2022;
•the Former Limited Partners collectively held 107,397,971 shares of Class A common stock;
•Core & Main, directly or indirectly through our wholly-owned subsidiary, held 167,522,403 Partnership Interests consisting of 154,834,603 Partnership Interests issued pursuant to the Reorganization Transactions and IPO, 5,232,558 Partnership Interests issued pursuant to the IPO Overallotment Option Exercise on August 20, 2021 and 7,455,242 Partnership Interests received in connection with the exchange of Partnership Interests, together with the retirement of a corresponding number of shares of Class B common stock, for an equal number of shares of Class A common stock in the Secondary Offering; and
•the Continuing Limited Partners collectively held 8,153 shares of Class A common stock, 78,398,141 Partnership Interests and 78,398,141 shares of Class B common stock.
Core & Main is a holding company whose sole material asset is its direct and indirect ownership interest in Holdings, which also is a holding company and which indirectly holds the sole equity interests in the Company’s operating subsidiary. Because Core & Main is the general partner of Holdings, it operates and controls all of the business and affairs of Holdings, and through Holdings and its subsidiaries, conducts the Company’s business. Accordingly, Core & Main consolidates Holdings on its consolidated financial statements and records a non-controlling interest related to the Partnership Interests held by the Continuing Limited Partners on its consolidated statements of operations and comprehensive income. The ownership interest of the Continuing Limited Partners related to Partnership Interests held by the Continuing Limited Partners is reflected as non-controlling interests in Core & Main’s consolidated Balance Sheets.

As the Reorganization Transactions are accounted for as transactions between entities under common control, the financial statements for the periods prior to the IPO and Reorganization Transactions have been adjusted to combine previously separate entities for presentation purposes. These entities include Core & Main, Holdings and its consolidated subsidiaries and the Blocker Companies. Prior to the Reorganization Transactions, Core & Main had no operations and the Blocker Companies were holding companies for indirect investments in Holdings. The Blocker Companies had no operations but did receive distributions from Holdings associated with their tax obligations from allocations of Holdings' taxable income. As such, the Blocker Companies' financial statements reflected tax provisions and operating cash outflows for payments to taxing authorities. Their balance sheets collectively included $330 million of goodwill and deferred tax liabilities and equity. In connection with the Blocker Mergers, Core & Main assumed the balance sheets of the Blocker Companies.
Basis of Presentation
The accompanying consolidated financial statements present the results of operations, financial position and cash flows of Core & Main and its subsidiaries, which includes the consolidated financial statements of Holdings and its consolidated subsidiary, Core & Main LP, as the legal entity that conducts the operations of the Company. Holdings is considered a variable interest entity. Core & Main is the primary beneficiary and general partner of Holdings and has decision making authority that significantly affects the economic performance of the entity. As a result, Core & Main consolidates the consolidated financial statements of Holdings. All intercompany balances and transactions have been eliminated in consolidation. The Company records non-controlling interests related to Partnership Interest held by the Continuing Limited Partners in Holdings.
For the periods prior to the Reorganization Transactions, the consolidated financial statements of the Company include the Blocker Companies, which were merged into Core & Main as part of the Blocker Mergers.
Segments
The Company’s chief operating decision maker (“CODM”) manages the business as a single operating and reportable segment. The Company operates approximately 300 branch locations across the U.S. The nature of the products and services, suppliers, customers and distribution methods are similar across branches. Accordingly, the CODM evaluates the performance of the business and makes management decisions on a consolidated basis. Performance is most notably measured based on Adjusted EBITDA at the consolidated level. The consolidated performance of the Company is utilized to determine incentive compensation for executive officers, annual merit decisions, management of national supplier relationships, allocation of resources and in evaluating acquisitions and the Company's capital structure.
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. The fiscal years ended January 30, 2022 (“fiscal 2021”), January 31, 2021 (“fiscal 2020”) and February 2, 2020 (“fiscal 2019”) included 52 weeks. The next fiscal year ending January 29, 2023 (“fiscal 2022”) will also include 52 weeks.

2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Estimates
Management has made a number of estimates and assumptions relating to the reporting of certain assets and liabilities, the disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses in preparing the elements of these financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). Actual results could differ from these estimates.
Cash and Cash Equivalents
The Company classified all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Allowance for Credit Losses
Accounts receivable are evaluated for collectability based on numerous factors, including past transaction history with customers, their credit worthiness, and an assessment of lien and bond rights. An allowance for credit losses is estimated as a percentage of aged receivables. This estimate is periodically adjusted when management becomes aware of a specific customer’s inability to meet its financial obligations (e.g., a bankruptcy filing) or as a result of changes in historical collection patterns.
Inventories
Inventories are carried at the lower of cost or net realizable value. The cost of substantially all inventories is determined by the weighted average cost method. This evaluation includes an analysis of historical physical inventory results, a review of excess and obsolete inventories based on inventory aging and anticipated future demand. The carrying value of inventory includes the capitalization of inbound freight costs and is net of supplier rebates and purchase discounts for products not yet sold.
Consideration Received from Suppliers
The Company enters into agreements with many of its suppliers providing for inventory purchase rebates (“supplier rebates”) upon achievement of specified volume purchasing levels and purchase discounts. The Company accrues the receipt of supplier rebates and purchase discounts as part of its cost of sales for products sold based on progress towards earning the supplier rebates, taking into consideration cumulative purchases of inventory to the measurement date and projected purchases through the end of the year. An estimate of supplier rebates and purchase discounts is included in the carrying value of inventory at each period end for supplier rebates to be received on products not yet sold. Supplier rebates and purchase discounts included in inventory were $49 million and $18 million at January 30, 2022 and January 31, 2021, respectively.
Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method based on the following estimated useful lives of the assets:

Buildings and improvements	5 - 39 years
Transportation equipment	5 - 7 years
Furniture, fixtures and equipment	3 - 10 years
Property and equipment assets are assessed for recovery when a triggering event occurs. A potential impairment is first evaluated by comparing the undiscounted cash flows associated with the asset, or the asset group it is part of, to its carrying value. If the carrying value is greater than the undiscounted cash flows, the amount of potential impairment is measured by comparing the fair value of the asset, or the asset group it is part of, with its carrying value. The Company assesses the remaining useful life and the recoverability of property and equipment assets whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Judgments regarding the existence of a triggering event are based on market and operational performance. Evaluating potential impairment also requires estimates of future operating results and cash flows. No material impairments of property and equipment assets were recorded during fiscal 2021, fiscal 2020 or fiscal 2019.
The Company capitalizes certain software costs, which are being depreciated on a straight-line basis over the estimated useful lives of the software, ranging from three to seven years. At January 30, 2022 and January 31, 2021, capitalized software costs totaled $4 million and $2 million, respectively, net of accumulated depreciation of $13 million and $11 million, respectively. Amortization of capitalized software costs totaled $2 million, $3 million and $3 million during fiscal 2021, fiscal 2020 and fiscal 2019, respectively.
Acquisitions and Goodwill
Amounts paid for acquisitions are allocated to the tangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The Company then allocates the purchase price in excess of net tangible assets acquired to identifiable intangible assets. The fair value of identifiable intangible assets is based on detailed valuations. The Company allocates any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill.

The Company does not amortize goodwill, but does conduct an impairment test of goodwill on an annual basis or whenever events or circumstances indicate that it is “more likely than not” that the fair value of its reporting unit has dropped below its carrying value. The impairment test is comprised of either a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting unit exceeds its carrying value or a quantitative assessment. If the qualitative assessment indicates that it is not “more likely than not” that the fair value of its reporting unit exceeds its carrying value, a quantitative assessment is required. The quantitative assessment is comprised of comparing the carrying value of a reporting unit to its estimated fair value. The Company estimates the fair value of the reporting unit based on a detailed valuation, utilizing an income approach based on the present value of future cash flows, a market approach based on multiples of sales and profit metrics of similar public companies and a market approach based on multiples of sales and profit metrics for purchase transactions of similar companies (all of which are considered level three measurement techniques). If the carrying value of the reporting unit exceeds its fair value, the Company will recognize the excess of the carrying value over the fair value as a goodwill impairment loss.
Intangible Assets
Finite-lived intangible assets consist primarily of customer relationships which are amortized over the periods during which the Company expects to generate net sales from these customer relationships. Finite-lived intangible assets are assessed for recovery when a triggering event occurs. A potential impairment of finite-lived intangible assets is first evaluated by comparing the undiscounted cash flows associated with the asset, or the asset group it is part of, to its carrying value. If the carrying value is greater than the undiscounted cash flows, the amount of potential impairment is measured by comparing the fair value of the asset, or the asset group it is part of, with their carrying value. The Company assesses the remaining useful life and the recoverability of finite-lived intangible assets whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Judgments regarding the existence of a triggering event are based on market and operational performance. Evaluating potential impairment also requires estimates of future operating results and cash flows.
All of the Company’s intangible assets are subject to amortization.
Fair Value Measurement
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable, accrued compensation and benefits and other current liabilities approximate fair value due to the short-term nature of these financial instruments. The Company’s long-term financial assets and liabilities are generally recorded at historical costs. The carrying amounts of derivative assets or liabilities (see Note 6) and contingent consideration arrangements (see Note 4) are recorded at fair value.
Revenue Recognition
The Company’s revenues are earned from contracts with customers. These contracts include written agreements and purchase orders as well as arrangements that are implied by customary business practices or law. The revenue contracts are primarily single performance obligations for the sale of product or performance of services for customers. Revenue is recognized when title is passed to the customer or services are provided in an amount that reflects the consideration the Company expects to be entitled to in exchange for the products and services, which is net of sales tax, customer incentives, returns and discounts. For product sales, the transfer of title generally occurs at the point of destination for products shipped by internal fleet and at the point of shipping for products shipped by third party carriers. Revenues related to services are recognized in the period the services are performed and were approximately $19 million, $15 million and $21 million during fiscal 2021, fiscal 2020 and fiscal 2019, respectively. Estimates for expected customer incentives, returns and discounts are based on historical experience, anticipated performance and management’s judgment. Generally, the Company’s contracts do not contain significant financing as the standard sales terms are short term in nature.
Shipping and Handling Fees and Costs
The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through cost of sales as inventories are sold. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled $27 million, $20 million and $18 million during fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

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
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date.
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
Uncertain tax positions are recorded on the basis of a two-step process in which (1) it is determined if a tax position is more-likely-than-not of being sustained on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company records interest and penalties related to uncertain tax positions in the provision for income taxes in the audited Consolidated Statements of Operations.
Concentration of Credit Risk
The majority of the Company’s revenues are credit sales which are made primarily to customers whose ability to pay is dependent, in part, upon the economic strength of the construction industry in the areas where they operate and availability of municipal funding. Concentration of credit risk with respect to trade accounts receivable is limited by the large number of customers comprising the Company’s customer base. The Company performs ongoing credit evaluations of its customers.
Leases
The Company determines if an arrangement is or contains a lease at inception. Obligations under operating leases are included in the Balance Sheets in both current and non-current operating lease liabilities, while the corresponding rights to use the leased assets are presented as operating lease right-of-use (“ROU”) assets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the remaining lease payments. As the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate, which is based on information available at the commencement date of the relevant lease, in determining the present value of future payments. The lease term includes an option to extend the lease when it is reasonably certain that the Company will exercise that option. Payment obligations related to real estate taxes, insurance and other lease components are excluded from the measurement of operating lease ROU assets and lease liabilities. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. The Company recognizes expense within selling, general and administrative expense associated with the accretion of operating lease liabilities and amortization of ROU assets in an amount calculated to result in straight-line expense over the lease terms.
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
Except to the extent that any benefits are deemed realized, Core & Main will receive the full benefit in tax savings from relevant taxing authorities and provide payment of 85% of the amount of any tax benefits to the Former Limited Partners or the Continuing Limited Partners, as applicable, or their permitted transferees. Core & Main expects to benefit from the remaining 15% of any cash tax savings, except to the extent of any deemed realizations. For the Tax Receivable Agreements, Core & Main assesses the tax attributes to determine if it is more likely than not that the benefit of any deferred tax assets will be realized. Following that assessment, Core & Main recognizes a liability under the applicable Tax Receivable Agreements, reflecting approximately 85% of the expected future realization of such tax benefits. Amounts payable under the Tax Receivable Agreements are contingent upon, among other things, (i) generation of sufficient future taxable income during the term of the applicable Tax Receivable Agreements and (ii) future changes in tax laws.
Equity-Based Compensation
The Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. That cost is recognized over the requisite service period (generally the vesting period), which is the period during which an employee is required to provide service in exchange for the award.
In connection with the Reorganization Transactions, which included the recapitalization of Management Feeder and entry into the Exchange Agreement, the equity awards issued by Holdings and held by Management Feeder were deemed to be modified for accounting purposes. The Company calculated the incremental fair value associated with the modification and recognized this incremental fair value immediately for each vested award with no remaining service period and over the remaining service period associated with each unvested award.
Basic and Diluted Earnings per Share
Basic earnings per share is computed by dividing net income attributable to Core & Main for the period following the Reorganization Transactions by the weighted average number of shares of Class A common stock outstanding during the same period. Shares of Class A common stock issued during that period were weighted for the portion of that period in which the shares of Class A common stock were outstanding. The Company did not apply the two-class method because shares of Class B common stock do not participate in earnings or losses of Core & Main. As a result, no earnings per share of Class B common stock were presented. Net income allocated to holders of non-controlling interests was excluded from net income available to the Class A common stock. There were no preferred dividends and no shares of preferred stock outstanding for the period.
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

Non-controlling Interests
The non-controlling interests represent the Partnership Interests of Holdings held by the Continuing Limited Partners. Income or loss is attributed to the non-controlling interests based on the weighted average percentage of Partnership Interests held by Continuing Limited Partners, excluding unvested Partnership Interests held by Management Feeder, relative to all Partnership Interests of Holdings during the period following the Reorganization Transactions. Non-controlling interests presented in the consolidated Balance Sheets represent the ownership percentage of Partnership Interests held by Continuing Limited Partners as of the balance sheet date multiplied by the equity of Holdings, prior to distributions, less distributions to non-controlling interest holders. The non-controlling interests’ ownership percentage may fluctuate over time as the Continuing Limited Partners exchange Partnership Interests, together with the retirement of a corresponding number of shares of Class B common stock, for shares of Class A common stock and Partnership Interests held by Management Feeder vest.
Recent Accounting Pronouncements
Accounting for Income Taxes - In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside tax basis. The transition requirements are dependent upon each amendment within ASU 2019-12 and are applied either prospectively or retrospectively. The Company adopted the provisions of ASU 2019-12, during the first quarter of fiscal 2021. The adoption of ASU 2019-12 did not result in a material impact to the Company’s financial position, results of operations or cash flows upon adoption.
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

3)    REVENUE
Disaggregation of Revenue
The following table represents net sales disaggregated by product category:

	Fiscal Years Ended
Product Category	January 30, 2022	January 31, 2021	February 2, 2020
Pipes, valves & fittings products	$3,361	$2,373	$2,164
Storm drainage products	687	489	455
Fire protection products	565	414	387
Meter products	391	366	383
Total Net Sales	$5,004	$3,642	$3,389

Substantially all of the Company’s revenues were generated by sales within the United States. For fiscal 2021, fiscal 2020 and fiscal 2019, the Company had net sales to international customers of $5 million, $3 million and $5 million, respectively.

4)    ACQUISITIONS
L&M Acquisition
On August 30, 2021, the Company completed the acquisition of certain assets and assumption of certain liabilities of L&M Bag & Supply Co., Inc. (“L&M”) in a transaction valued at $60 million, subject to working capital adjustments (the “L&M Acquisition”). L&M is a specialized supplier of geotextile fabrics and geogrids, as well as silt fences, turbidity barriers and safety fences, weed control fabric and sod staples. The transaction price was funded with cash on hand.
Pacific Pipe Acquisition
On August 9, 2021, the Company completed the acquisition of all of the outstanding shares of Pacific Pipe Company, Inc. (“Pacific Pipe”) in a transaction valued at $103 million, subject to working capital adjustments (the “Pacific Pipe Acquisition”). Pacific Pipe has four branch locations and serves municipalities and contractors in the water, wastewater, storm drainage and irrigation industries throughout Hawaii with a broad product offering. The transaction price was funded with cash on hand.
Water Works Supply Co.
On August 17, 2020, the Company completed the acquisition of certain assets and assumption of certain liabilities of Water Works Supply Co. (“WWSC”) in a transaction valued at approximately $12 million, subject to a working capital adjustment (the “WWSC Acquisition”). The transaction price was funded through cash on hand. Given the size of the purchase price, a full purchase price allocation has not been presented. However, significant components of the final purchase price allocation include $6 million to customer relationships, $3 million to net working capital, and $2 million to goodwill.
R&B Co.
On March 11, 2020, the Company completed the acquisition of all of the outstanding shares of R&B Co. (“R&B”) in a transaction valued at $215 million, subject to a working capital adjustment (the “R&B Acquisition”). The transaction price consisted of $212 million of initial cash consideration, subject to working capital adjustments, and $3 million of contingent consideration to be paid upon satisfaction of certain conditions to either the sellers of R&B or certain former R&B employees and recognized as compensation expense. During fiscal 2021, the Company settled the R&B contingent consideration liability. With the R&B Acquisition, the Company added approximately 10 branch locations to the business, which expanded the Company's presence in California and strengthened the Company's ability to offer complementary waterworks products and fusible services. The transaction price was funded with cash on hand.
The R&B Acquisition included a contingent consideration arrangement of up to $3 million that was payable to the R&B sellers if certain R&B employees failed to complete a post-acquisition one-year service period. The range of the undiscounted amounts payable by the Company under the contingent consideration agreement was between zero and $3 million. The fair value of the contingent consideration recognized on the acquisition date of zero was determined based on the expectation that all former R&B employees would be retained during the one-year retention period (a level 3 fair value measurement based on unobservable inputs).
Long Island Pipe Acquisition
On July 8, 2019, the Company completed the acquisition of certain assets and assumption of certain liabilities of Long Island Pipe Supply, Inc. and its direct subsidiaries and certain affiliates (collectively, “LIP”) in a transaction valued at up to $225 million, subject to a working capital adjustment (the “LIP Acquisition”). The transaction price consists of $220 million of initial cash consideration and contingent consideration of up to $5 million based upon financial performance after the closing. With the LIP Acquisition, the Company added approximately 20 branch locations to the business, primarily in the states of New York and New Jersey, which enhances the Company’s distribution offerings of fire protection products and fabrication services. The transaction price was funded through an increase in borrowings on the Prior Term Loan Facility as further described in Note 6.
The up-front consideration payment included $15 million to former LIP executives. As such, this initial payment of $15 million was included within prepaid expenses and other assets, current and non-current as prepaid compensation expenses in the Balance Sheet and as an operating cash outflow for fiscal 2019. Each former LIP executive was required to perform services required by his post-acquisition employment or consulting agreement, which range from one to two years, or otherwise would have been required to repay $5 million. As of January 30, 2022, the service periods have passed and no repayment was required. During fiscal 2021, fiscal 2020 and fiscal 2019, the Company recognized $2 million, $7 million and $6 million, respectively, of expense within selling, general and administrative expenses associated with the amortization of these balances.
The LIP Acquisition included a contingent consideration arrangement of up to $5 million, of which no amount was paid pursuant to the terms of the LIP acquisition agreement.

Maskell Pipe & Supply Acquisition
On February 4, 2019, the Company completed the acquisition of certain assets and liabilities of Maskell Pipe & Supply, Inc. (“Maskell”) in a transaction valued at approximately $19 million, subject to a working capital adjustment (the “Maskell Acquisition”). The transaction price was funded through cash on hand. Given the size of the purchase price, a full purchase price allocation has not been presented. However, significant components of the final purchase price allocation include $6 million to fixed assets, $5 million to customer relationships, $5 million to goodwill and $2 million to net working capital.
Other Acquisitions
During fiscal 2021, the Company completed the acquisition of certain assets and liabilities in transactions valued at $11 million, subject to working capital adjustments (the “Other 2021 Acquisitions”). Given the lack of significance of these transactions, a full purchase price allocation has not been presented. However, a substantial portion of the aggregate purchase price was allocated to customer relationships, goodwill and net working capital.
During fiscal 2019, the Company completed acquisitions of certain assets and liabilities in transactions valued in aggregate at $2 million, subject to working capital adjustments (the “Other 2019 Acquisitions”). Given the lack of significance of these transactions, individually and in the aggregate, a full purchase price allocation has not been presented. However, a substantial portion of the aggregate purchase price was allocated to net working capital.
In the above transactions, to the extent applicable, the excess of purchase price over net tangible and intangible assets acquired resulted in goodwill, which represents the assembled workforce and anticipated long-term growth in new markets, customers and products. Goodwill associated with the L&M Acquisition, WWSC Acquisition, LIP Acquisition, Maskell Acquisition, the Other 2021 Acquisitions and the Other 2019 Acquisitions are fully deductible by the Company for U.S. income tax purposes.
The following table represents the allocation of the transaction price to the fair value of identifiable assets acquired and liabilities assumed in the acquisitions during fiscal 2021, fiscal 2020 and fiscal 2019. Preliminary values of the fiscal 2021 acquisitions are not yet finalized pending the final purchase price allocations and are subject to change once additional information is obtained.

	L&M Acquisition	Pacific Pipe Acquisition	R&B Acquisition	LIP Acquisition
Cash	$—	$2	$3	$—
Accounts receivable	7	10	25	31
Inventories	16	17	20	37
Intangible assets	19	47	114	94
Goodwill	18	41	89	51
Operating lease right-of-use assets	2	17	9	18
Other assets, current and non-current	5	6	11	6
Total assets acquired	67	140	271	237
Accounts payable	3	5	18	14
Deferred income taxes	—	12	31	—
Contingent consideration	—	—	—	2
Operating lease liabilities	2	17	9	18
Other liabilities, current and non-current	—	—	4	3
Net assets acquired	$62	$106	$209	$200

The following reconciles the total consideration to net assets acquired:

	L&M Acquisition	Pacific Pipe Acquisition	R&B Acquisition	LIP Acquisition
Total consideration, net of cash	$62	$104	$207	$216
Less: Employment and consulting agreement prepayment; operating cash outflow	—	—	—	(15)
Less: Working capital adjustment	—	—	(1)	(1)
Plus: Cash acquired in acquisition	—	2	3	—
Plus: Contingent consideration	—	—	—	2
Total consideration	62	106	209	202
Less: Contingent consideration	—	—	—	(2)
Net assets acquired; investing cash outflow	$62	$106	$209	$200
Pro Forma Financial Information
The following pro forma information presents a summary of the results of operations for the periods indicated as if the Pacific Pipe and L&M acquisitions had been completed as of February 3, 2020, the R&B Acquisition and associated senior notes issuance had been completed as of February 4, 2019 and the LIP Acquisition and associated term loan borrowings had been completed as of January 29, 2018. The pro forma financial information is based on the historical financial information for the Company and Pacific Pipe, L&M, R&B and LIP, along with certain pro forma adjustments. These pro forma adjustments consist primarily of:
•Increased amortization expense related to the intangible assets acquired in the acquisitions;
•Increased interest expense to reflect the fixed rate notes entered into in connection with the R&B Acquisition, including interest and amortization of deferred financing costs;
•Reclassification of direct acquisition transaction costs, retention bonuses and inventory fair value adjustments from the period incurred to periods these expenses would have been recognized given the assumed transaction dates identified above;
•The related income tax effects of the aforementioned adjustments and legal entity restructuring performed to effect the R&B Acquisition; and
•The related income tax effects of the aforementioned adjustments to the provision for income taxes for the Blocker Companies.
The following pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor is it necessarily an indication of future operating results. In addition, the pro forma information does not reflect the cost of any integration activities, benefits from any synergies that may be derived from the acquisitions or revenue growth that may be anticipated.

	Fiscal Years Ended
	January 30, 2022	January 31, 2021	February 2, 2020
Net sales	$5,081	$3,793	$3,655
Net income	$235	$37	$22
As a result of integration of the acquisitions, including the consolidation of certain acquired and existing branches, it is impracticable to identify the explicit financial performance associated with the Pacific Pipe, L&M, R&B and LIP acquisitions. As such, the Company has not presented the post-acquisition net sales and net income for the Pacific Pipe, L&M, R&B and LIP acquisitions.

Intangible Assets
For each of the acquisitions discussed above, the Company valued intangible assets acquired, which included customer relationships, non-compete agreements, and trademarks.
The customer relationship intangible assets represent the value associated with those customer relationships in place at the date of the respective acquisitions. The Company valued the customer relationships using an excess earnings method using various inputs such as customer attrition rate, revenue growth rate, gross margin percentage and discount rate. Cash flows associated with the existing relationships are expected to diminish over time due to customer turnover. The Company reflected this expected diminishing cash flow through the utilization of an annual customer attrition rate assumption and in its method of amortization.
The non-compete intangible asset represents the value associated with a non-compete agreement for former executives in place at the date of the respective acquisitions. The trademark intangible asset represents the value associated with the brand names in place at the date of the respective acquisitions.
A summary of the intangible assets acquired and assumptions utilized in the valuation, for the acquisitions is as follows:

	Intangible Asset Amount	Amortization Period	Discount Rate	Attrition Rate
L&M Acquisition
Customer relationships	$19	10 years	15.5%	15.0%

Pacific Pipe Acquisition
Customer relationships	46	10 years	11.5%	10.0%
Trademark	1	2 years	11.5%	N/A

WWSC Acquisition
Customer relationships	6	10 years	13.0%	15.0%

R&B Acquisition
Customer relationships	114	15 years	10.0%	7.5%

LIP Acquisition
Customer relationships - retail	90	10 years	14.0%	12.5%
Customer relationships - distribution	3	15 years	14.0%	5.0%
Other intangibles	1

Maskell Acquisition
Customer relationships	5	10 years	13.0%	12.5%
Acquisition-Related Costs
Acquisition-related costs, which are included within selling, general and administrative expenses, for each of the completed acquisitions discussed above were as follows:

	Fiscal Years Ended
	January 30, 2022	January 31, 2021	February 2, 2020
L&M Acquisition	$1	$—	$—
Pacific Pipe Acquisition	1	—	—
R&B Acquisition	—	1	1
LIP Acquisition	—	—	1

5)    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The carrying amount of the Company’s goodwill included in its Balance Sheets is as follows:

	January 30, 2022	January 31, 2021
Gross Goodwill	$1,515	$1,453
Accumulated Impairment	—	—
Net Goodwill	$1,515	$1,453
The changes in the carrying amount of goodwill are as follows:

	Fiscal Years Ended
	January 30, 2022	January 31, 2021
Beginning Balance	$1,453	$1,362
Goodwill acquired during the year	62	91
Ending balance	$1,515	$1,453
Goodwill acquired during fiscal 2021 and fiscal 2020 related to acquisitions presented in Note 4 and $3 million related to Other 2021 Acquisitions.
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
During the fiscal 2021 and fiscal 2020 annual assessment, the Company tested goodwill for impairment by performing a quantitative assessment that compared the fair value of the reporting unit with its carrying value. The Company estimated the fair value of its reporting unit through a combination of an income approach based on the present value of discounted cash flows and a market approach based on the sales and EBITDA multiples from operations and purchase transactions of comparable companies. The significant assumption used in the income approach is the gross margin. The discounted cash flows were based on the Company’s long-range forecasts and an estimated terminal value. The discount rate used in the discounted cash flows analysis was intended to reflect the risks inherent in the future cash flows of the respective reporting unit. For the market approach, the Company evaluated comparable company public trading values and recent transactions, using sales and EBITDA multiples that were used to value the reporting unit.
During the fiscal 2019 annual assessments, we tested goodwill for impairment by performing qualitative assessments. The qualitative assessments included evaluating economic, industry, regulatory and company specific factors that could impact the reporting unit fair value. These factors included historical and projected financial metrics (including net sales, margins and operating cash flow trends), public equity market trends, changing tax law and evaluation of the markets we serve. Based on these assessments it was determined that the fair value of its reporting unit was “more likely than not” to exceed the carrying value of its reporting unit in fiscal 2019. Therefore, no further assessment was necessary.
There was no goodwill impairment recorded during fiscal 2021, fiscal 2020 or fiscal 2019. The Company’s analyses were based in part on the expectation of future market conditions, future net sales and operating cash flow growth and discount rates that would be used by market participants in an arms-length transaction. Should actual performance or expectations of long-term assumptions be lower than presently expected, the Company’s goodwill could be impaired.

Intangible Assets
The Company’s intangible assets included in its Balance Sheets consist of the following:

	January 30, 2022			January 31, 2021
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Customer relationships	$1,347	$478	$869	$1,277	$359	$918
Other intangible assets	4	2	2	2	1	1
Total	$1,351	$480	$871	$1,279	$360	$919
Amortization expense related to intangible assets was as follows:

	Fiscal Years Ended
	January 30, 2022	January 31, 2021	February 2, 2020
Amortization expense	$120	$118	$107
There were no intangible asset impairments recorded during fiscal 2021, fiscal 2020 or fiscal 2019.
The estimated aggregate amortization expense on intangible assets owned by the Company as of January 30, 2022 was expected to be as follows:

Fiscal 2022	$117
Fiscal 2023	108
Fiscal 2024	100
Fiscal 2025	93
Fiscal 2026	86

6)    DEBT
Debt consisted of the following:

	January 30, 2022		January 31, 2021
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
Senior Term Loan due August 2024	$—	$—	$13	$—
Senior Term Loan due July 2028	15	—	—	—
Long-term debt:
Senior Term Loan due August 2024	—	—	1,248	19
Senior Notes due September 2024	—	—	300	9
Senior Notes due August 2025	—	—	750	15
Senior ABL Credit Facility due July 2026	—	—	—	3
Senior Term Loan due July 2028	1,478	22	—	—
	1,478	22	2,298	46
Total	$1,493	$22	$2,311	$46

Debt Transactions
On July 27, 2021, Core & Main LP: (i) amended the terms of the credit agreement governing the senior term loan facility in an aggregate principal amount of $1,300 million maturing on August 1, 2024 issued by Core & Main LP (the “Prior Term Loan Facility”) in order to, among other things, enter into a new $1,500 million seven-year senior term loan (the “Senior Term Loan Facility”) and (ii) amended the terms of the credit agreement governing the senior asset-based revolving credit facility in order to, among other things, increase the aggregate amount of commitments by $150 million to $850 million overall and extend the maturity date from July 2024 to July 2026 (as amended, the “Senior ABL Credit Facility”). Core & Main LP and Holdings utilized the net proceeds from the IPO, together with the net proceeds from borrowings under the Senior Term Loan Facility and cash on hand, to redeem (i) all $300 million aggregate principal amount of the senior unsecured notes due September 15, 2024 issued by Holdings (the “Senior 2024 Notes”) then outstanding at a redemption price equal to 102.000% of the aggregate principal amount thereof and (ii) all $750 million aggregate principal amount of the senior unsecured notes due August 15, 2025 issued by Core & Main LP (the “Senior 2025 Notes”) then outstanding at a redemption price equal to 101.531% of the aggregate principal amount thereof, plus, in each case, accrued and unpaid interest, by satisfying and discharging the indenture governing the Senior 2025 Notes at the closing of the IPO and redeeming the Senior 2025 Notes on August 15, 2021. Additionally, Core & Main LP repaid $1,258 million outstanding under the Prior Term Loan Facility, plus accrued and unpaid interest, and settled the interest rate swap associated with the Prior Term Loan Facility (collectively, the “Refinancing Transactions”).
As a result of the Refinancing Transactions on July 27, 2021, the Company recorded a loss on debt modification and extinguishment of $51 million for fiscal 2021. The loss on debt modification and extinguishment included (i) the write off of $8 million in deferred financing fees associated with the redemption of the Senior 2024 Notes, (ii) the write off of $13 million in deferred financing fees associated with the redemption of the Senior 2025 Notes, (iii) the write off of $5 million in deferred financing fees associated with the settlement of the Prior Term Loan Facility, (iv) redemption premiums of $6 million and $12 million for the Senior 2024 Notes and Senior 2025 Notes, respectively, (v) the settlement of the cash flow interest rate swap of $5 million which had its changes in fair value previously attributed to accumulated other comprehensive loss, and (vi) third-party expenses for the Senior Term Loan Facility of $2 million.
The debt obligations as of January 30, 2022 include the following debt agreements:
Senior Term Loan Facility
Core & Main LP’s Senior Term Loan Facility has an original aggregate principal amount of $1,500 million. The Senior Term Loan Facility requires quarterly principal payments, payable on the last business day of each fiscal quarter in an amount equal to approximately 0.25% of the original principal amount of the Senior Term Loan Facility. The Senior Term Loan Facility matures on July 27, 2028. The first quarterly principal payment was made on October 29, 2021. The remaining balance is payable upon final maturity of the Senior Term Loan Facility on July 27, 2028. The Senior Term Loan Facility bears interest at a rate equal to (i) LIBOR plus, in each case, an applicable margin of 2.50% or (ii) the base rate, which will be the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) the overnight federal funds rate plus 0.50% per annum and (z) one-month LIBOR (adjusted for maximum reserves) plus 1.00% per annum, plus, in each case, an applicable margin of 1.50%. The Senior Term Loan Facility is subject to a LIBOR “floor” of 0.00%. The weighted average interest rate, excluding the effect of the interest rate swap, of Core & Main LP’s outstanding borrowings under the Senior Term Loan Facility as of January 30, 2022 was 2.61%. Based on quotes from financial institutions (i.e., level 2 of the fair value hierarchy), the fair value of the Senior Term Loan Facility was $1,489 million at January 30, 2022.
Asset-Based Credit Facility
Core & Main LP’s Senior ABL Credit Facility has a borrowing capacity of up to $850 million, subject to borrowing base availability, with a maturity date of July 27, 2026. Borrowings under the Senior ABL Credit Facility bear interest at either a LIBOR rate plus an applicable margin ranging from 1.25% to 1.75%, or an alternate base rate plus an applicable margin ranging from 0.25% to 0.75%, depending on the borrowing capacity under the Senior ABL Credit Facility. Additionally, Core & Main LP pays a fee of 0.25% on unfunded commitments under the Senior ABL Credit Facility. The book value of the Senior ABL Credit Facility approximates fair value due to the variable interest rate nature of these borrowings. There were no amounts outstanding under the Senior ABL Credit Facility as of January 30, 2022.

The aforementioned debt agreements include customary affirmative and negative covenants, which include, among other things, restrictions on Core & Main LP’s ability to pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. The Senior Term Loan Facility may require accelerated repayment based upon cash flows generated in excess of operating and investing requirements when the Consolidated Secured Leverage Ratio (as defined in the agreement governing the Senior Term Loan Facility) is greater than or equal to 3.25. No such repayment was required for any of the periods presented. In addition, the Senior ABL Credit Facility requires Core & Main LP to comply with a consolidated fixed charge coverage ratio of greater than or equal to 1.00 when availability under the Senior ABL Credit Facility is less than 10.0% of the lesser of (i) the then applicable borrowing base or (ii) the then aggregate effective commitments. Substantially all of Core & Main LP’s assets are pledged as collateral for the Senior Term Loan Facility and the Senior ABL Credit Facility.
The aggregate amount of debt payments for the next five fiscal years are as follows:

Fiscal 2022	$15
Fiscal 2023	15
Fiscal 2024	15
Fiscal 2025	15
Fiscal 2026	15
Prior Debt Obligations
Prior Term Loan Facility
Core & Main LP entered a senior term loan facility with a maturity date of August 1, 2024, with an original aggregate principal amount of $1,300 million. The Prior Term Loan Facility bore interest at either an adjusted LIBOR rate (subject to a minimum rate of 1.00%) plus an applicable margin of either 2.75% or 3.00%, or an alternate base rate plus an applicable margin of either 1.75% or 2.00%, depending on Core & Main LP’s Consolidated Total Leverage Ratio. During the periods that the Consolidated Total Leverage Ratio is below 5.75, the Prior Term Loan’s interest rate will be calculated using the lower applicable margins. On July 27, 2021, we repaid the $1,258 million outstanding under the Prior Term Loan Facility.
Senior 2024 Notes
On September 16, 2019, Holdings issued senior unsecured notes in an aggregate principal amount of $300 million. The Senior 2024 Notes bore interest at 8.625% per annum. On July 27, 2021, we redeemed the Senior 2024 Notes including all $300 million aggregate principal and the $6 million redemption premium equal to 102.000% of the aggregate principal amount.
Senior 2025 Notes
Core & Main LP issued senior unsecured notes in an aggregate principal amount of $750 million. The Senior 2025 Notes bore interest at 6.125% per annum. On July 27, 2021, we satisfied and discharged the indenture governing the Senior 2025 Notes, including all $750 million aggregate principal and the $12 million redemption premium equal to 101.531% of the aggregate principal amount, and on August 15, 2021, we redeemed the Senior 2025 Notes.
Interest Rate Swaps
On February 28, 2018, Core & Main LP entered into an instrument pursuant to which it made payments to a third party based upon a fixed interest rate of 2.725% and received payments based upon the three-month LIBOR rate, based on a $500 million notional amount, which mirrored then outstanding borrowings under the Prior Term Loan Facility. On July 27, 2021, Core & Main LP repaid the approximately $1,258 million outstanding under the Prior Term Loan Facility and settled the interest rate swap. As of July 27, 2021, the remaining interest rate swap liability of $5 million was repaid as part of this settlement, and the associated accumulated other comprehensive loss was reclassified to the loss on debt modification and extinguishment as the interest rate swap interest payments will no longer occur.

	Fiscal Years Ended
Accumulated Other Comprehensive Loss	January 30, 2022	January 31, 2021	February 2, 2020
Beginning of period balance	$(8)	$(11)	$(2)
Measurement adjustment (losses) for interest rate swap	—	(4)	(12)
Reclassification of expense to interest expense	4	8	1
Loss on debt modification and extinguishment	5	—	—
Tax (expense) benefit on interest rate swap adjustments
Measurement adjustment (losses) for interest rate swap	—	—	2
Reclassification of expense to interest expense	(1)	(1)	—
Loss on debt modification and extinguishment	—	—	—
End of period balance	$—	$(8)	$(11)
On July 27, 2021, Core & Main LP entered into an instrument in which it makes payments to a third-party based upon a fixed interest rate of 0.74% and receives payments based upon the one-month LIBOR rate, based on notional amounts associated with borrowings under the Senior Term Loan Facility. The measurement period of the interest rate swap commenced on July 27, 2021 with a notional amount of $1,000 million. The notional amount decreases to $900 million on July 27, 2023, $800 million on July 27, 2024, and $700 million on July 27, 2025 through the instrument maturity on July 27, 2026. This instrument is intended to reduce the Company's exposure to variable interest rates under the Senior Term Loan Facility. As of January 30, 2022, this instrument resulted in an effective fixed rate of 3.24%, based upon the 0.74% fixed rate plus an applicable margin of 2.50%, on $1,000 million of borrowings under the Senior Term Loan Facility.
The fair value of this cash flow interest rate swap was a $31 million asset as of January 30, 2022 which is included within other assets in the Company’s Balance Sheet. Fair value is based upon the present value of future cash flows under the terms of the contract and observable market inputs (level 2). Significant inputs used in determining fair value include forward-looking one-month LIBOR rates and the discount rate applied to projected cash flows.

Fiscal Year Ended
Accumulated Other Comprehensive Income	January 30, 2022
Beginning of period balance	$—
Measurement adjustment gain for interest rate swap	28
Reclassification of expense to interest expense	3
Tax expense on interest rate swap adjustments
Measurement adjustment gain for interest rate swap	(4)
Reclassification of expense to interest expense	(1)
End of period balance	$26

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
As the Reorganization Transactions are accounted for as transactions between entities under common control, the financial statements for the periods prior to the IPO and the Reorganization Transactions reflect the combination of previously separate entities for presentation purposes. These entities include Core & Main, Holdings and its consolidated subsidiaries and the Blocker Companies. The Blocker Companies were holding companies with indirect investments in Holdings. They had no operations but did receive distributions from Holdings for their tax obligations as a corporation based on the taxable income allocated to them from Holdings. The consolidated financial statements for periods prior to the Reorganization Transactions reflect the provision for income taxes and related balances on the balance sheet for the Blocker Companies.

The Provision for Income Taxes consisted of the following:

	Fiscal Years Ended
	January 30, 2022	January 31, 2021	February 2, 2020
Current:
Federal	$55	$12	$8
State	13	3	2
	68	15	10
Deferred:
Federal	(14)	(4)	(3)
State	(3)	(2)	(1)
	(17)	(6)	(4)
Total	$51	$9	$6
The reconciliations of the provision for income taxes at the federal corporate statutory rate of 21% to the tax provision for fiscal 2021, fiscal 2020 and fiscal 2019 are as follows:

	Fiscal Years Ended
	January 30, 2022	January 31, 2021	February 2, 2020
Income taxes at federal statutory rate	21.0%	21.0%	21.0%
State income taxes	3.8	3.6	3.2
Partnership income not subject to U.S. tax	(8.5)	(9.1)	(9.1)
Corporate subsidiary tax	1.3	—	—
Permanent differences	1.1	1.7	1.7
Other	(0.2)	2.4	(2.2)
Total provision	18.5%	19.6%	14.6%
The variations between the Company's estimated effective tax rate and the U.S. statutory rate are primarily due to the portion of the Company's earnings attributable to non-controlling interests following the Reorganization Transactions partially offset by certain permanent book-tax differences and incremental tax expense due to our legal entity structure. The effective tax rates in fiscal 2021 were lower than fiscal 2020 due to certain fixed tax expenses and permanent differences decreasing as a percentage of income before provision for income taxes.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	January 30, 2022	January 31, 2021
Deferred Tax Assets:
Imputed interest on Tax Receivable Agreements	$5	$—
Deferred Tax Liabilities:
Intangibles	(1)	(1)
Basis difference in partnership investments	(39)	(231)
Deferred tax liabilities, net	$(35)	$(232)
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

In connection with the Reorganization Transactions, the Former Limited Partners exchanged Partnership Interests, together with the retirement of a corresponding number of shares of Class B common stock, for shares of Class A common stock of Core & Main. As a result of this exchange, the Company acquired certain tax attributes held by the Former Limited Partners. The Company expects that these tax attributes will reduce future payments to taxing authorities. As such, the Company recorded a payable associated with the Former Limited Partners Tax Receivable Agreement that represents their 85% share of these anticipated tax savings. As of January 30, 2022, the Company had recorded a $92 million payable to related parties pursuant to the Former Limited Partners Tax Receivable Agreement.
The Company also entered into the Continuing Limited Partners Tax Receivable Agreement that provides for payment to the Continuing Limited Partners of 85% of the amount of tax savings, if any, that Core & Main realizes, or is deemed to realize, as a result of redemptions or exchanges of Partnership Interests pursuant to the Exchange Agreement. As part of the Secondary Offering, Continuing Limited Partners exchanged 7,455,242 Partnership Interests and shares of Class B common stock for an equal number of shares of Class A common stock. As of January 30, 2022, the Company had recorded a $61 million payable to related parties pursuant to the Continuing Limited Partners Tax Receivable Agreement.
The actual amount and timing of any payments under the Tax Receivable Agreements will vary depending upon a number of factors, including the timing of exchanges by the holders of Partnership Interests, the amount of gain recognized by such holders of Partnership Interests, the amount and timing of the taxable income the Company generates in the future and the federal tax rates then applicable. Assuming (i) that the Continuing Limited Partners exchanged all of their remaining Partnership Interests at $23.45 per share of our Class A common stock (the closing stock price on January 28, 2022), (ii) no material changes in relevant tax law, (iii) a constant corporate tax rate of 25.1%, which represents a pro forma tax rate that includes a provision for U.S. federal income taxes and assumes the highest statutory rate apportioned to each state and local jurisdiction and (iv) that the Company earns sufficient taxable income in each year to realize on a current basis all tax benefits that are subject to the Continuing Limited Partners Tax Receivable Agreement, the Company would recognize a deferred tax asset (subject to offset with existing deferred tax liabilities) of approximately $653 million and a Continuing Limited Partners Tax Receivable Agreement liability of approximately $555 million, payable to the Continuing Limited Partners over the life of the Continuing Limited Partners Tax Receivable Agreement. The full exchange by the Continuing Limited Partners will also decrease Core & Main's aforementioned deferred tax asset associated with its investment in Holdings by $153 million. These amounts are estimates only and are subject to change.
Reorganization Transactions and IPO Deferred Tax Asset
Prior to the Reorganization Transactions, the Blocker Companies were holding corporations for indirect investments in Holdings. The Blocker Companies had no operations but did receive distributions from Holdings associated with their tax obligations from allocations of Holdings taxable income. As such, the Blocker Companies' financial statements reflected a deferred tax liability associated with the difference between their financial reporting investment and tax basis in Holdings. In connection with the Blocker Mergers, Core & Main assumed the balance sheets of the Blocker Companies. The assumed deferred tax liability was adjusted to reflect the IPO, the IPO Overallotment Option Exercise and subsequent book-tax differences. As of January 30, 2022, the Company had a $3 million deferred tax asset associated with the difference between Core & Main's financial reporting basis and the tax basis of Core & Main’s investment in Holdings.
Core & Main Buyer, Inc. Deferred Tax Liability
As referenced in Note 4, on August 9, 2021 and March 11, 2020, the Company completed the acquisition of all the outstanding shares of Pacific Pipe and R&B, respectively, both corporations for income tax purposes. The acquisitions were completed through Core & Main Buyer, Inc. (“Buyer”), a wholly-owned subsidiary of the Company. Buyer subsequently contributed Pacific Pipe and R&B to Core & Main LP. As part of the opening balance sheet, Buyer recorded deferred tax liabilities of $12 million and $31 million for Pacific Pipe and R&B, respectively, related to the difference between Buyer’s financial reporting basis and tax basis of Buyer’s investment in Core & Main LP. The taxable income that is allocated to Buyer, for its contribution of Pacific Pipe and R&B to Core & Main LP, is subject to corporate federal and state income tax in substantially all fifty states. As of January 30, 2022, this deferred tax liability was $42 million.
Uncertain tax positions
Total gross unrecognized tax benefits as of January 30, 2022 and January 31, 2021, as well as activity within each of the years, were not material.

8)    LEASES
The Company occupies certain facilities and operates certain equipment and vehicles under operating leases that expire at various dates through the year 2036.
The table below presents lease costs associated with facility and vehicle operating leases:

		Fiscal Years Ended
Lease Cost	Classification	January 30, 2022	January 31, 2021	February 2, 2020
Operating Lease Cost	Selling, general, and administrative expense	$58	$53	$47
Future aggregate rental payments under non-cancelable operating leases as of January 30, 2022 are as follows:

January 30, 2022
Fiscal 2022	$51
Fiscal 2023	41
Fiscal 2024	30
Fiscal 2025	21
Fiscal 2026	13
Thereafter	16
Total minimum lease payments	172
Less: present value discount	(20)
Present value of lease liabilities	$152
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

Operating Lease Term and Discount Rate	January 30, 2022	January 31, 2021
Weighted average remaining lease term (years)	2.9	2.6
Weighted average discount rate	3.8%	4.5%
The table below presents cash and non-cash impacts associated with leases:

	Fiscal Years Ended
	January 30, 2022	January 31, 2021	February 2, 2020
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating leases	$58	$53	$47
Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$47	$35	$46
The non-cash impact related to right-of-use assets obtained in exchange for new operating lease liabilities in the table above excludes the impact from acquisitions. Right-of-use assets acquired as part of the Pacific Pipe, L&M, R&B and LIP acquisitions are presented in Note 4.

9)    COMMITMENTS AND CONTINGENCIES
Purchase Obligations
As of January 30, 2022, the Company had agreements in place with various suppliers to purchase goods and services, primarily inventory, in the aggregate amount of $1,511 million. These purchase obligations are generally cancellable, but the Company foresees no intent to cancel. Payment is generally expected to be made during fiscal 2022 for these obligations.
Encumbered Assets
As of January 30, 2022, substantially all of the Company’s assets were pledged as collateral for the Company’s credit facilities.
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
Self-Insurance
The Company has high deductible insurance programs for most losses related to general liability, product liability, automobile liability and workers’ compensation, and is self-insured for medical claims, while maintaining per employee stop loss coverage, and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability in the accompanying Balance Sheets. The Company’s self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. At January 30, 2022 and January 31, 2021, the Company's self-insurance liabilities totaled $25 million and $24 million, respectively.
Continuing Limited Partners Tax Receivable Agreement
Core & Main is party to the Continuing Limited Partners Tax Receivable Agreement, which will result in the recognition of deferred tax benefits and liabilities upon the exchange of Partnership Interests, together with the retirement of a corresponding number of shares of the Company’s Class B common stock, by the Continuing Limited Partners for shares of Class A common stock of Core & Main or cash pursuant to the Exchange Agreement. See further discussion in Note 1 and Note 7.
10)    SUPPLEMENTAL BALANCE SHEET INFORMATION
Receivables
Receivables consisted of the following:

	January 30, 2022	January 31, 2021
Trade receivables, net of allowance for credit losses	$784	$495
Supplier rebate receivables	100	62
Receivables, net of allowance for credit losses	$884	$557

Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	January 30, 2022	January 31, 2021
Land	$23	$23
Buildings and improvements	39	32
Transportation equipment	30	27
Furniture, fixtures and equipment	71	60
Capitalized software	17	13
Construction in progress	6	3
Property, plant and equipment	186	158
Less accumulated depreciation and amortization	(92)	(72)
Property, plant and equipment, net	$94	$86
Depreciation expense is classified within cost of sales and depreciation and amortization within the Statement of Operations. Depreciation expense related to property, plant and equipment, including capitalized software, was as follows:

	Fiscal Years Ended
	January 30, 2022	January 31, 2021	February 2, 2020
Depreciation expense	$22	$23	$22
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following:

	January 30, 2022	January 31, 2021
Accrued bonuses and commissions	$85	$51
Other compensation and benefits	24	20
Accrued compensation and benefits	$109	$71
Other Current Liabilities
Other current liabilities consisted of the following:

	January 30, 2022	January 31, 2021
Accrued interest	$1	$34
Accrued non-income taxes	19	13
Accrued income taxes	12	3
Other	26	19
Other current liabilities	$58	$69
Other Liabilities
Other liabilities consisted of the following:

	January 30, 2022	January 31, 2021
Self-insurance reserves	$17	$15
Other	—	16
Other liabilities	$17	$31

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

	Partnership Interests			Ownership Percentage
	Core & Main	Continuing Limited Partners	Total	Core & Main	Continuing Limited Partners	Total
Balances at July 23, 2021	119,950,882	80,834,811	200,785,693	59.7%	40.3%	100.0%
Issuance of Partnership Interests	40,116,279	—	40,116,279	6.7%	(6.7)%	—
Exchange of Partnership Interests	7,455,242	(7,455,242)	—	3.1%	(3.1)%	—
Vesting of Partnership Interests	—	1,964,839	1,964,839	(0.5)%	0.5%	—
Balances at January 30, 2022	167,522,403	75,344,408	242,866,811	69.0%	31.0%	100.0%

12)    BASIC AND DILUTED EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per share for July 23, 2021 to January 30, 2022, the period following the Reorganization Transactions.
Basic earnings per share is computed by dividing net income attributable to Core & Main for the period following the Reorganization Transactions by the weighted average number of shares of Class A common stock outstanding during the same period. Shares of Class A common stock issued during the period were weighted for the portion of the period in which the shares of Class A common stock were outstanding. The Company did not apply the two-class method because shares of Class B common stock do not participate in earnings or losses of Core & Main. As a result, the shares of Class B common stock are not considered participating securities and are not included in the weighted average shares outstanding for purposes of earnings per share. Net income allocated to holders of non-controlling interests was excluded from net income available to the Class A common stock. There were no preferred dividends and no shares of preferred stock outstanding for the period.
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

Basic earnings per share:	July 23, 2021 through January 30, 2022
Net income	$151
Net income attributable to non-controlling interests	61
Net income available to Class A common stock	90
Weighted average shares outstanding	159,188,391
Net income per share	$0.57
Diluted earnings per share:
Net income available to common shareholders - basic	$90
Increase to net income attributable to dilutive instruments	44
Net income available to common shareholders - diluted	134
Weighted average shares outstanding - basic	159,188,391
Incremental shares of common stock attributable to dilutive instruments	85,263,287
Weighted average shares outstanding - diluted	244,451,678
Net income per share - diluted	$0.55

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
A summary of the Partnership Interests is presented below (shares in thousands):

	Number of Shares	Weighted Average Benchmark Price
Outstanding on January 31, 2021	6,322	$6.92
Granted	406	18.00
Forfeitures	(58)	8.46
Repurchases	(15)	8.46
Outstanding prior to Reorganization Transactions	6,655	7.58
Conversion	4,690
Outstanding on January 30, 2022	11,345	$—

	Number of Shares	Weighted Average Benchmark Price
Non-vested at January 31, 2021	2,785	$7.01
Granted	406	18.00
Forfeitures	(58)	8.46
Repurchases	(15)	8.46
Vested	(114)	7.25
Non-vested prior to Reorganization Transactions	3,004	8.44
Conversion of non-vested awards	2,018	—
Non-vested following the Reorganization Transactions	5,022	—
Vested	(1,966)	—
Non-vested at January 30, 2022	3,056	$—
The estimated fair value of the profits units when granted was amortized to expense over the vesting period. The fair value for these profits units was estimated by management, after considering a third-party valuation specialist’s assessment, at the date of grant based on the expected life of the profits units, using a Black-Scholes pricing model with the following weighted-average assumptions:

	January 30, 2022	January 31, 2021	February 2, 2020
Risk-free interest rate	0.78%	0.63%	2.13%
Dividend yield	—%	—%	—%
Expected volatility factor	50%	50%	50%
Discount for lack of marketability	20%	26%	30%
Expected life in years	5.0	5.0	4.5
The risk free interest rate was determined based on an analysis of U.S. Treasury zero-coupon market yields as of the date of the profits units grant for issues having expiration lives similar to the expected life of the profits units. The expected volatility was based on an analysis of the historical volatility of a peer group over the expected life of the profits units. As insufficient data exists to determine the historical life of the profits units, the expected life was determined based on the Company’s estimate of when a liquidity event may occur based on market conditions and prior investments of CD&R. The weighted-average fair value of each profit unit granted was $6.27 during fiscal 2021, $2.99 during fiscal 2020 and $2.98 during fiscal 2019.
Treatment of Unit Appreciation Rights in Reorganization Transactions
In connection with the Reorganization Transactions, unit appreciation rights of Holdings were converted to stock appreciation rights denominated in shares of Class A common stock with adjustments to the number of awards and benchmark prices.
A summary of the stock appreciation rights is presented below (shares in thousands):

	Number of Shares	Weighted Average Benchmark Price
Outstanding on January 31, 2021	200	$10.00
Granted	100	18.00
Outstanding prior to Reorganization Transactions	300	12.66
Conversion	334
Outstanding following the Reorganization Transactions	634	5.00
Forfeitures	(53)	8.52
Outstanding on January 30, 2022	581	$4.67

	Number of Shares	Weighted Average Benchmark Price
Non-vested at January 31, 2021	105	$10.00
Granted	100	18.00
Vested	(20)	10.00
Non-vested prior to the Reorganization Transactions	185	14.32
Conversion of non-vested awards	206
Non-vested following the Reorganization Transactions	391	6.09
Vested	(42)	3.24
Forfeitures	(53)	8.52
Non-vested at January 30, 2022	296	$6.07
The estimated fair value of the stock appreciation rights when granted was amortized to expense over the vesting or required service period. The fair value for these stock appreciation rights was estimated by management, after considering a third-party valuation specialist’s assessment, at the date of grant based on the expected life of the unit appreciation rights, using a Black-Scholes pricing model with the following weighted-average assumptions:

	January 30, 2022	February 2, 2020
Risk-free interest rate	0.78%	2.13%
Dividend yield	—%	—%
Expected volatility factor	50%	50%
Discount for lack of marketability	20%	30%
Expected life in years	5.0	4.5
The risk free interest rate was determined based on an analysis of U.S. Treasury zero-coupon market yields as of the date of the unit appreciation rights grant for issues having expiration lives similar to the expected life of the unit appreciation rights. The expected volatility was based on an analysis of the historical volatility of a peer group over the expected life of the unit appreciation rights. As insufficient data exists to determine the historical life of the unit appreciation rights, the expected life was determined based on the Company’s estimate of when a liquidity event may occur based on market conditions and prior investments of CD&R. The weighted-average fair value of each unit appreciation right granted was $6.27 during fiscal 2021 and $2.98 during fiscal 2019.
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
A summary of the restricted stock units granted under the Omnibus Incentive Plan is presented below (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding on January 30, 2021	—	$—
Granted	20	27.43
Outstanding on January 30, 2022	20	$27.43
The restricted stock units vest over a three-year period. As of January 30, 2022, none of the restricted stock units granted under the Omnibus Incentive Plan had vested. The estimated fair value of the restricted stock units when granted was amortized to expense over the vesting or required service period.

Compensation Expense
The Company evaluated the conversions of the profits units and unit appreciation rights as part of the Reorganization Transactions and concluded that each represented an accounting modification of the original awards. As such, the Company is required to recognize the incremental fair value immediately after each modification compared with immediately before as additional compensation expense. Incremental compensation expense for awards that were vested as of the Reorganization Transactions were recognized immediately and expense for unvested awards will be recognized over the remaining service period. The Company recognized compensation expense of $25 million, $4 million and $4 million during fiscal 2021, fiscal 2020 and fiscal 2019, respectively. As of January 30, 2022, the unrecognized share based compensation was $9 million which is expected to be recognized over a weighted average period of 1.2 years.
Employee Benefit Plans
The Company offers a comprehensive Health & Welfare Benefits Program (the “Program”) which allows employees who satisfy certain eligibility requirements to choose among different levels and types of coverage. The Program provides employees healthcare coverage in which the employer and employee share costs. In addition, the Program offers employees the opportunity to participate in various voluntary coverages, including flexible spending accounts and health savings accounts. The Company maintains a 401(k) defined contribution plan that is qualified under Sections 401(a) and 501(a) of the Internal Revenue Code. Employees of the Company who satisfy the plan’s eligibility requirements may elect to contribute a portion of their compensation to the plan on a pre-tax basis. The Company may match a percentage of the employees’ contributions to the plan based on eligible compensation deferred. Matching contributions are generally made shortly after the end of each pay period. The Company recorded expenses of $9 million, $7 million and $7 million related to matching contributions during fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

14)    RELATED PARTIES
CD&R affiliates
During fiscal 2021, fiscal 2020 and fiscal 2019, the Company had $2 million, $1 million and an immaterial amount of purchases of product, respectively, from affiliates of Clayton, Dubilier & Rice, LLC (“CD&R”), including other companies invested in by funds affiliated with or managed by CD&R (the “CD&R Funds”). There were no amounts payable to affiliates of CD&R at January 30, 2022 and January 31, 2021. There were $6 million and $1 million in sales to affiliates of CD&R for fiscal 2021 and fiscal 2020 respectively, and no sales to affiliates of CD&R during fiscal 2019. There were no amounts receivable from affiliates of CD&R at January 30, 2022 and January 31, 2021.
Tax Receivable Agreements
In connection with the Reorganization Transactions, Core & Main entered into the Former Limited Partners Tax Receivable Agreement with the Former Limited Partners and the Continuing Limited Partners Tax Receivable Agreement with the Continuing Limited Partners. See further discussion in Note 1 and Note 7.
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

15)    SUBSEQUENT EVENTS
Management has evaluated events or transactions that may have occurred since January 30, 2022 that would merit recognition or disclosure in the consolidated financial statements. No subsequent events were identified.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that, as of January 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies.
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

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth information about the directors and executive officers of Core & Main as of March 30, 2022.

Name	Present Positions	Age
Stephen O. LeClair	Chief Executive Officer and Director	53
Mark R. Witkowski	Chief Financial Officer	47
Mark G. Whittenburg	General Counsel and Secretary	55
Laura K. Schneider	Chief Human Resources Officer	61
Bradford A. Cowles	President, Fire Protection	51
John R. Schaller	President, Waterworks	66
Jeffrey D. Giles	Vice President, Corporate Development	46
James G. Berges	Chair of the Board	74
James G. Castellano	Director	70
Dennis G. Gipson	Director	68
Orvin T. Kimbrough	Director	47
Kathleen M. Mazzarella	Director	62
Margaret M. Newman	Director	53
Ian A. Rorick	Director	34
Nathan K. Sleeper	Director	48
Jonathan L. Zrebiec	Director	42
Executive Officers
Stephen O. LeClair has served as Chief Executive Officer and as a board member of the Company since September 2017. Previously, he served as President of HD Supply Waterworks from 2014 to 2017 and as Chief Operating Officer of HD Supply Waterworks from 2008 to 2012. In 2005, Mr. LeClair joined HD Supply and served as President of HD Supply Lumber and Building Materials from 2007 to 2008. His previous experience also includes 15 years at General Electric Company (“GE”) in various positions of increasing responsibility including Senior Vice President, Marketing & Product Management at GE Equipment Services and Retail Business Development Leader at GE Appliances. Mr. LeClair is an Independent Director on the Board of AAON Inc. Mr. LeClair holds a B.S. in Mechanical Engineering from Union College and an M.B.A. from the University of Louisville. We believe that Mr. LeClair is a valuable member of our board because of his significant experience in industry as well as his deep knowledge of the operations of our day-to-day business and operations.
Mark R. Witkowski has served as Chief Financial Officer of the Company since February 2016. Mr. Witkowski joined the Company in 2007 as Senior Manager of Finance and was promoted to Director of Credit in 2008 and Vice President of Finance in 2012, a position he held until being named Chief Financial Officer in 2016. He began his career in the audit practice of PricewaterhouseCoopers in 1997 focusing on large public and private companies. Mr. Witkowski is the board president of Karla Smith Behavioral Health. Mr. Witkowski holds a B.S.B.A. in Accounting and Finance from Washington University and has qualified as a Certified Public Accountant.
Mark G. Whittenburg has served as General Counsel and Secretary of the Company since September 2017. Prior to joining the Company, Mr. Whittenburg served as the Vice President of Legal for Asia at Autoliv ASP, Inc. from 2014 to 2017. His previous experience includes 15 years at GE, including General Counsel for GE Intelligent Platforms and Chief Compliance Officer for GE China, and six years in private practice. Mr. Whittenburg holds a B.A. in Biology from Hanover College and a J.D. from the University of Cincinnati College of Law.
Laura K. Schneider has served as Chief Human Resources Officer of the Company since January 2018. She joined the Company as Senior Director of Human Resources in 2011 and served as Vice President of Human Resources from 2013 to 2018. Prior to joining the Company, Ms. Schneider was employed for over 25 years with Anheuser-Busch InBev. During her tenure, she held positions of increasing responsibility, culminating as Senior Director of Human Resources supporting the Sales and Wholesale Operations Divisions. Ms. Schneider holds a B.S. in Communications from the University of Illinois and an M.B.A. from Pepperdine University.

Bradford A. Cowles has served as President, Fire Protection of the Company since January 2018. Mr. Cowles served as Chief Operating Officer from January 2017 to August 2019. Previously, Mr. Cowles led HD Supply’s IT organization as Chief Information Officer from 2015 to 2017. Mr. Cowles joined HD Supply in 2005 and served as divisional Chief Information Officer for three of HD Supply’s business units, including the Company. His previous experience also includes 10 years spent at the Michelin Tire Corporation in various leadership roles in R&D, Manufacturing and Quality. Mr. Cowles currently serves as a director of Johnstone Supply. Mr. Cowles holds a B.S. and M.S. in Mechanical Engineering from the University of Florida.
John R. Schaller has served as President, Waterworks of the Company since January 2018. Prior to that, he was Senior Regional Vice President and Regional Vice President of the Company. Mr. Schaller has more than 40 years of industry experience, all with the Company or one of its predecessors. This includes 19 years at Sidener Supply Company where he started his career in 1979 and served as President at the time of the sale of Sidener to U.S. Filter, which ultimately became part of the Company. Mr. Schaller previously served as a director of the Water and Sewer Distributors of America. Mr. Schaller holds a B.A. in Forestry from the University of Missouri-Columbia and an M.B.A. from Webster University.
Jeffrey D. Giles has served as Vice President, Corporate Development of the Company since March 2018. Prior to joining the Company, Mr. Giles served as Director, Corporate Development of Barry-Wehmiller Companies, Inc., a company specializing in capital equipment manufacturing, from 2013 to 2018. His previous experience also includes more than 10 years of private equity, business development and strategic planning work with Bertram Capital and Emerson Electric. Mr. Giles holds a B.A. in Business from Wake Forest University and an M.B.A. from Washington University.
Directors
James G. Berges has been a board member and Chair of the board of the Company since August 2017. Mr. Berges has been an operating partner of CD&R since 2006. Mr. Berges was President of Emerson Electric Co. from 1999 and served as Director of Emerson Electric Co. from 1997 until his retirement in 2005. Mr. Berges previously served on the boards of directors of Atkore International Group, Inc., NCI Building Systems, Inc., Diversey, Inc. and PPG Industries, Inc. and as Chairman of the boards of directors of Sally Beauty Holdings, Inc., HD Supply Holdings, Inc. and Hussmann International, Inc. He holds a B.S. in Electrical Engineering from the University of Notre Dame. Mr. Berges’s former leadership role at a global manufacturer provides our board valuable insight into the numerous operational, financial and strategic issues we face. Further, Mr. Berges’s service on the boards of other public and private companies provides our board with insight into the challenges currently faced by companies in a variety of markets.
Information on Mr. LeClair can be found above under “—Executive Officers.”
James G. Castellano has been a board member of the Company since August 2017. Mr. Castellano previously served as Managing Partner of accounting firm RubinBrown LLP from 1989 to 2004 and Chairman of RubinBrown LLP from 2004 to 2016, and as Chairman of Baker Tilly International, one of world’s ten largest networks of independent accounting firms of which RubinBrown is a member, from 2002 to 2018. Mr. Castellano currently serves as a director of Fiduciary Counseling, Inc., and as an advisor to HBM Holdings and Roeslein & Associates. His previous experience includes serving as Chairman of the board of directors for the American Institute of Certified Public Accountants from 2001 to 2002. Mr. Castellano holds a B.S.B.A. in Accounting from Rockhurst University. We believe Mr. Castellano is a valuable member of our board because of his extensive accounting, financial and business experience.
Dennis G. Gipson has been a board member of the Company since August 2017. Mr. Gipson has over 40 years of experience in the food distribution and retailing industry, holding executive leadership positions at Hussmann International, Inc. and Ingersoll Rand. From 2015 to 2020, Mr. Gipson was elected Board Chair of Fontbonne University, and from 2019 to 2020, he also served as interim President and COO. He was named a Trustee Emeritus when his term ended in 2020. Prior to joining Fontbonne University, Mr. Gipson served as CEO of Hussmann International from 2010 to 2019. Mr. Gipson holds a B.A. in Management from Maryville University in St. Louis and an Executive M.B.A. from Stanford University. We believe Mr. Gipson is a valuable member of our board because of his broad experience in the retail and distribution sectors.
Orvin T. Kimbrough has been a board member of the Company since September 2020. Mr. Kimbrough has served on the board of Midwest BankCentre since 2015, became its CEO in 2019 and has been Chairman of the board since January 2020. He also currently serves on the board of Korte Construction Company. Previously, Mr. Kimbrough served as President and Chief Executive Officer of United Way of Greater St. Louis from 2014 to 2019. Mr. Kimbrough holds a B.A. in Social Work from the University of Missouri-Columbia, an M.S.W. (Program Planning and Administration) from the University of Missouri-Columbia, an M.B.A. from the University of Missouri-St. Louis, and an M.A. in Theology from the Aquinas Institute of Theology. We believe Mr. Kimbrough is a valuable member of our board because of his broad experience across multiple industries as well as his extensive experience in governance.

Kathleen M. Mazzarella has been a board member of the Company since January 2019. Ms. Mazzarella has been the President and CEO of Graybar, an employee-owned FORTUNE 500 distributor of electrical, communications and data networking products, since 2012 and Chairman of Graybar since 2013. In addition to her role at Graybar, Ms. Mazzarella also serves as a director of Cigna Corporation and Waste Management, Inc. Ms. Mazzarella previously served as a director of Express Scripts Holding Co. and as Chairman of the Federal Reserve Bank of St. Louis. Ms. Mazzarella holds a B.A. in Behavioral Science from National Louis University and an M.B.A. from Webster University. We believe Ms. Mazzarella is a valuable member of our board because of her extensive experience in the industrial and distribution industries, as well as her experience as a director of other public companies.
Margaret M. Newman has been a board member of the Company since August 2017. Ms. Newman has served as Chief People Officer of BrandSafway (a CD&R portfolio company) since July 2019. Ms. Newman previously served as the Chief Human Resources Officer of Keurig Green Mountain (Keurig) from 2017 to 2019 and as the Chief People Officer of HD Supply from 2007 to 2017. At HD Supply, Ms. Newman helped guide the company through several mergers and acquisitions, strategic divestitures and an initial public offering. Before joining HD Supply, Ms. Newman held key Human Resources roles in Conseco Insurance and Sears Roebuck & Company. Ms. Newman holds a B.A in Psychology from Coe College and an M.A. in Liberal Arts from the University of Wisconsin. We believe Ms. Newman is a valuable member of our board because of her extensive experience as a human resources professional in industry.
Ian A. Rorick has been a board member of the Company since August 2017. Mr. Rorick is a principal of CD&R, which he joined in 2012. Prior to joining CD&R, he worked at Bank of America Merrill Lynch in the Investment Banking Division. He also currently serves as a director of Artera Services (formerly PowerTeam Services, LLC). Mr. Rorick holds a B.A. in Economics from Dartmouth College and an M.B.A. from Harvard Business School. Mr. Rorick’s experience in the financial and investing community provides our board with insight into business strategy, improving financial performance and the economic environment in which we operate.
Nathan K. Sleeper has been a board member of the Company since August 2017. Mr. Sleeper has been with CD&R for 21 years and, as of January 2020, is the Chief Executive Officer of CD&R. Mr. Sleeper serves on CD&R’s Investment Committee and as the chair of CD&R’s Executive Committee. Prior to joining CD&R in 2000, he worked in the investment banking division of Goldman Sachs & Co. LLC and at investment firm Tiger Management Corp. Mr. Sleeper also currently serves as a director of Beacon Roofing Supply, Inc., Brand Industrial Holdings, Inc. (parent entity of Brand Industrial Services, Inc.), Cornerstone Building Brands, Inc. (formerly NCI Building Systems, Inc.), Artera Services (formerly PowerTeam Services, LLC), CD&R Hydra Buyer, Inc. (parent entity of SunSource Holdings, Inc.) and White Cap. Mr. Sleeper previously served as a director of Atkore International Group, Inc., CHC Group Ltd., Culligan Ltd, HD Supply Holdings, Inc., Hertz Global Holdings, Hussmann International, Inc., Ply Gem Parent, LLC, Roofing Supply Group, LLC, U.S. Foods, Inc. and Wilsonart International Holdings LLC. Mr. Sleeper holds a B.A. from Williams College and an M.B.A. from Harvard Business School. Mr. Sleeper’s broad experience in the financial and investment communities brings to our board important insights into business strategy and areas to improve our financial performance.
Jonathan L. Zrebiec has been a board member of the Company since August 2017. Mr. Zrebiec is a partner of CD&R, which he joined in 2004. Prior to joining CD&R, he worked at Goldman Sachs & Co. LLC in the Investment Banking Division. Mr. Zrebiec also currently serves as a director of CD&R Hydra Buyer, Inc. (parent entity of SunSource Holdings, Inc.), Cornerstone Building Brands, Inc. (formerly NCI Building Systems, Inc.), Wilsonart International Holdings LLC and White Cap. He previously served as a director of Brand Industrial Services, Inc., Atkore International Group, Inc., Hussmann International, Inc., Ply Gem Parent, LLC and Roofing Supply Group, LLC. Mr. Zrebiec holds a B.S. in Economics from the University of Pennsylvania and an M.B.A. from Columbia Business School. Mr. Zrebiec’s experience in the financial and investing community provides our board with insight into business strategy, improving financial performance, and the economic environment in which we operate.
Corporate Governance
Board Composition and Director Independence
Our board of directors is currently composed of ten directors. Our Certificate of Incorporation provides for a classified board of directors, with members of each class serving staggered three-year terms as follows:
• Our Class I directors are James G. Berges, Dennis G. Gipson, Stephen O. LeClair and Nathan K. Sleeper, and their terms will expire at the annual meeting of stockholders to be held in 2022.
• Our Class II directors are Orvin T. Kimbrough, Margaret M. Newman and Ian A. Rorick, and their terms will expire at the annual meeting of stockholders to be held in 2023.
• Our Class III directors are James C. Castellano, Kathleen M. Mazzarella and Jonathan L. Zrebiec, and their terms will expire at the annual meeting of stockholders to be held in 2024.

Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.
We and the CD&R Investors are party to a stockholders agreement (the “Stockholders Agreement”), pursuant to which, among other matters, the CD&R Investors have the right to designate nominees for our board of directors (individually, a “CD&R Designee” and collectively, the “CD&R Designees”), subject to the maintenance of specified voting power requirements. See Item 13. “Certain Relationships and Related Party Transactions—Stockholders Agreement.”
Our board of directors is led by our non-executive Chair, Mr. James G. Berges, a CD&R Designee. The Stockholders Agreement provides that a CD&R Designee will serve as the Chair of our board of directors as long as the CD&R Investors (together with their affiliates) collectively beneficially own shares of our common stock and our other equity securities representing at least 25% of the total voting power of the outstanding shares of our common stock and our other equity securities.
The number of members on our board of directors may be fixed by resolution adopted from time to time by the board of directors. Subject to the Stockholders Agreement, any vacancies or newly created directorships may be filled only by the affirmative vote of a majority of directors then in office, even if less than a quorum, or by a sole remaining director. Each director shall hold office until his or her successor has been duly elected and qualified, or until his or her earlier death, resignation or removal.
With respect to any vacancy of a CD&R Designee, the CD&R Investors have the right to designate a new director for election by a majority of the remaining directors then in office.
Our board of directors has determined that James G. Castellano, Dennis G. Gipson, Orvin T. Kimbrough, Kathleen M. Mazzarella and Margaret M. Newman are “independent” as defined under the NYSE and the Exchange Act rules and regulations.
Controlled Company
The CD&R Investors control a majority of the combined voting power of our outstanding Class A common stock and Class B common stock. As of January 30, 2022, the CD&R Investors beneficially owned shares of our common stock representing approximately 69.9% of the combined voting power of our outstanding Class A common stock and Class B common stock. Accordingly, we are a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including:
• the requirement that a majority of the board of directors consist of independent directors;
• the requirement that our Nominating and Corporate Governance Committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
• the requirement that we have a Compensation Committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
• the requirement for an annual performance evaluation of the Nominating and Corporate Governance and Compensation Committees.
We currently intend to continue to utilize the exemptions from the requirements that a majority of our board of directors consist of independent directors and that each of the Nominating and Governance Committee and Compensation Committee be composed entirely of independent directors. As a result, a majority of our board of directors does not consist of independent directors, and each of our Nominating and Governance Committee and Compensation Committee does not consist entirely of independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance rules and requirements. The “controlled company” exception does not modify audit committee independence requirements of Rule 10A-3 under the Exchange Act and the NYSE rules.
Board Committees
Our board of directors maintains an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. Under the NYSE rules, we are required to have a majority of independent directors on our Audit Committee until one year after the effectiveness of our registration statement filed in connection with our IPO. Thereafter, our Audit Committee is required to be composed entirely of independent directors. As a controlled company, we are not required to have independent Compensation or Nominating and Governance Committees. The following is a brief description of our committees.

Audit Committee
Our Audit Committee is responsible, among its other duties and responsibilities, for overseeing our accounting and financial reporting processes, the audits of our financial statements, the qualifications and independence of our independent registered public accounting firm, the effectiveness of our internal control over financial reporting and the performance of our internal audit function and independent registered public accounting firm. Our Audit Committee is responsible for reviewing and assessing the qualitative aspects of our financial reporting, our processes to manage business and financial risks, and our compliance with significant applicable legal, ethical and regulatory requirements. Our Audit Committee is directly responsible for the appointment, compensation, retention and oversight of our independent registered public accounting firm. The charter of our Audit Committee is available without charge on the investor relations portion of our website.
The members of our Audit Committee are James G. Castellano (Chairperson), Orvin T. Kimbrough, Kathleen M. Mazzarella, Ian A. Rorick and Jonathan L. Zrebiec. Our board of directors has designated James G. Castellano as an “audit committee financial expert,” and each of the five members has been determined to be “financially literate” under the NYSE rules. Our board of directors has also determined that James G. Castellano, Orvin T. Kimbrough and Kathleen M. Mazzarella are “independent” as defined under the NYSE and Exchange Act rules and regulations.
Compensation Committee
Our Compensation Committee is responsible, among its other duties and responsibilities, for reviewing and approving all forms of compensation to be provided to, and employment agreements with, the executive officers and directors of our company and its subsidiaries (including the Chief Executive Officer), establishing the general compensation policies of our company and its subsidiaries and reviewing, approving and overseeing the administration of the associate benefits plans of our company and its subsidiaries. Our Compensation Committee also periodically reviews management development and succession plans. The charter of our Compensation Committee is available without charge on the investor relations portion of our website.
The members of our Compensation Committee are Margaret M. Newman (Chairperson), James G. Berges and Jonathan L. Zrebiec. In light of our continued status as a “controlled company” within the meaning of the corporate governance standards of the NYSE, we are exempt from the requirement that our Compensation Committee be composed entirely of independent directors under listing standards applicable to membership on the Compensation Committee, with a written charter addressing the committee’s purpose and responsibilities and the requirement that there be an annual performance evaluation of the Compensation Committee.
Nominating and Governance Committee
Our Nominating and Governance Committee is responsible, among its other duties and responsibilities, for identifying and recommending candidates to the board of directors for election to our board of directors, reviewing the composition of the board of directors and its committees, developing and recommending to the board of directors corporate governance guidelines that are applicable to us and overseeing board of directors evaluations. The charter of our Nominating and Governance Committee is available without charge on the investor relations portion of our website.
The members of our Nominating and Governance Committee are James G. Berges (Chairperson), Dennis G. Gipson, Orvin T. Kimbrough and Jonathan L. Zrebiec. In light of our continued status as a “controlled company” within the meaning of the corporate governance standards of the NYSE, we are exempt from the requirement that our Nominating and Governance Committee be composed entirely of independent directors, with a written charter addressing the committee’s purpose and responsibilities and the requirement that there be an annual performance evaluation of the Nominating and Governance Committee.
Compensation Committee Interlocks and Insider Participation
None of the members of our Compensation Committee is a current or former officer or employee of the Company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or a compensation committee (or other board committee performing equivalent functions) of any other entity that has an executive officer serving as a member of our board of directors. We are party to certain transactions with our principal stockholders as described in Note 14 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Code of Conduct and Financial Code of Ethics
We have a Code of Conduct that applies to all of our officers, employees, associates and directors. We also have a “Financial Code of Ethics” that applies to our Chief Executive Officer, Chief Financial Officer and corporate officers with financial and accounting responsibilities, including the Controller/Chief Accounting Officer, Treasurer and any other person performing similar tasks or functions. The Financial Code of Ethics and the Code of Conduct each address matters such as conflicts of interest, confidentiality, business practices and compliance with laws and regulations. The Financial Code of Ethics and the Code of Conduct are available without charge on the investor relations portion of our website.

Item 11. Executive Compensation
Certain information with respect to this Item will be set forth in our 2022 Proxy Statement, which will be filed with the SEC no later than 120 days after January 30, 2022 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information with respect to this Item will be set forth in our 2022 Proxy Statement, which will be filed with the SEC no later than 120 days after January 30, 2022 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Party Transactions, and Director Independence
Certain information with respect to this Item will be set forth in our 2022 Proxy Statement, which will be filed with the SEC no later than 120 days after January 30, 2022 and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Certain information with respect to this Item will be set forth in our 2022 Proxy Statement, which will be filed with the SEC no later than 120 days after January 30, 2022 and is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements
Our consolidated financial statements are included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
2. Financial Statement Schedules
Schedule I
Condensed Financial Information of Parent:
Condensed Balance Sheet as of January 30, 2022
Condensed Statement of Operations and Comprehensive Income for the period from April 9, 2021 to January 30, 2022
Condensed Statement of Cash Flows for the period from April 9, 2021 to January 30, 2022
Schedule II
Valuation and Qualifying Accounts and Reserves for the fiscal years ended January 30, 2022, January 31, 2021 and February 2, 2020
Schedule I and II should be read in conjunction with the aforementioned consolidated financial statements. Certain schedules have been omitted because they are not applicable or because the required data is shown in the aforementioned consolidated financial statements.

Schedule I — Condensed Financial Information of Parent
CORE & MAIN, INC.
PARENT COMPANY ONLY
CONDENSED BALANCE SHEET
Amounts in millions (except share and per share data)

January 30, 2022
ASSETS
Investment in subsidiaries	$1,154
Goodwill	330
Deferred tax asset	9
Total assets	$1,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued income taxes	$12
Other current liabilities	3
Total current liabilities	15
Payable to related parties pursuant to Tax Receivable Agreements	153
Total liabilities	168
Class A common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 167,522,403 shares issued and outstanding as of January 30, 2022	2
Class B common stock, par value $0.01 per share, 500,000,000 shares authorized, 78,398,141 shares issued and outstanding as of January 30, 2022	1
Additional paid-in capital	1,214
Retained earnings	92
Accumulated other comprehensive income	16
Total stockholders’ equity	1,325
Total liabilities and stockholders’ equity	$1,493

See Notes to Condensed Financial Statements.

CORE & MAIN, INC.
PARENT COMPANY ONLY
CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
Amounts in millions

Period from April 9, 2021 to January 30, 2022

Equity in net income of subsidiary	$119
Income before provision for income taxes	119
Provision for income taxes	27
Net income	92
Net interest rate swap gain, net of tax expense of $5	18
Comprehensive income	$110

See Notes to Condensed Financial Statements.

CORE & MAIN, INC.
PARENT COMPANY ONLY
CONDENSED STATEMENT OF CASH FLOWS
Amounts in millions

Period from April 9, 2021 to January 30, 2022
Cash Flows From Operating Activities:
Net cash provided by operating activities	$—
Cash Flows From Investing Activities:
Investment in subsidiary	(756)
Net cash used in investing activities	(756)
Cash Flows From Financing Activities:
IPO proceeds, net of underwriting discounts and commissions	664
Offering proceeds from underwriters’ option, net of underwriting discounts and commissions	100
Payments for offering costs	(8)
Net cash provided by financing activities	756
Change in cash and cash equivalents	—
Cash and cash equivalents at the beginning of the period	—
Cash and cash equivalents at the end of the period	$—

Cash paid for taxes	$36

See Notes to Condensed Financial Statements.
Notes to Parent Company Only Condensed Financial Statements
1)    BASIS OF PRESENTATION
The parent company financial statements are intended to present the condensed financial information of Core & Main, Inc. that was formed on April 9, 2021, as described in Basis of Presentation & Description of Business under Part II, Item 8 of this report (“Note 1”). As the parent company did not exist prior to April 9, 2021, no parent company information has been presented prior to this date. The parent company condensed financial statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes thereto included in Part II, Item 8 of this report. For purposes of the parent company’s condensed financial information, the Company’s majority owned subsidiary is recorded based upon its proportionate share of the subsidiary’s net assets (similar to presenting them on the equity method).
Initial Public Offering
On July 27, 2021, Core & Main, Inc. completed its initial public offering of 34,883,721 shares of Class A common stock at a price to the public of $20.00 per share. On August 20, 2021, Core & Main, Inc. issued 5,232,558 shares of Class A common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares of Class A common stock at the initial public offering price of $20.00 per share. On January 10, 2022, a secondary public offering of 20,000,000 shares of Class A common stock on behalf of certain selling stockholders affiliated with Clayton, Dubilier & Rice, LLC was completed at a price to the public of $26.00 per share. See Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
2)    INCOME TAXES
See Income Taxes under Part II, Item 8 of this report (“Note 7”) to the consolidated financial statements, included elsewhere in this Annual Report on Form 10-K for additional information on the income tax provision of Core & Main, Inc. and the Tax Receivable Agreements.

Schedule II — Valuation and Qualifying Accounts and Reserves
Amounts in millions

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Additions - charged to cost and expense	Deductions[1]	Balance at End of Period
Fiscal Year Ended January 30, 2022
Allowance for credit losses	$5	$2	$2	$5

Fiscal Year Ended January 31, 2021
Allowance for credit losses	$7	$2	$4	$5

Fiscal Year Ended February 2, 2020
Allowance for credit losses	$4	$4	$1	$7
(1) Consists of uncollectible accounts written off, net of recoveries.
3. Exhibits

(b) The documents listed in the Exhibit Index of this Annual Report on Form 10-K are filed, furnished, or incorporated by reference in this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

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

3.1	Amended and Restated Certificate of Incorporation of Core & Main, Inc. (incorporated by reference to Exhibit 3.1 to Core & Main’s Current Report on Form 8-K, filed on July 28, 2021).

3.2	Amended and Restated By-laws of Core & Main, Inc. (incorporated by reference to Exhibit 3.2 to Core & Main’s Current Report on Form 8-K, filed on July 28, 2021).

4.1	Description of Securities Registered Pursuant to Section 12(b) of the Exchange Act.*

10.1.1
Credit Agreement, dated as of August 1, 2017, by and among Core & Main LP, as borrower, Citibank, N.A., as administrative agent and collateral agent, and the other financial institutions and lenders from time to time party thereto (incorporated by reference to Exhibit 10.1.1 to Core & Main’s Registration Statement on Form S-1, filed on May 21, 2021 (File No. 333-256382)).

10.1.2
Amendment No. 1 to the Credit Agreement, dated as of July 8, 2019, by and among Core & Main LP, as borrower, Citibank, N.A., as administrative agent and collateral agent, and the other financial institutions and lenders party thereto (incorporated by reference to Exhibit 10.1.2 to Core & Main’s Registration Statement on Form S-1, filed on May 21, 2021 (File No. 333-256382)).

10.1.3
Amendment No. 2 to the Credit Agreement, dated as of May 4, 2020, by and among Core & Main LP, as borrower, Citibank, N.A., as administrative agent and collateral agent, and the other financial institutions and lenders party thereto (incorporated by reference to Exhibit 10.1.3 to Core & Main’s Registration Statement on Form S-1, filed on May 21, 2021 (File No. 333-256382)).

10.1.4
Amendment No. 3 to the ABL Credit Agreement, dated as of July 27, 2021, by and among Core & Main LP, the several banks and other financial institutions party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.10 to Core & Main’s Current Report on Form 8-K, filed on July 28, 2021).

10.1.5
Credit Agreement, dated as of August 1, 2017, by and among Core & Main LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other financial institutions and lenders from time to time party thereto (incorporated by reference to Exhibit 10.1.5 to Core & Main’s Registration Statement on Form S-1, filed on May 21, 2021 (File No. 333-256382)).

10.1.6
Lender Joinder Agreement, dated as of July 8, 2019, by and among Core & Main LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the additional lender party thereto (incorporated by reference to Exhibit 10.1.6 to Core & Main’s Registration Statement on Form S-1, filed on May 21, 2021 (File No. 333-256382)).

10.1.7
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

10.5
Amendment to the Exchange Agreement, dated as of January 3, 2022 (incorporated by reference to Exhibit 10.5 to Core & Main’s Registration Statement on Form S-1, filed on January 3, 2022 (File No. 333-261978)).

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

10.9
Form of Indemnification Agreement entered into between Core & Main, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.8 to Core & Main’s Registration Statement on Form S-1, filed on July 6, 2021 (File No. 333-256382)).

10.10
Indemnification Agreement, dated as of August 1, 2017, among Core & Main Holdings, LP, Core & Main LP, CD&R and the other parties thereto (incorporated by reference to Exhibit 10.9 to Core & Main’s Registration Statement on Form S-1, filed on May 21, 2021 (File No. 333-256382)).

10.11†
Employment Agreement, dated as of March 9, 2018, by and between Core & Main LP and Stephen O. LeClair (incorporated by reference to Exhibit 10.10 to Core & Main’s Registration Statement on Form S-1, filed on May 21, 2021 (File No. 333-256382)).

10.12†
Employment Agreement, dated as of February 9, 2018, by and between Core & Main LP and Mark R. Witkowski (incorporated by reference to Exhibit 10.11 to Core & Main’s Registration Statement on Form S-1, filed on May 21, 2021 (File No. 333-256382)).

10.13†
Employment Agreement, dated as of February 9, 2018, by and between Core & Main LP and Laura K. Schneider (incorporated by reference to Exhibit 10.12 to Core & Main’s Registration Statement on Form S-1, filed on May 21, 2021 (File No. 333-256382)).

10.14†
Employment Agreement, dated as of February 9, 2018, by and between Core & Main LP and Bradford A. Cowles (incorporated by reference to Exhibit 10.13 to Core & Main’s Registration Statement on Form S-1, filed on May 21, 2021 (File No. 333-256382)).

10.15†
Amended and Restated Core & Main Holdings, LP Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Core & Main’s Registration Statement on Form S-1, filed on July 6, 2021 (File No. 333-256382)).

10.16†	Form of Executive Common Unit and Profits Unit Agreement (incorporated by reference to Exhibit 10.15 to Core & Main’s Registration Statement on Form S-1, filed on July 6, 2021 (File No. 333-256382)).

10.17†	Form of Core & Main, Inc. Board Compensation Letter (incorporated by reference to Exhibit 10.16 to Core & Main’s Registration Statement on Form S-1, filed on July 6, 2021 (File No. 333-256382)).

10.18†	Core & Main, Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Core & Main’s Registration Statement on Form S-8, filed on July 23, 2021 (File No. 333-258128)).

10.19†	Core & Main, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Core & Main’s Registration Statement on Form S-8, filed on July 23, 2021 (File No. 333-258128)).

21.1	List of Subsidiaries of Core & Main, Inc. (incorporated by reference to Exhibit 21.1 to Core & Main’s Registration Statement on Form S-1, filed on July 6, 2021 (File No. 333-256382)).

23.1	Consent of PricewaterhouseCoopers LLP in respect of Core & Main, Inc.’s financial statements.

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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 30, 2022	CORE & MAIN, INC.
	By:	/s/ Stephen O. LeClair
Name: Stephen O. LeClair
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark R. Witkowski
Name: Mark R. Witkowski
Title: Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ John W. Stephens
Name: John W. Stephens
Title: Vice President, Corporate Controller
(Principal Accounting Officer)

	By:	/s/ James G. Berges
Name: James G. Berges
Title: Chair of the Board

	By:	/s/ James G. Castellano
Name: James G. Castellano
Title: Director

	By:	/s/ Dennis G. Gipson
Name: Dennis G. Gipson
Title: Director

	By:	/s/ Orvin T. Kimbrough
Name: Orvin T. Kimbrough
Title: Director

	By:	/s/ Kathleen M. Mazzarella
Name: Kathleen M. Mazzarella
Title: Director

	By:	/s/ Margaret M. Newman
Name: Margaret M. Newman
Title: Director

	By:	/s/ Ian A. Rorick
Name: Ian A. Rorick
Title: Director

	By:	/s/ Nathan K. Sleeper
Name: Nathan K. Sleeper
Title: Director

	By:	/s/ Jonathan L. Zrebiec
Name: Jonathan L. Zrebiec
Title: Director