Form 10-Q
period 2022-05-01
Core & Main, Inc.
filed 2022-06-14
CIK 1856525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of June 10, 2022, there were 167,934,798 shares of the registrant’s Class A common stock, par value $0.01 per share, and 77,955,176 shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding.

Table of Contents

PAGE
Cautionary Note Regarding Forward-Looking Statements	3
Part I - Financial Information
Item 1. Financial Statements (unaudited)	5
Condensed Consolidated Balance Sheets as of May 1, 2022 and January 30, 2022 (unaudited)	5
Condensed Consolidated Statements of Operations for the three month periods ended May 1, 2022 and May 2, 2021 (unaudited)	6
Condensed Consolidated Statements of Comprehensive Income for the three month periods ended May 1, 2022 and May 2, 2021 (unaudited)	7
Condensed Consolidated Statements of Changes in Stockholders' Equity/Partners' Capital for the three month periods ended May 1, 2022 and May 2, 2021 (unaudited)	8
Condensed Consolidated Statements of Cash Flows for the three month periods ended May 1, 2022 and May 2, 2021 (unaudited)	9
Notes to the Condensed Consolidated Financial Statements (unaudited)	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures about Market Risk	34
Item 4. Controls and Procedures	35

Part II - Other Information
Item 1. Legal Proceedings	36
Item 1A. Risk Factors	36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3. Defaults Upon Senior Securities	36
Item 4. Mine Safety Disclosures	36
Item 5. Other Information	36
Item 6. Exhibits	37
Signatures	38

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
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be outside our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed under the captions “Risk Factors” in our Annual Report on Form 10-K for the year ended January 30, 2022 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Furthermore, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:
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
•the significant influence that CD&R (as defined herein) has over us and potential conflicts between the interests of CD&R and other stockholders; and
•risks related to other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended January 30, 2022.
You should read this this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended January 30, 2022 completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, and changes in future operating results over time or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CORE & MAIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Amounts in millions (except share and per share data), unaudited

	May 1, 2022	January 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1	$1
Receivables, net of allowance for credit losses of $7 and $5, respectively	1,113	884
Inventories	1,063	856
Prepaid expenses and other current assets	25	26
Total current assets	2,202	1,767
Property, plant and equipment, net	95	94
Operating lease right-of-use assets	157	152
Intangible assets, net	844	871
Goodwill	1,517	1,515
Other assets	79	35
Total assets	$4,894	$4,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$15	$15
Accounts payable	859	608
Accrued compensation and benefits	65	109
Current operating lease liabilities	50	49
Other current liabilities	77	58
Total current liabilities	1,066	839
Long-term debt	1,510	1,456
Non-current operating lease liabilities	107	103
Deferred income taxes	41	35
Payable to related parties pursuant to Tax Receivable Agreements	147	153
Other liabilities	17	17
Total liabilities	2,888	2,603
Commitments and contingencies
Class A common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 167,579,299 and 167,522,403 shares issued and outstanding as of May 1, 2022 and January 30, 2022, respectively	2	2
Class B common stock, par value $0.01 per share, 500,000,000 shares authorized, 78,307,725 and 78,398,141 shares issued and outstanding as of May 1, 2022 and January 30, 2022, respectively	1	1
Additional paid-in capital	1,214	1,214
Retained earnings	180	92
Accumulated other comprehensive income	39	16
Total stockholders’ equity attributable to Core & Main, Inc.	1,436	1,325
Non-controlling interests	570	506
Total stockholders’ equity	2,006	1,831
Total liabilities and stockholders’ equity	$4,894	$4,434

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in millions (except share and per share data), unaudited

	Three Months Ended
	May 1, 2022	May 2, 2021

Net sales	$1,598	$1,055
Cost of sales	1,177	798
Gross profit	421	257
Operating expenses:
Selling, general and administrative	206	154
Depreciation and amortization	35	34
Total operating expenses	241	188
Operating income	180	69
Interest expense	13	36
Income before provision for income taxes	167	33
Provision for income taxes	30	6
Net income	137	$27
Less: net income attributable to non-controlling interests	51
Net income attributable to Core & Main, Inc.	$86

Earnings per share (1)
Basic	$0.51
Diluted	$0.50
Number of shares used in computing EPS (1)
Basic	167,536,662
Diluted	246,145,536

(1) The Company analyzed the calculation of earnings per share for the periods prior to the Reorganization Transactions (as described in Note 1) and determined that it resulted in values that would not be meaningful to the users of the condensed consolidated financial statements. Therefore, there is no earnings per share attributable to Core & Main, Inc. for the three months ended May 2, 2021.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Amounts in millions, unaudited

	Three Months Ended
	May 1, 2022	May 2, 2021

Net income	$137	$27
Net interest rate swap gain, net of tax (expense) of $(8) and $—, respectively	37	2
Total comprehensive income	174	$29
Less: comprehensive income attributable to non-controlling interests	65
Total comprehensive income attributable to Core & Main, Inc.	$109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/PARTNERS’ CAPITAL
Amounts in millions (except share and per share data), unaudited

		Class A Common Stock		Class B Common Stock
	Partners’ Capital	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interests	Total Stockholders’ Equity/ Partners’ Capital
Balances at January 30, 2022	$—	167,522,403	$2	78,398,141	$1	$1,214	$16	$92	$506	$1,831
Net income	—	—	—	—	—	—	—	86	51	137
Equity-based compensation	—	—	—	—	—	—	—	2	1	3
Net interest rate swap gain, net of tax	—	—	—	—	—	—	23	—	14	37
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(3)	(3)
Exchange of Partnership Interests and Class B Shares for Class A Shares	—	55,595	—	(55,713)	—	—	—	—	—	—
Adjustment of deferred tax liability associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	—	1	—	—	—	1
Vesting of restricted stock units, net of tax withholdings	—	1,321	—	—	—	—	—	—	—	—
Forfeiture of Class A Shares and Partnership Interests	—	(20)	—	(34,703)	—	—	—	—	—	—
Non-controlling interest adjustments for vesting of Core & Main Holdings, LP Partnership Interests held by non-controlling interests	—	—	—	—	—	(1)	—	—	1	—
Balances at May 1, 2022	$—	167,579,299	$2	78,307,725	$1	$1,214	$39	$180	$570	$2,006

		Class A Common Stock		Class B Common Stock
	Partners’ Capital	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interests	Total Stockholders’ Equity/ Partners’ Capital
Balances at January 31, 2021	$801	—	$—	—	$—	$—	$—	$—	$—	$801
Equity-based compensation	1	—	—	—	—	—	—	—	—	1
Net income attributable to partners' capital	27	—	—	—	—	—	—	—	—	27
Net interest rate swap gain, net of tax	2	—	—	—	—	—	—	—	—	2
Distributions to partners	(10)	—	—	—	—	—	—	—	—	(10)
Balances at May 2, 2021	$821	—	$—	—	$—	$—	$—	$—	$—	$821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in millions, unaudited

	Three Months Ended
	May 1, 2022	May 2, 2021
Cash Flows From Operating Activities:
Net income	$137	$27
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	36	38
Provision for bad debt	1	—
Equity-based compensation expense	3	1
Other	(3)	—
Changes in assets and liabilities:
(Increase) decrease in receivables	(227)	(159)
(Increase) decrease in inventories	(207)	(125)
(Increase) decrease in other assets	(1)	(2)
Increase (decrease) in accounts payable	251	206
Increase (decrease) in accrued liabilities	(28)	(34)
Increase (decrease) in other liabilities	1	4
Net cash used in operating activities	(37)	(44)
Cash Flows From Investing Activities:
Capital expenditures	(6)	(4)
Acquisitions of businesses, net of cash acquired	(6)	—
Proceeds from the sale of property and equipment	1	—
Net cash used in investing activities	(11)	(4)
Cash Flows From Financing Activities:
Distributions to non-controlling interest holders	(5)	(10)
Borrowings on asset-based revolving credit facility	57	—
Repayments of long-term debt	(4)	(3)
Net cash provided by (used in) financing activities	48	(13)
Increase (decrease) in cash and cash equivalents	—	(61)
Cash and cash equivalents at the beginning of the period	1	381
Cash and cash equivalents at the end of the period	$1	$320

Cash paid for interest	$12	$50
Cash paid for taxes	28	7

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
Initial Public Offering
On July 27, 2021, Core & Main completed its initial public offering of 34,883,721 shares of Class A common stock at a price to the public of $20.00 per share (the “IPO”). Core & Main received net proceeds of approximately $664 million, after deducting underwriting discounts and commissions. All of the net proceeds from the IPO, less $8 million of transaction costs directly attributable to the IPO, were utilized to purchase 34,883,721 newly issued limited partner interests of Holdings (“Partnership Interests”) for approximately $656 million in the aggregate. In turn, Holdings and Core & Main LP utilized the net proceeds of the IPO directly or indirectly received from Core & Main, together with the net proceeds from borrowings under the Senior Term Loan Facility (as defined below and described in Note 6) and cash on hand to redeem (i) all $300 million aggregate principal amount of the senior unsecured notes due September 15, 2024 issued by Holdings (the “Senior 2024 Notes”) and (2) all $750 million aggregate principal amount of the senior unsecured notes due August 15, 2025 issued by Core & Main LP (the “Senior 2025 Notes”). Additionally, Core & Main LP amended the terms of the credit agreement governing the senior term loan facility in an aggregate principal amount of $1,300 million maturing on August 1, 2024 issued by Core & Main LP (the “Prior Term Loan Facility”) in order to, among other things, enter into a new $1,500 million seven-year senior term loan (the “Senior Term Loan Facility”).
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

Secondary Offering
On January 10, 2022, a secondary public offering of 20,000,000 shares of Class A common stock on behalf of certain selling stockholders affiliated with Clayton, Dubilier & Rice, LLC (the “Selling Stockholders”) was completed at a price to the public of $26.00 per share (the “Secondary Offering”). As part of the Secondary Offering, 7,455,242 Partnership Interests were exchanged, together with the retirement of a corresponding number of shares of Class B common stock, for an equal number of shares of Class A common stock, which were a portion of the shares sold by the Selling Stockholders. These shares were sold along with an existing 12,544,758 shares of Class A common stock held by the Selling Stockholders. The Company did not issue any shares of Class A common stock in the offering and did not receive any of the proceeds from the sale. The Company paid the costs associated with the sale of shares by the Selling Stockholders, other than underwriting discounts and commissions.
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
The shareholder ownership as of May 1, 2022 include the following:
•the shareholders of Core & Main, excluding the Continuing Limited Partners and Former Limited Partners, collectively held 60,173,512 shares of Class A common stock;
•the Former Limited Partners collectively held 107,397,971 shares of Class A common stock;
•Core & Main, directly or indirectly through our wholly-owned subsidiary, held 167,579,299 Partnership Interests; and
•the Continuing Limited Partners collectively held 7,816 shares of Class A common stock, 78,307,725 Partnership Interests and 78,307,725 shares of Class B common stock.

Core & Main is a holding company whose sole material asset is its direct and indirect ownership interest in Holdings, which also is a holding company, and which indirectly holds the sole equity interests in the Company’s operating subsidiary. Because Core & Main is the general partner of Holdings, it operates and controls all of the business and affairs of Holdings, and through Holdings and its subsidiaries, conducts the Company’s business. Accordingly, Core & Main consolidates Holdings on its consolidated financial statements and records a non-controlling interest related to the Partnership Interests held by the Continuing Limited Partners on its consolidated statements of operations and comprehensive income. The ownership interest of the Continuing Limited Partners related to Partnership Interests held by the Continuing Limited Partners is reflected as non-controlling interests in Core & Main’s consolidated Balance Sheets.
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
In management’s opinion, the unaudited condensed consolidated financial information for the interim periods presented include all normal recurring adjustments necessary for a fair statement of the Company's results of operations, financial position and cash flows, which include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim unaudited condensed consolidated financial statements may not be the same as those for the full year. The January 30, 2022 condensed consolidated Balance Sheet was derived from audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the fiscal year ended January 30, 2022 included in our 2021 Annual Report on Form 10-K.
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. Each of the three months ended May 1, 2022 and three months ended May 2, 2021 included 13 weeks. The current fiscal year ending January 29, 2023 (“fiscal 2022”) will include 52 weeks.
Estimates
Management has made a number of estimates and assumptions relating to the reporting of certain assets and liabilities, the disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses in preparing the elements of these financial statements in conformity with U.S. GAAP. Actual results could differ from these estimates.
Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 to the audited consolidated financial statements in our 2021 Annual Report on Form 10-K. There have been no significant changes to these policies which have had a material impact on the Company’s interim unaudited condensed consolidated financial statements and related notes during the three months ended May 1, 2022.

2)    RECENT ACCOUNTING PRONOUNCEMENTS
Not Yet Adopted
Reference Rate Reform - In March 2020, the Financial Accounting Standards Board issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by ASU 2020-04 are effective for prospective contract modifications made and qualifying hedging relationships entered into as of March 12, 2020 through December 31, 2022. At the time of a qualifying transaction and/or modification of debt and interest rate swap instruments to replace LIBOR with a new interest rate index, the Company will consider the application of ASU 2020-04.

3)    REVENUE
Disaggregation of Revenue
The following table represents net sales disaggregated by product category:

	Three Months Ended
Product Category	May 1, 2022	May 2, 2021
Pipes, valves & fittings products	$1,110	$705
Storm drainage products	209	130
Fire protection products	172	119
Meter products	107	101
Total Net Sales	$1,598	$1,055

4)    ACQUISITIONS
L&M Acquisition
On August 30, 2021, the Company completed the acquisition of certain assets and assumption of certain liabilities of L&M Bag & Supply Co., Inc. (“L&M”) in a transaction valued up to $60 million, subject to working capital adjustments (the “L&M Acquisition”). L&M is a specialized supplier of geotextile fabrics and geogrids, as well as silt fences, turbidity barriers and safety fences, weed control fabric and sod staples. The transaction price was funded with cash on hand.
Pacific Pipe Acquisition
On August 9, 2021, the Company completed the acquisition of all of the outstanding shares of Pacific Pipe Company, Inc. (“Pacific Pipe”) in a transaction valued up to $103 million, subject to working capital adjustments (the “Pacific Pipe Acquisition”). Pacific Pipe has four branch locations and serves municipalities and contractors in the water, wastewater, storm drainage and irrigation industries throughout Hawaii with a broad product offering. The transaction price was funded with cash on hand.
Other Acquisitions
During the three months ended May 1, 2022, the Company completed the acquisition of certain assets and liabilities in transactions valued at $7 million, subject to working capital adjustments (the “2022 Acquisitions”). Given the lack of significance of these transactions, a full purchase price allocation has not been presented. However, a substantial portion of the aggregate purchase price was allocated to customer relationships, goodwill and net working capital.
In the above transactions, to the extent applicable, the excess of purchase price over net tangible and intangible assets acquired resulted in goodwill, which represents the assembled workforce and anticipated long-term growth in new markets, customers and products. Goodwill associated with the L&M Acquisition and the 2022 Acquisitions are fully deductible by the Company for U.S. income tax purposes.

The following table represents the allocation of the transaction price to the fair value of identifiable assets acquired and liabilities assumed in the acquisitions during fiscal 2021. Preliminary values of the fiscal 2021 acquisitions are not yet finalized pending the final purchase price allocations and are subject to change once additional information is obtained.

	L&M Acquisition	Pacific Pipe Acquisition
Cash	$—	$2
Accounts receivable	7	10
Inventories	16	17
Intangible assets	19	47
Goodwill	18	41
Operating lease right-of-use assets	2	17
Other assets, current and non-current	5	6
Total assets acquired	67	140
Accounts payable	3	5
Deferred income taxes	—	12
Operating lease liabilities	2	17
Net assets acquired	$62	$106
The following reconciles the total consideration to net assets acquired:

	L&M Acquisition	Pacific Pipe Acquisition
Total consideration, net of cash	$62	$104
Plus: Cash acquired in acquisition	—	2
Net assets acquired; investing cash outflow	$62	$106
Pro Forma Financial Information
The following pro forma information presents a summary of the results of operations for the periods indicated as if the Pacific Pipe and L&M acquisitions had been completed as of February 3, 2020. The pro forma financial information is based on the historical financial information for the Company and Pacific Pipe and L&M, along with certain pro forma adjustments. These pro forma adjustments consist primarily of:
•Increased amortization expense related to the intangible assets acquired in the Pacific Pipe and L&M acquisitions;
•Reclassification of direct acquisition transaction costs, retention bonuses and inventory fair value adjustments from the period incurred to periods these expenses would have been recognized given the assumed transaction dates identified above; and
•The related income tax effects of the aforementioned adjustments to the provision for income taxes for Core & Main.
The following pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the Pacific Pipe and L&M acquisitions occurred on the assumed dates, nor is it necessarily an indication of future operating results. In addition, the pro forma information does not reflect the cost of any integration activities, benefits from any synergies that may be derived from the Pacific Pipe and L&M acquisitions or revenue growth that may be anticipated.

Three Months Ended
May 2, 2021
Net sales	$1,089
Net income	29
As a result of integration of the Pacific Pipe and L&M acquisitions, including the consolidation of certain acquired and existing branches, it is impracticable to identify the explicit financial performance associated with the Pacific Pipe and L&M acquisitions. As such, the Company has not presented the post-acquisition net sales and net income for the Pacific Pipe and L&M acquisitions.

Intangible Assets
For the Pacific Pipe and L&M acquisitions discussed above, the Company valued intangible assets acquired, which included customer relationships and trademarks.
The customer relationship intangible assets represent the value associated with those customer relationships in place at the date of the Pacific Pipe and L&M acquisitions. The Company valued the customer relationships using an excess earnings method using various inputs such as customer attrition rate, revenue growth rate, gross margin percentage and discount rate. Cash flows associated with the existing relationships are expected to diminish over time due to customer turnover. The Company reflected this expected diminishing cash flow through the utilization of an annual customer attrition rate assumption and in its method of amortization.
The trademark intangible asset represents the value associated with the brand names in place at the date of the Pacific Pipe and L&M acquisitions.
A summary of the intangible assets acquired and assumptions utilized in the valuation for the Pacific Pipe and L&M acquisitions are as follows:

	Intangible Asset Amount	Amortization Period	Discount Rate	Attrition Rate
L&M Acquisition
Customer relationships	$19	10 years	15.5%	15.0%

Pacific Pipe Acquisition
Customer relationships	$46	10 years	11.5%	10.0%
Trademark	1	2 years	11.5%	N/A
5)    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The carrying amount of the Company’s goodwill included in its Balance Sheets is as follows:

	May 1, 2022	January 30, 2022
Gross Goodwill	$1,517	$1,515
Accumulated Impairment	—	—
Net Goodwill	$1,517	$1,515
The changes in the carrying amount of goodwill are as follows:

Three Months Ended
May 1, 2022
Beginning Balance	$1,515
Goodwill acquired during the year	2
Ending balance	$1,517
Adjustments to goodwill during the three months ended May 1, 2022 were related to the 2022 Acquisitions, as further described in Note 4.
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

Intangible Assets
The Company’s intangible assets included in its Balance Sheets consist of the following:

	May 1, 2022			January 30, 2022
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Customer relationships	$1,350	$508	$842	$1,347	$478	$869
Other intangible assets	4	2	2	4	2	2
Total	$1,354	$510	$844	$1,351	$480	$871
Amortization expense related to intangible assets was as follows:

	Three Months Ended
	May 1, 2022	May 2, 2021
Amortization expense	$30	$29
The estimated aggregate amortization expense on intangible assets owned by the Company for the remainder of fiscal 2022 and the next four full fiscal years is expected to be as follows:

Fiscal 2022	$88
Fiscal 2023	109
Fiscal 2024	101
Fiscal 2025	93
Fiscal 2026	86

6)    DEBT
Debt consisted of the following:

	May 1, 2022		January 30, 2022
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
Senior Term Loan due July 2028	$15	$—	$15	$—
Long-term debt:
Senior ABL Credit Facility due July 2026	57	—	—	—
Senior Term Loan due July 2028	1,474	21	1,478	22
	1,531	21	1,478	22
Total	$1,546	$21	$1,493	$22
The Company’s debt obligations as of May 1, 2022 included the following debt agreements:
Senior Term Loan Facility
On July 27, 2021, Core & Main LP entered into the Senior Term Loan Facility, which matures on July 27, 2028. The Senior Term Loan Facility requires quarterly principal payments, payable on the last business day of each fiscal quarter in an amount equal to approximately 0.25% of the original principal amount of the Senior Term Loan Facility. The remaining balance is payable upon final maturity of the Senior Term Loan Facility on July 27, 2028. The Senior Term Loan Facility bears interest at a rate equal to (i) LIBOR plus, in each case, an applicable margin of 2.50% or (ii) the base rate, which will be the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) the overnight federal funds rate plus 0.50% per annum and (z) one-month LIBOR (adjusted for maximum reserves) plus 1.00% per annum, plus, in each case, an applicable margin of 1.50%. The Senior Term Loan Facility is subject to a LIBOR “floor” of 0.00%. The weighted average interest rate, excluding the effect of the interest rate swap, of Core & Main LP’s outstanding borrowings under the Senior Term Loan Facility as of May 1, 2022 was 3.57%. See further discussion of the interest rate swap below. Based on quotes from financial institutions (i.e., level 2 of the fair value hierarchy), the fair value of the Senior Term Loan Facility was $1,468 million as of May 1, 2022.
Asset-Based Credit Facility
Core & Main LP has an asset-based revolving credit facility with a borrowing capacity of up to $850 million, subject to borrowing base availability, with a maturity date of July 27, 2026 (the “Senior ABL Credit Facility”). Borrowings under the Senior ABL Credit Facility bear interest at either a LIBOR rate plus an applicable margin ranging from 1.25% to 1.75%, or an alternate base rate plus an applicable margin ranging from 0.25% to 0.75%, depending on the borrowing capacity under the Senior ABL Credit Facility. Additionally, Core & Main LP pays a fee of 0.25% on unfunded commitments under the Senior ABL Credit Facility. As of May 1, 2022, there was $57 million outstanding under the Senior ABL Credit Facility with a weighted average interest rate of 2.49%. The book value of the Senior ABL Credit Facility approximates fair value due to the variable interest rate nature of these borrowings.
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
Substantially all of Core & Main LP’s assets are pledged as collateral for the Senior Term Loan Facility and the Senior ABL Credit Facility.

The aggregate amount of debt payments for the remainder of fiscal 2022 and the next four full fiscal years are as follows:

Fiscal 2022	$11
Fiscal 2023	15
Fiscal 2024	15
Fiscal 2025	15
Fiscal 2026	72
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

Three Months Ended
Accumulated Other Comprehensive Loss	May 2, 2021
Beginning of period balance	$(8)
Reclassification of expense to interest expense	2
Tax expense on interest rate swap adjustments
Reclassification of expense to interest expense	—
End of period balance	$(6)
On July 27, 2021, Core & Main LP entered into an instrument in which it makes payments to a third-party based upon a fixed interest rate of 0.74% and receives payments based upon the one-month LIBOR rate, based on notional amounts associated with borrowings under the Senior Term Loan Facility. The measurement period of the interest rate swap commenced on July 27, 2021 with a notional amount of $1,000 million. The notional amount decreases to $900 million on July 27, 2023, $800 million on July 27, 2024, and $700 million on July 27, 2025 through the instrument maturity on July 27, 2026. This instrument is intended to reduce the Company's exposure to variable interest rates under the Senior Term Loan Facility. As of May 1, 2022, this instrument resulted in an effective fixed rate of 3.24%, based upon the 0.74% fixed rate plus an applicable margin of 2.50%, on $1,000 million of borrowings under the Senior Term Loan Facility.
The fair value of this cash flow interest rate swap was a $76 million and $31 million asset as of May 1, 2022 and January 30, 2022, respectively, which is included within other assets in the Balance Sheet. Fair value is based upon the present value of future cash flows under the terms of the contract and observable market inputs (level 2). Significant inputs used in determining fair value include forward-looking one-month LIBOR rates and the discount rate applied to projected cash flows.

Three Months Ended
Accumulated Other Comprehensive Income	May 1, 2022
Beginning of period balance	$26
Measurement adjustment gain for interest rate swap	44
Reclassification of expense to interest expense	1
Tax expense on interest rate swap adjustments
Measurement adjustment gain for interest rate swap	(8)
Reclassification of expense to interest expense	—
End of period balance	$63

7)    INCOME TAXES
For the three months ended May 1, 2022 and May 2, 2021, the Company's effective tax rate was 18.0% and 18.2%, respectively. The variations between the Company's estimated effective tax rate and the U.S. statutory rate are primarily due to the portion of the Company's earnings attributable to non-controlling interests following the Reorganization Transactions partially offset by certain permanent book-tax differences.
Tax Receivable Agreements and Reorganization Transactions
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
The Company had recorded $92 million and $61 million payables to related parties pursuant to the Former Limited Partners Tax Receivable Agreement and the Continuing Limited Partners Tax Receivable Agreement, respectively, as of both May 1, 2022 and January 30, 2022. Payments to the Former Limited Partners are expected to commence in fiscal year 2023 for which $6 million is included within other current liabilities in the Balance Sheet.
The actual amount and timing of any payments under the Tax Receivable Agreements will vary depending upon a number of factors, including the timing of exchanges by the holders of Partnership Interests, the amount of gain recognized by such holders of Partnership Interests, the amount and timing of the taxable income the Company generates in the future and the federal tax rates then applicable. Assuming (i) that the Continuing Limited Partners exchanged all of their Partnership Interests at $23.76 per share of our Class A common stock (the closing stock price on April 29, 2022), (ii) no material changes in relevant tax law, (iii) a constant corporate tax rate of 25.1%, which represents a pro forma tax rate that includes a provision for U.S. federal income taxes and assumes the highest statutory rate apportioned to each state and local jurisdiction and (iv) that the Company earns sufficient taxable income in each year to realize on a current basis all tax benefits that are subject to the Continuing Limited Partners Tax Receivable Agreement, the Company would recognize a deferred tax asset (subject to offset with existing deferred tax liabilities) of approximately $644 million and a Continuing Limited Partners Tax Receivable Agreement liability of approximately $548 million, payable to the Continuing Limited Partners over the life of the Continuing Limited Partners Tax Receivable Agreement. The full exchange by the Continuing Limited Partners will also decrease Core & Main's aforementioned deferred tax asset associated with its investment in Holdings by $153 million. The foregoing amounts are estimates and subject to change.

8)    SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Receivables
Receivables consisted of the following:

	May 1, 2022	January 30, 2022
Trade receivables, net of allowance for credit losses	$1,033	$784
Supplier rebate receivables	80	100
Receivables, net of allowance for credit losses	$1,113	$884
Depreciation Expense

Depreciation expense is classified within cost of sales and depreciation and amortization. Depreciation expense related to property, plant and equipment, including capitalized software, was as follows:

	Three Months Ended
	May 1, 2022	May 2, 2021
Depreciation expense	$6	$6

Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following:

	May 1, 2022	January 30, 2022
Accrued bonuses and commissions	$40	$85
Other compensation and benefits	25	24
Accrued compensation and benefits	$65	$109
Other Current Liabilities
Other current liabilities consisted of the following:

	May 1, 2022	January 30, 2022
Accrued non-income taxes	$30	$19
Accrued income taxes	16	12
Other	31	27
Other current liabilities	$77	$58
Leases
The table below presents cash and non-cash impacts associated with leases:

	Three Months Ended
	May 1, 2022	May 2, 2021
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating leases	$16	$14
Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$17	$25
The non-cash impact related to right-of-use assets obtained in exchange for new operating lease liabilities in the table above excludes the impact from acquisitions. Right-of-use assets acquired as part of the Pacific Pipe and L&M acquisitions are presented in Note 4.

9)    NON-CONTROLLING INTERESTS
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

	Partnership Interests			Ownership Percentage
	Core & Main	Continuing Limited Partners	Total	Core & Main	Continuing Limited Partners	Total
Balances at January 30, 2022	167,522,403	75,344,408	242,866,811	69.0%	31.0%	100.0%
Issuance of Partnership Interests	1,321	—	1,321	—	—	—
Exchange of Partnership Interests	55,595	(55,713)	(118)	—	—	—
Forfeiture of Partnership Interests	(20)	—	(20)	—	—	—
Vesting of Partnership Interests	—	259,551	259,551	(0.1)	0.1	—
Balances at May 1, 2022	167,579,299	75,548,246	243,127,545	68.9%	31.1%	100.0%

10)    BASIC AND DILUTED EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per share for the three months ended May 1, 2022.
Basic earnings per share is computed by dividing net income attributable to Core & Main for the period by the weighted average number of shares of Class A common stock outstanding during the same period. Shares of Class A common stock issued during the period were weighted for the portion of the period in which the shares of Class A common stock were outstanding. The Company did not apply the two-class method because shares of Class B common stock do not participate in earnings or losses of Core & Main. As a result, the shares of Class B common stock are not considered participating securities and are not included in the weighted average shares outstanding for purposes of earnings per share. Net income allocated to holders of non-controlling interests was excluded from net income available to the Class A common stock. There were no preferred dividends and no shares of preferred stock outstanding for the period.
The diluted net earnings per share calculation includes the basic weighted average number of shares of Class A common stock outstanding plus the dilutive impact of potential outstanding shares of Class A common stock that would be issued upon exchange of Partnership Interests, together with the retirement of a corresponding number of shares of Class B common stock, under the if-converted method, if dilutive. The treasury stock method is applied to outstanding awards, including unvested Partnership Interests and outstanding stock appreciation rights, restricted stock units and stock options.

Basic earnings per share:	Three Months Ended May 1, 2022
Net income	$137
Net income attributable to non-controlling interests	51
Net income available to Class A common stock	86
Weighted average shares outstanding	167,536,662
Net income per share	$0.51
Diluted earnings per share:
Net income available to common shareholders - basic	$86
Increase to net income attributable to dilutive instruments	38
Net income available to common shareholders - diluted	124
Weighted average shares outstanding - basic	167,536,662
Incremental shares of common stock attributable to dilutive instruments	78,608,874
Weighted average shares outstanding - diluted	246,145,536
Net income per share - diluted	$0.50

11)    RELATED PARTIES
CD&R affiliates
The Company had $1 million in purchases of product during each of the three months ended May 1, 2022 and May 2, 2021 from affiliates of Clayton, Dubilier & Rice, LLC (“CD&R”), including other companies invested in by funds affiliated with or managed by CD&R (the “CD&R Funds”). There were no amounts payable to affiliates of CD&R at May 1, 2022 and January 30, 2022. There were $1 million and $5 million in sales to affiliates of CD&R for the three months ended May 1, 2022 and May 2, 2021, respectively. There were no amounts receivable from affiliates of CD&R at May 1, 2022 and January 30, 2022.
Tax Receivable Agreements
In connection with the Reorganization Transactions, Core & Main entered into the Former Limited Partners Tax Receivable Agreement with the Former Limited Partners and the Continuing Limited Partners Tax Receivable Agreement with the Continuing Limited Partners. See further discussion in Note 7.

Exchange Agreement
In connection with the Reorganization Transactions, Core & Main entered into the Exchange Agreement, dated as of July 22, 2021 (as amended, the “Exchange Agreement”), by and among Core & Main Holdings, LLC and Core & Main Management Feeder, LLC. Pursuant to the Exchange Agreement, the Continuing Limited Partners (or their permitted transferees) will have the right, subject to the terms of the Exchange Agreement, to exchange their Partnership Interests, together with the retirement of a corresponding number of shares of Class B common stock, for shares of Class A common stock generally on a one-for-one basis or for cash in limited circumstances as specified in the Exchange Agreement. The Exchange Agreement also provides that in connection with any such exchange, to the extent that Holdings has, since consummation of the Reorganization Transactions and the IPO, made distributions to the applicable Continuing Limited Partner that are proportionately lesser or greater than the distributions made to Core & Main, on a pro rata basis, the number of shares of Class A common stock to be issued or cash to be paid to such Continuing Limited Partner will be adjusted to take into account the amount of such discrepancy that is allocable to the Partnership Interests, and Class B common stock, subject to such exchange. Holders of Partnership Interests will not have the right to exchange Partnership Interests if Core & Main determines that such exchange would be prohibited by law or regulation or would violate other agreements with Core & Main or its subsidiaries to which the holder of Partnership Interests may be subject. Core & Main may also refuse to honor any request to effect an exchange if it determines such exchange would pose a material risk that Holdings would be treated as a “publicly traded partnership” for U.S. federal income tax purposes. Notwithstanding the foregoing, the Continuing Limited Partners are generally permitted to exchange Partnership Interests, subject to the terms of the Exchange Agreement.
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
12)    SUBSEQUENT EVENTS
Management has evaluated events or transactions that may have occurred that would merit recognition or disclosure in the condensed consolidated financial statements. No subsequent events were identified.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto of Core & Main, Inc. for the fiscal year ended January 30, 2022 included in our 2021 Annual Report on Form 10-K. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed below and elsewhere in this Quarterly Report on Form 10-Q for a number of important factors, particularly those described under the caption “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in Part I, Item 1A of the 2021 Annual Report on Form 10-K.
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
Basis of Presentation
Core & Main, Inc. (“Core & Main” and collectively with its subsidiaries, the “Company,” “we,” “our” or “us”) is a holding company and its sole material asset is its direct and indirect ownership interest in Core & Main Holdings, LP, a Delaware limited partnership (“Holdings”). Holdings has no operations and no material assets of its own other than its indirect ownership interest in Core & Main LP, a Florida limited partnership, the legal entity that conducts the operations of Core & Main. Because Core & Main is the general partner of Holdings, it operates and controls all of the business and affairs of Holdings and, through Holdings and its subsidiaries, conducts our business. Accordingly, the condensed consolidated financial information of Core & Main presented herein, including the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, includes the consolidated financial information of Holdings and its subsidiaries. The ownership interest of the Continuing Limited Partners related to Partnership Interests (each as defined in Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) held by the Continuing Limited Partners is reflected as non-controlling interests in Core & Main’s condensed consolidated financial statements.
Fiscal Year
Our fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. Each of the three months ended May 1, 2022 and three months ended May 2, 2021 included 13 weeks. The current fiscal year ending January 29, 2023 (“fiscal 2022”) will include 52 weeks.

Key Factors Affecting Our Business
End-Markets and General Economic Conditions
Historically, demand for our products has been closely tied to municipal infrastructure spending, residential construction and non-residential construction in the U.S. We estimate that, based on net sales for the fiscal year ended January 30, 2022 (“fiscal 2021”) , our exposure by end market was approximately 39% municipal, 39% non-residential and 22% residential. Infrastructure spending and the non-residential and residential construction markets are subject to cyclical market pressures. Municipal demand has been relatively steady over the long term due to the consistent and immediate need to replace broken infrastructure, however activity levels are subject to the availability of funding for municipal projects. Non-residential and residential construction activities are primarily driven by availability of credit, interest rates, general economic conditions, consumer confidence and other factors that are beyond our control. The length and magnitude of these cycles have varied over time and by market. Cyclicality can also have an impact on the products we procure for our customers or our related services, as further discussed under “—Price Fluctuations” below.

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
Seasonality
Our operating results within a fiscal year are typically impacted by seasonality. Although weather patterns affect our operating results throughout the year, adverse winter weather historically has reduced construction, maintenance and repair activity. As a result, net sales are typically lower in our first and fourth fiscal quarters, especially in northern geographic regions. Abnormal levels of precipitation may negatively impact our operating results as it may result in the delay of construction projects. Our operating results may also be adversely affected by hurricanes, which typically occur during our third fiscal quarter. Our cash flows from operating activities are typically lower during the first and second fiscal quarters due to investment in working capital and annual incentive compensation payments and are typically higher during the third and fourth fiscal quarters due to cash inflows associated with receivable collections and reduced inventory purchases. Product availability constraints and inflation may have impacted the typical seasonality of operating results for the first quarter of fiscal 2022 as certain orders may have been accelerated by our customers. This may increase the risk of lower net sales during the remainder of fiscal 2022 if customer orders are lower and commodity prices decline, as further discussed under “—Price Fluctuations” below.
Price Fluctuations
Our financial performance is impacted by price fluctuations in commodity-based products and our ability to reflect these changes, in a timely manner, in our customer pricing. Such commodity-based products include PVC, ductile iron, fusible HDPE and steel and copper pipe and tubing products, which accounted for approximately 32% of our net sales in fiscal 2021.
We are also exposed to fluctuations in costs for petroleum as we distribute a substantial portion of our products by truck. Petroleum prices have recently experienced significant increases as a result of the conflict in Ukraine and other factors. In addition, we are exposed to fluctuations in prices for imported products due to logistical challenges and changes in labor, fuel, container and other importation-related costs. We may also face price fluctuations on other products due to constrained labor availability and manufacturing capacity. Our ability to reflect these changes, in a timely manner, in our customer pricing may impact our financial performance.
If we are able to pass through price increases to our customers, our net sales will increase; conversely, during periods of deflation, our customer pricing may decrease to remain competitive, resulting in decreased net sales. The cost to procure the products we sell are historically volatile and subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, market speculation, government regulation, weather events, trade policies and periodic delays in the delivery of our products. During fiscal 2021 and continuing into fiscal 2022, we experienced significant price inflation and product surcharges in respect of certain of our commodity-based products, as well as other product categories, and supply chain, which we expect to continue to experience in the near-term and have sought to mitigate through inventory management, effective sourcing and customer pricing. Over the course of fiscal 2021 and continuing into fiscal 2022, we experienced increasing pressure on our supply chain due to several factors, including, but not limited to, delays from our suppliers, labor availability, global logistics and the availability of raw materials, in part due to the impact of COVID-19 on the global economy and the conflict in Ukraine that limited product availability and further exacerbated the effects of inflation. For example, access to certain meter products that we sell is dependent on the ability of our suppliers to obtain semi-conductor chips. The global supply shortage of semi-conductor chips has impacted various industries and companies, including us, and there is no certainty as to when availability will return to historic levels. For the remainder of fiscal 2022, especially in the second half of the year, we expect recent year-over-year growth rates to moderate as we anniversary the initial effects of inflation in fiscal 2021. As we have experienced significant inflation over a relatively short period, there is increased risk that we may experience a higher level of deflation or substantially lower net sales growth than in recent periods to the extent there are improvements in the availability of labor, transportation and products.

Interest Rates
Certain of our indebtedness, including borrowings under the $1,500 million seven-year senior term loan (the “Senior Term Loan Facility”) and the asset-based revolving credit facility with a borrowing capacity of up to $850 million and a maturity date of July 27, 2026 (the “Senior ABL Credit Facility”), are subject to variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable-rate indebtedness would increase and our net income would decrease, even though the amount borrowed under the facilities remained the same. As of May 1, 2022, we had $1,546 million of outstanding variable-rate debt. We seek to mitigate our exposure to interest rate volatility through the entry into interest rate swap instruments, such as our current interest rate swap that effectively converts $1,000 million of our variable rate debt to fixed rate debt, which notional amount decreases to $900 million on July 27, 2023, $800 million on July 27, 2024, and $700 million on July 27, 2025 through the instrument maturity on July 27, 2026. Despite these efforts, unfavorable movement in interest rates may result in higher interest expense and cash payments.
Acquisitions
In addition to our organic growth strategy, we opportunistically pursue strategic asset and business acquisitions to grow our business. Below is a summary of the acquisitions that closed during the three months ended May 1, 2022 and fiscal 2021 and the related transaction value (in each case, excluding working capital and other purchase price adjustments, unless otherwise noted).

Name	Product Lines	Closing Date	Transaction Value (in millions)
2022 Acquisitions	Pipes, Valves & Fittings	Various	$7
L&M Bag & Supply Co., Inc. (“L&M”)	Storm Drainage	August 2021	60
Pacific Pipe Company, Inc. (“Pacific Pipe”)	Pipes, Valves & Fittings; Storm Drainage	August 2021	103
As we integrate these and other acquisitions into our existing operations, we may not be able to identify the specific financial statement impacts associated with these acquisitions. There can be no assurance that the anticipated benefits of the acquisitions will be realized on the timeline we expect, or at all.
COVID-19 Pandemic
As we monitor the ongoing impact of the COVID-19 pandemic, including the effects of recent notable variants of the virus, we have continued to operate as an essential business, providing products and services to our customers needed to invest in and maintain our nation’s infrastructure. During fiscal 2021 and continuing in fiscal 2022, we have experienced increasing pressure on our supply chain due to several factors, including, but not limited to, delays from our suppliers, labor availability, global logistics and availability of raw materials that are in part due to the impact of COVID-19 on the global economy. Depending on the ultimate scope and duration of supply chain disruptions, we may experience increases in product costs which we may not be able to pass on to our customers, loss of sales due to lack of product availability or potential customer claims from the inability to provide products in accordance with contractual terms. We continue to proactively monitor the situation and our supply chain and assess further possible implications to our business.
CARES Act
On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act allowed for the deferral of the employer share of social security taxes for the period from March 27, 2020 through December 31, 2020. As of May 1, 2022, we have deferred payment of $5 million in employer share of social security taxes in accordance with the CARES Act that are required to be repaid by December 31, 2022, which are expected to result in additional operating cash outflows during fiscal 2022.

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
Adjusted EBITDA
We define Adjusted EBITDA as EBITDA further adjusted for certain items management believes are not reflective of the underlying operations of our business, including (a) loss on debt modification and extinguishment, (b) equity-based compensation, (c) expenses associated with the initial public offering of 34,883,721 shares of Class A common stock at a price to the public of $20.00 per share (the “IPO”) and subsequent secondary offerings and (d) expenses associated with acquisition activities. Adjusted EBITDA includes amounts otherwise attributable to non-controlling interests as we manage the consolidated company and evaluate operating performance in a similar manner. We use Adjusted EBITDA to assess the operating results and effectiveness of our business. See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and a reconciliation to net income or net income attributable to Core & Main, Inc., the most directly comparable measure under U.S. generally accepted accounting principles (“GAAP”), as applicable.

Results of Operations

Three Months Ended May 1, 2022 Compared with Three Months Ended May 2, 2021
Amounts in millions (except per share data)

	Three Months Ended
	May 1, 2022	May 2, 2021

Net sales	$1,598	$1,055
Cost of sales	1,177	798
Gross profit	421	257
Operating expenses:
Selling, general and administrative	206	154
Depreciation and amortization	35	34
Total operating expenses	241	188
Operating income	180	69
Interest expense	13	36
Income before provision for income taxes	167	33
Provision for income taxes	30	6
Net income	137	$27
Less: net income attributable to non-controlling interests	51
Net income attributable to Core & Main, Inc.	$86
Earnings per share:
Basic	$0.51
Diluted	$0.50
Non-GAAP Financial Data:
Adjusted EBITDA	$219	$109
Net Sales
Net sales for the three months ended May 1, 2022 increased $543 million, or 51.5%, to $1,598 million compared with $1,055 million for the three months ended May 2, 2021. The increase in net sales was primarily attributable to price inflation, representing approximately three-fourths of the net sales increase, and volume growth. The volume increases were driven by strong market volume growth and share gains resulting from preferred access to products during a period of material shortages, which helped drive growth across all product lines. Net sales growth for pipes, valves & fittings and storm drainage products benefited from end-market growth, acquisitions and price inflation across most product lines. Net sales growth for fire protection products also benefited from end-market growth and price inflation across most product lines. Net sales of meter products grew at a slower pace primarily due to shortages of semi-conductor chips that are components of certain smart meter products.

	Three Months Ended
	May 1, 2022	May 2, 2021	Percentage Change

Pipes, valves & fittings products	$1,110	$705	57.4%
Storm drainage products	209	130	60.8%
Fire protection products	172	119	44.5%
Meter products	107	101	5.9%
Total net sales	$1,598	$1,055

Gross Profit
Gross profit for the three months ended May 1, 2022 increased $164 million, or 63.8%, to $421 million compared with $257 million for the three months ended May 2, 2021. The increase in net sales contributed an additional $132 million of gross profit and the increase in gross profit as a percentage of net sales contributed $32 million. Gross profit as a percentage of net sales for the three months ended May 1, 2022 was 26.3% compared with 24.3% for the three months ended May 2, 2021. The overall increase in gross profit as a percentage of net sales was primarily attributable to strategic inventory investments ahead of announced price increases, a favorable pricing environment, the execution of our gross margin initiatives and accretive acquisitions.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for the three months ended May 1, 2022 increased $52 million, or 33.8%, to $206 million compared with $154 million during the three months ended May 2, 2021. The increase was primarily attributable to an increase of $39 million in personnel expenses, which was primarily driven by higher variable compensation costs and headcount from acquisitions, and an increase in distribution costs related to volume and inflation. SG&A expenses as a percentage of net sales was 12.9% for the three months ended May 1, 2022 compared with 14.6% for the three months ended May 2, 2021. The decrease was attributable to our ability to leverage our fixed costs.
Depreciation and Amortization Expense
Depreciation and amortization (“D&A”) expense for the three months ended May 1, 2022 was $35 million compared with $34 million during the three months ended May 2, 2021. The increase primarily was attributable to amortization related to the Pacific Pipe and L&M acquisitions, partially offset by lower amortization on existing customer relationship intangible assets.
Operating Income
Operating income for the three months ended May 1, 2022 was $180 million compared with $69 million during the three months ended May 2, 2021. The increase in operating income was attributable to higher net sales and gross profit, primarily from price inflation, volume growth and acquisitions. These factors were partially offset by higher variable compensation costs and higher personnel expenses due to headcount from acquisitions.
Interest Expense
Interest expense was $13 million for the three months ended May 1, 2022 compared with $36 million for the three months ended May 2, 2021. The decrease was primarily attributable to the redemption of the Senior 2024 Notes and the Senior 2025 Notes (each as defined in Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) completed on July 27, 2021.

Provision for Income Taxes
The provision for income taxes for the three months ended May 1, 2022 increased $24 million to $30 million compared with $6 million for the three months ended May 2, 2021. For the three months ended May 1, 2022 and May 2, 2021, our effective tax rate was 18.0% and 18.2%, respectively. The effective tax rate for each period reflects only the portion of net income that is attributable to taxable entities.
Net Income
Net income for the three months ended May 1, 2022 increased $110 million to $137 million compared with $27 million for the three months ended May 2, 2021. The increase in net income was primarily attributable to higher operating income and lower interest expense, partially offset by an increase in income taxes.

Net Income Attributable to Non-controlling Interests
Net income attributable to non-controlling interests for the three months ended May 1, 2022 was $51 million. This represents the allocation of the Holdings’ net income for the three months ended May 1, 2022 to holders of Partnership Interests other than Core & Main.

Net Income Attributable to Core & Main, Inc.
Net income attributable to Core & Main, Inc. for the three months ended May 1, 2022 was $86 million. This represents the allocation of Holdings’ net income for the three months ended May 1, 2022 to Core & Main.

Adjusted EBITDA
Adjusted EBITDA for the three months ended May 1, 2022 increased $110 million, or 100.9%, to $219 million compared with $109 million for the three months ended May 2, 2021. Growth in Adjusted EBITDA was primarily attributable to higher net sales, improved gross profit margins, and leveraging our cost structure on the increase in net sales and gross profit. For a reconciliation of Adjusted EBITDA to net income or net income attributable to Core & Main, Inc., the most comparable GAAP financial metric, as applicable, see “—Non-GAAP Financial Measures.”

Liquidity and Capital Resources
Historically, we have financed our liquidity requirements through cash flows from operating activities, borrowings under our credit facilities and issuances of equity and debt securities. Our principal historical liquidity requirements have been for working capital, capital expenditures, acquisitions and servicing indebtedness.
As of May 1, 2022, our cash and cash equivalents totaled $1 million and we had $57 million outstanding borrowings on our Senior ABL Credit Facility, which provides for borrowings of up to $850 million, subject to borrowing base availability. As of May 1, 2022, after giving effect to approximately $9 million of letters of credit issued under the Senior ABL Credit Facility and outstanding borrowings under the Senior ABL Credit Facility, Core & Main LP would have been able to borrow approximately $784 million under the Senior ABL Credit Facility, subject to borrowing base availability. Our short term debt obligations of $15 million are related to quarterly amortization principal payments on the Senior Term Loan Facility.
We are required to make cash payments in future periods under the Tax Receivable Agreements. Payments to the Former Limited Partners are expected to commence in fiscal year 2023 and payments to the Continuing Limited Partner involved in the Secondary Offering are expected to commence in fiscal year 2024. Payments under the Tax Receivable Agreements are only required to be made to the extent that we utilize the corresponding tax deductions to reduce payments to federal, state and local taxing authorities. These payments are in an amount that represents 85% of the reduction in payments to federal, state and local taxing authorities. As such, the cash savings from the incremental tax deductions are expected to exceed the payments under the Tax Receivable Agreements over the life of these arrangements. Based on the anticipated filing date of income tax returns and contractual payment terms in the Tax Receivable Agreements, we expect these payments to occur two fiscal years after we utilize the corresponding tax deductions. For additional information related to the impacts to deferred tax asset and Tax Receivable Agreement liability balances for future exchanges of Partnership Interests, see Note 7 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
We believe that our current sources of liquidity, which include cash generated from operations, existing cash and cash equivalents and available borrowing capacity under the Senior ABL Credit Facility, will be sufficient to meet our working capital and capital expenditure needs over at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Our growth strategy contemplates future acquisitions for which we will need sufficient access to capital. To finance future acquisitions, particularly larger acquisitions, we may issue additional equity or incur additional indebtedness. Any such additional indebtedness would increase our debt leverage. See “Risk Factors” in Part I, Item 1A of the 2021 Annual Report on Form 10-K.
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

Information about our cash flows, by category, is presented in the Condensed Consolidated Statements of Cash Flows and is summarized as follows:

	Three Months Ended
	May 1, 2022	May 2, 2021

Cash flows (used in) operating activities	$(37)	$(44)
Cash flows (used in) investing activities	(11)	(4)
Cash flows provided by (used in) financing activities	48	(13)
Increase (decrease) in cash and cash equivalents	$—	$(61)
Operating Activities
Net cash used in operating activities was $37 million for the three months ended May 1, 2022 compared with $44 million for the three months ended May 2, 2021. The change was primarily driven by higher gross profit driven in part by price inflation and volume growth and $38 million in lower fiscal 2022 cash interest payments due to the redemption of the Senior 2024 Notes and Senior 2025 Notes completed on July 27, 2021. These factors were partially offset by a higher investment in working capital based on strong net sales growth, driven by inflation and volume growth, strategic inventory purchases for fiscal 2022 and a $21 million increase in tax payments due to higher income before provision for income taxes.
Investing Activities
Net cash used in investing activities increased by $7 million to $11 million for the three months ended May 1, 2022 compared with $4 million for the three months ended May 2, 2021, primarily attributable to the fiscal 2022 cash outflows of $6 million related to the 2022 Acquisitions.
Financing Activities
Net cash provided by financing activities was $48 million for the three months ended May 1, 2022 compared with net cash used in financing activities of $13 million for the three months ended May 2, 2021. The change of $61 million was primarily attributable to $57 million of net borrowings in fiscal 2022 on the Senior ABL Credit Facility and a $5 million decrease in distributions to non-controlling interest holders during fiscal 2022.

Financing
Senior Term Loan Facility
Core & Main LP’s Senior Term Loan Facility has an original aggregate principal amount of $1,500 million, which matures on July 27, 2028. The Senior Term Loan Facility requires quarterly principal payments, payable on the last business day of each fiscal quarter in an amount equal to approximately 0.25% of the original principal amount of the Senior Term Loan Facility. The remaining balance is payable upon final maturity of the Senior Term Loan Facility on July 27, 2028. The Senior Term Loan Facility bears interest at a rate equal to (i) LIBOR plus, in each case, an applicable margin of 2.50% or (ii) the base rate, which will be the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) the overnight federal funds rate plus 0.50% per annum and (z) one-month LIBOR (adjusted for maximum reserves) plus 1.00% per annum, plus, in each case, an applicable margin of 1.50%. The Senior Term Loan Facility is subject to a LIBOR “floor” of 0.00%. The weighted average interest rate, excluding the effect of the interest rate swap, of Core & Main LP's outstanding borrowings under the Senior Term Loan Facility as of May 1, 2022 was 3.57%. See further discussion of the interest rate swap below. Based on quotes from financial institutions (i.e., level 2 of the fair value hierarchy) the fair value of the Senior Term Loan Facility was $1,468 million at May 1, 2022.
For additional information related to the Senior Term Loan Facility, see Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Asset-Based Credit Facility
Core & Main LP’s Senior ABL Credit Facility has a borrowing capacity of up to $850 million, subject to borrowing base availability, with a maturity date of July 27, 2026. Borrowings under the Senior ABL Credit Facility bear interest at either a LIBOR rate plus an applicable margin ranging from 1.25% to 1.75%, or an alternate base rate plus an applicable margin ranging from 0.25% to 0.75%, depending on the borrowing capacity under the Senior ABL Credit Facility. Additionally, Core & Main LP pays a fee of 0.25% on unfunded commitments under the Senior ABL Credit Facility. As of May 1, 2022, there was $57 million outstanding under the Senior ABL Credit Facility with a weighted average interest rate of 2.49%. The book value of the Senior ABL Credit Facility approximates fair value due to the variable interest rate nature of these borrowings.
For additional information related to the Senior ABL Credit Facility, see Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Interest Rate Swap
On July 27, 2021, Core & Main LP entered into an interest rate swap in which it makes payments to a third-party based upon a fixed interest rate of 0.74% and receives payments based upon the one-month LIBOR rate, based on notional amounts associated with borrowings under the Senior Term Loan Facility. The measurement period of the instrument commenced on July 27, 2021 with a notional amount of $1,000 million. The notional amount decreases to $900 million on July 27, 2023, $800 million on July 27, 2024, and $700 million on July 27, 2025 through the instrument maturity on July 27, 2026. This instrument is intended to reduce our exposure to variable interest rates under the Senior Term Loan Facility. As of May 1, 2022, this instrument resulted in an effective fixed rate of 3.24%, based upon the 0.74% fixed rate plus an applicable margin of 2.50%, on $1,000 million of borrowings under the Senior Term Loan Facility.
The fair value of this cash flow interest rate swap was a $76 million and $31 million asset as of May 1, 2022 and January 30, 2022, respectively, which is included within other assets in the Balance Sheet. Fair value is based upon the present value of future cash flows under the terms of the contract and observable market inputs (level 2). Significant inputs used in determining fair value include forward looking one-month LIBOR rates and the discount rate applied to projected cash flows.
Purchase Obligations
As of May 1, 2022, the Company had agreements in place with various vendors to purchase goods and services, primarily inventory, in the aggregate amount of $1,930 million. These purchase obligations are generally cancelable, but the Company foresees no intent to cancel. Payment is generally expected to be made during fiscal 2022 for these obligations.
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
The following table sets forth a reconciliation of net income or net income attributable to Core & Main, Inc. to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended
	May 1, 2022	May 2, 2021
Net income attributable to Core & Main, Inc.	$86
Plus: net income attributable to non-controlling interests	51
Net income	137	$27
Depreciation and amortization (1)	36	35
Provision for income taxes	30	6
Interest expense	13	36
EBITDA	$216	$104
Equity-based compensation	3	1
Acquisition expenses (2)	—	2
Offering expenses (3)	—	2
Adjusted EBITDA	$219	$109
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

Critical Accounting Policies and Estimates
A summary of our significant accounting policies are discussed in Note 2 to the audited consolidated financial statements in our 2021 Annual Report on Form 10-K. The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates and assumptions are based on historical experiences and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results of operations and require management judgment. There have been no significant changes to these policies which have had a material impact on the Company’s interim unaudited condensed consolidated financial statements and related notes during the three months ended May 1, 2022.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of May 1, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These risks include fluctuations in interest rates and prices, including price fluctuations related to our commodity-based products.
Interest Rate Risk
Our credit facilities bear interest at a floating rate, generally LIBOR plus an applicable margin. As a result, we are exposed to fluctuations in interest rates to the extent of our net borrowings under the Senior Term Loan Facility and the Senior ABL Credit Facility, which were $1,546 million at May 1, 2022. As of May 1, 2022, excluding the impact of any interest rate swap, each one percentage point change in interest rates would result in an approximately $15 million change in the annual interest expense on the Senior Term Loan Facility. As of May 1, 2022, assuming availability was fully utilized and excluding the impact of any interest rate swap instruments, each one percentage point change in interest rates would result in an approximately $8 million change in annual interest expense on the Senior ABL Credit Facility. See “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Key Factors Affecting Our Business—Interest Rates.”
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that, as of May 1, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item1A "Risk Factors” in our Fiscal 2021 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a. Sales of Unregistered Securities
None.
b. Use of Proceeds from Public Offering of Common Stock
None.
c. Issuer Purchases of Equity Securities
The following is a summary of our repurchases of shares of Class A common stock during the three months ended May 1, 2022:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 31 - February 28	—	$—	—	—
March 1 - March 31	—	—	—	—
April 1 - May 1	20	—	N/A	N/A
	20	$—	—	—

(1) The Company repurchased from Core & Main Management Feeder, LLC (“Management Feeder”) 20 shares of Class A common stock and 34,703 shares of Class B common stock for no consideration in connection with the forfeiture of 34,723 profits units of Management Feeder by a former employee of the Company, pursuant to the terms of the Third Amended and Restated Limited Liability Company Agreement of Management Feeder, dated as of July 22, 2021. Subsequent to such repurchase, such shares of Class A common stock and Class B common stock were retired. In connection with the repurchase, and pursuant to the terms of the Second Amended and Restated Agreement of Limited Partnership of Core & Main Holdings, LP (“Holdings”), dated as of July 22, 2021, as amended, 34,723 limited partner interests of Holdings (“Partnership Interests”) held by Management Feeder were automatically redeemed by Holdings and canceled.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

10.1	Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Core & Main Holdings, LP. *

10.20†	Employment Agreement, dated as of February 9, 2018 by and between Core & Main LP and Mark G. Whittenburg.*

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

Date: June 14, 2022	CORE & MAIN, INC.

	By:	/s/ Stephen O. LeClair
Name: Stephen O. LeClair
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark R. Witkowski
Name: Mark R. Witkowski
Title: Chief Financial Officer
(Principal Financial Officer)