Form 10-Q
period 2022-07-31
Core & Main, Inc.
filed 2022-09-13
CIK 1856525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of September 9, 2022, there were 168,127,268 shares of the registrant’s Class A common stock, par value $0.01 per share, and 77,768,489 shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding.

Table of Contents

PAGE
Cautionary Note Regarding Forward-Looking Statements	3
Part I - Financial Information
Item 1. Financial Statements (unaudited)	5
Condensed Consolidated Balance Sheets as of July 31, 2022 and January 30, 2022 (unaudited)	5
Condensed Consolidated Statements of Operations for the three and six month periods ended July 31, 2022 and August 1, 2021 (unaudited)	6
Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended July 31, 2022 and August 1, 2021 (unaudited)	7
Condensed Consolidated Statements of Changes in Stockholders' Equity/Partners' Capital for the three and six month periods ended July 31, 2022 and August 1, 2021 (unaudited)	8
Condensed Consolidated Statements of Cash Flows for the six month periods ended July 31, 2022 and August 1, 2021 (unaudited)	9
Notes to the Condensed Consolidated Financial Statements (unaudited)	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures about Market Risk	39
Item 4. Controls and Procedures	40

Part II - Other Information
Item 1. Legal Proceedings	41
Item 1A. Risk Factors	41
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3. Defaults Upon Senior Securities	41
Item 4. Mine Safety Disclosures	41
Item 5. Other Information	41
Item 6. Exhibits	42
Signatures	43

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, without limitation, all statements other than statements of historical facts contained in this Quarterly Report, including statements relating to our intentions, beliefs, assumptions or current expectations concerning, among other things, our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding expected growth, future capital expenditures and debt service obligations, and the anticipated impact of the novel coronavirus, or COVID-19, on our business.
Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “plans,” “estimates,” “anticipates” or the negative versions of these words or other comparable terms.
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be outside our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition, cash flows and the development of the market in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed under the captions “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2022 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Furthermore, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:
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
•the significant influence that CD&R (as defined herein) has over us and potential conflicts between the interests of CD&R and other stockholders; and
•risks related to other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2022.
You should read this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 30, 2022 completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, and changes in future operating results over time or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CORE & MAIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Amounts in millions (except share and per share data), unaudited

	July 31, 2022	January 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$—	$1
Receivables, net of allowance for credit losses of $8 and $5, respectively	1,264	884
Inventories	1,166	856
Prepaid expenses and other current assets	31	26
Total current assets	2,461	1,767
Property, plant and equipment, net	101	94
Operating lease right-of-use assets	166	152
Intangible assets, net	824	871
Goodwill	1,527	1,515
Other assets	69	35
Total assets	$5,148	$4,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$15	$15
Accounts payable	826	608
Accrued compensation and benefits	90	109
Current operating lease liabilities	52	49
Other current liabilities	96	58
Total current liabilities	1,079	839
Long-term debt	1,592	1,456
Non-current operating lease liabilities	114	103
Deferred income taxes	31	35
Payable to related parties pursuant to Tax Receivable Agreements	148	153
Other liabilities	19	17
Total liabilities	2,983	2,603
Commitments and contingencies
Class A common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 167,963,575 and 167,522,403 shares issued and outstanding as of July 31, 2022 and January 30, 2022, respectively	2	2
Class B common stock, par value $0.01 per share, 500,000,000 shares authorized, 77,930,404 and 78,398,141 shares issued and outstanding as of July 31, 2022 and January 30, 2022, respectively	1	1
Additional paid-in capital	1,216	1,214
Retained earnings	298	92
Accumulated other comprehensive income	33	16
Total stockholders’ equity attributable to Core & Main, Inc.	1,550	1,325
Non-controlling interests	615	506
Total stockholders’ equity	2,165	1,831
Total liabilities and stockholders’ equity	$5,148	$4,434

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in millions (except share and per share data), unaudited

	Three Months Ended		Six Months Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021

Net sales	$1,861	$1,298	$3,459	$2,353
Cost of sales	1,360	973	2,537	1,771
Gross profit	501	325	922	582
Operating expenses:
Selling, general and administrative	230	192	436	346
Depreciation and amortization	34	33	69	67
Total operating expenses	264	225	505	413
Operating income	237	100	417	169
Interest expense	17	37	30	73
Loss on debt modification and extinguishment	—	50	—	50
Income before provision for income taxes	220	13	387	46
Provision for income taxes	38	3	68	9
Net income	182	10	319	37
Less: net income (loss) attributable to non-controlling interests	67	(17)	118	(17)
Net income attributable to Core & Main, Inc. (1)	$115	$27	$201	$54

Earnings (loss) per share (2)
Basic	$0.69	$(0.14)	$1.20	$(0.14)
Diluted	$0.67	$(0.14)	$1.17	$(0.14)
Number of shares used in computing EPS (2)
Basic	167,876,179	138,978,366	167,708,034	138,978,366
Diluted	246,175,878	138,978,366	246,160,811	138,978,366

(1) For the three and six months ended August 1, 2021, the net income (loss) attributable to Core & Main, Inc. includes net income prior to the Reorganization Transactions (as defined in Note 1) of $47 million and $74 million, respectively, and a net loss subsequent to the Reorganization Transactions of $20 million for both periods. Refer to the Statements of Changes in Stockholders’ Equity/Partners’ Capital for a summary of net income (loss) attributable to Core & Main, Inc. prior to and subsequent to the Reorganization Transactions. See Note 1 for a description of the Basis of Presentation of the consolidated financial statements.

(2) For the three and six months ended August 1, 2021, this represents basic and diluted earnings per share of Class A common stock and weighted average shares of Class A common stock outstanding for the period from July 23, 2021 through August 1, 2021, which is the period following the Reorganization Transactions described in Note 1. Refer to calculation of earnings per share in Note 10.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Amounts in millions, unaudited

	Three Months Ended		Six Months Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021

Net income	$182	$10	$319	$37
Net interest rate swap (loss) gain, net of tax benefit (expense) of $2, $(1), $(6) $(1), respectively	(9)	4	28	6
Total comprehensive income	173	14	347	43
Less: comprehensive income (loss) attributable to non-controlling interests	64	(16)	129	(16)
Total comprehensive income attributable to Core & Main, Inc.	$109	$30	$218	$59

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/PARTNERS’ CAPITAL
Amounts in millions (except share and per share data), unaudited

		Class A Common Stock		Class B Common Stock
	Partners’ Capital	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interests	Total Stockholders’ Equity/ Partners’ Capital
Balances at January 30, 2022	$—	167,522,403	$2	78,398,141	$1	$1,214	$16	$92	$506	$1,831
Net income	—	—	—	—	—	—	—	86	51	137
Equity-based compensation	—	—	—	—	—	—	—	2	1	3
Net interest rate swap gain, net of tax	—	—	—	—	—	—	23	—	14	37
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(3)	(3)
Exchange of Partnership Interests and Class B Shares for Class A Shares	—	55,595	—	(55,713)	—	—	—	—	—	—
Adjustment of deferred tax liability associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	—	1	—	—	—	1
Activity under equity-based compensation plans, net of tax withholdings	—	1,321	—	—	—	—	—	—	—	—
Forfeiture of Class A Shares and Partnership Interests	—	(20)	—	(34,703)	—	—	—	—	—	—
Non-controlling interest adjustments for vesting of Core & Main Holdings, LP Partnership Interests held by non-controlling interests	—	—	—	—	—	(1)	—	—	1	—
Balances at May 1, 2022	—	167,579,299	2	78,307,725	1	1,214	39	180	570	2,006
Net income	—	—	—	—	—	—	—	115	67	182
Equity-based compensation	—	—	—	—	—	—	—	3	1	4
Net interest rate swap loss, net of tax	—	—	—	—	—	—	(6)	—	(3)	(9)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(17)	(17)
Exchange of Partnership Interests and Class B Shares for Class A Shares	—	377,321	—	(377,321)	—	3	—	—	(3)	—
Adjustment of deferred tax liability associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	—	1	—	—	—	1
Impact of Tax Receivable Agreements	—	—	—	—	—	(2)	—	—	—	(2)
Activity under equity-based compensation plans, net of tax withholdings	—	6,955	—	—	—	—	—	—	—	—
Balances at July 31, 2022	$—	167,963,575	$2	77,930,404	$1	$1,216	$33	$298	$615	$2,165

		Class A Common Stock		Class B Common Stock
	Partners’ Capital	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interests	Total Stockholders’ Equity/ Partners’ Capital
Balances at January 31, 2021	$801	—	$—	—	$—	$—	$—	$—	$—	$801
Equity-based compensation	1	—	—	—	—	—	—	—	—	1
Net income attributable to partners' capital	27	—	—	—	—	—	—	—	—	27
Net interest rate swap gain, net of tax	2	—	—	—	—	—	—	—	—	2
Distributions to partners	(10)	—	—	—	—	—	—	—	—	(10)
Balances at May 2, 2021	821	—	—	—	—	—	—	—	—	821
Equity-based compensation	14	—	—	—	—	—	—	—	—	14
Net income attributable to partners' capital	47	—	—	—	—	—	—	—	—	47
Net interest rate swap gain, net of tax	2	—	—	—	—	—	—	—	—	2
Distributions to partners	(13)	—	—	—	—	—	—	—	—	(13)
Balances at July 22, 2021 prior to Reorganization Transactions and IPO	871	—	—	—	—	—	—	—	—	871
Reclassification of partners’ capital	(871)	—	—	—	—	871	—	—	—	—
Reorganization transactions	—	119,950,882	1	85,853,383	1	(2)	—	—	—	—
Reclassification of non-controlling interests upon reorganization	—	—	—	—	—	(300)	(2)	—	302	—
Issuance of Class A Shares, net of issuance costs	—	34,883,721	1	—	—	655	—	—	—	656
Non-controlling interests adjustment for purchase of Partnership Interests from Core & Main Holdings, LP	—	—	—	—	—	(180)	—	—	180	—
Adjustment of deferred tax liability associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	—	140	—	—	—	140
Impact of Former Limited Partners Tax Receivable Agreement	—	—	—	—	—	(89)	—	—	—	(89)
Net loss	—	—	—	—	—	—	—	(20)	(17)	(37)
Equity-based compensation	—	—	—	—	—	3	—	—	2	5
Net old interest rate swap gain, net of tax	—	—	—	—	—	—	2	—	2	4
Net new interest rate swap loss, net of tax	—	—	—	—	—	—	(1)	—	(1)	(2)
Non-controlling interests adjustment for vesting of Core & Main Holdings, LP Partnership Interests held by non-controlling interests	—	—	—	—	—	(8)	—	—	8	—
Balances at August 1, 2021	$—	154,834,603	$2	85,853,383	$1	$1,090	$(1)	$(20)	$476	$1,548

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in millions, unaudited

	Six Months Ended
	July 31, 2022	August 1, 2021
Cash Flows From Operating Activities:
Net income	$319	$37
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	73	75
Provision for bad debt	3	1
Equity-based compensation expense	7	20
Loss on debt modification and extinguishment	—	48
Other	(8)	(4)
Changes in assets and liabilities:
(Increase) decrease in receivables	(376)	(277)
(Increase) decrease in inventories	(298)	(209)
(Increase) decrease in other assets	(7)	—
Increase (decrease) in accounts payable	217	239
Increase (decrease) in accrued liabilities	9	(24)
Increase (decrease) in other liabilities	1	(5)
Net cash used in operating activities	(60)	(99)
Cash Flows From Investing Activities:
Capital expenditures	(15)	(8)
Acquisitions of businesses, net of cash acquired	(42)	—
Settlement of interest rate swap	—	(5)
Proceeds from the sale of property and equipment	1	—
Net cash used in investing activities	(56)	(13)
Cash Flows From Financing Activities:
IPO proceeds, net of underwriting discounts and commissions	—	664
Payments for offering costs	—	(4)
Distributions to non-controlling interest holders	(17)	(20)
Borrowings on asset-based revolving credit facility	214	—
Repayments on asset-based revolving credit facility	(72)	—
Issuance of long-term debt	—	1,500
Repayments of long-term debt	(8)	(2,311)
Payment of debt redemption premiums	—	(18)
Debt issuance costs	(2)	(13)
Net cash provided by (used in) financing activities	115	(202)
Decrease in cash and cash equivalents	(1)	(314)
Cash and cash equivalents at the beginning of the period	1	381
Cash and cash equivalents at the end of the period	$—	$67

Cash paid for interest	$27	$102
Cash paid for taxes	62	15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in millions, except as noted, unaudited

1)    BASIS OF PRESENTATION & DESCRIPTION OF BUSINESS
Organization
Core & Main, Inc. (“Core & Main”) is a Delaware corporation that was incorporated on April 9, 2021 for the purpose of facilitating an initial public offering and other related transactions, as described below, in order to carry on the business of Core & Main Holdings, LP, a Delaware limited partnership (“Holdings”), and its consolidated subsidiaries. Core & Main is a holding company and its primary material asset is its ownership interest in Holdings, a portion of which is held indirectly through CD&R WW, LLC. Holdings has no operations and no material assets of its own other than its indirect ownership interest in Core & Main LP, a Florida limited partnership, the legal entity that conducts the operations of Core & Main. Core & Main, together with its wholly-owned subsidiaries, including Holdings and its consolidated subsidiaries, are referred to as the “Company”.
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
Initial Public Offering
On July 27, 2021, Core & Main completed its initial public offering of 34,883,721 shares of Class A common stock at a price to the public of $20.00 per share (the “IPO”). Core & Main received net proceeds of approximately $664 million, after deducting underwriting discounts and commissions. All of the net proceeds from the IPO, less $8 million of transaction costs directly attributable to the IPO, were utilized to purchase 34,883,721 newly issued limited partner interests of Holdings (“Partnership Interests”) for approximately $656 million in the aggregate. In turn, Holdings and Core & Main LP utilized the net proceeds of the IPO directly or indirectly received from Core & Main, together with the net proceeds from borrowings under the Senior Term Loan Facility (as defined below and described in Note 6) and cash on hand to redeem (i) all $300 million aggregate principal amount of the senior unsecured notes due September 15, 2024 issued by Holdings (the “Senior 2024 Notes”) and (2) all $750 million aggregate principal amount of the senior unsecured notes due August 15, 2025 issued by Core & Main LP (the “Senior 2025 Notes”). Additionally, Core & Main LP amended the terms of the credit agreement governing the senior term loan facility with an original principal balance of $1,300 million maturing on August 1, 2024 issued by Core & Main LP (the “Prior Term Loan Facility”) in order to, among other things, enter into a new $1,500 million seven-year senior term loan (the “Senior Term Loan Facility”).
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
Reorganization Transactions
In connection with the IPO, the Company completed the following transactions (collectively, the “Reorganization Transactions”):

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
The shareholder ownership as of July 31, 2022 include the following:
•the shareholders of Core & Main, excluding the Continuing Limited Partners and Former Limited Partners, collectively held 60,558,287 shares of Class A common stock;
•the Former Limited Partners collectively held 107,397,971 shares of Class A common stock;
•Core & Main, directly or indirectly through our wholly-owned subsidiary, held 167,963,575 Partnership Interests; and
•the Continuing Limited Partners collectively held 7,317 shares of Class A common stock, 77,930,404 Partnership Interests and 77,930,404 shares of Class B common stock.

As the Reorganization Transactions were between entities under common control, the financial statements for the periods prior to the IPO and Reorganization Transactions have been adjusted to combine previously separate entities for presentation purposes. These entities include Core & Main, Holdings and its consolidated subsidiaries and the Blocker Companies. Prior to the Reorganization Transactions, Core & Main had no operations and the Blocker Companies were holding companies for indirect investments in Holdings. The Blocker Companies had no operations but did receive distributions from Holdings associated with their tax obligations from allocations of Holdings' taxable income. As such, the Blocker Companies' financial statements reflected tax provisions and operating cash outflows for payments to taxing authorities. Their balance sheets collectively included $330 million of goodwill and deferred tax liabilities and equity. In connection with the Blocker Mergers, Core & Main assumed the balance sheets of the Blocker Companies.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements present the results of operations, financial position and cash flows of Core & Main and its subsidiaries, which includes the consolidated financial statements of Holdings and its consolidated subsidiary, Core & Main LP, as the legal entity that conducts the operations of the Company. Holdings is considered a variable interest entity. Core & Main is the primary beneficiary and general partner of Holdings and has decision making authority that significantly affects the economic performance of Holdings. As a result, Core & Main consolidates the consolidated financial statements of Holdings. All intercompany balances and transactions have been eliminated in consolidation. The Company records non-controlling interests related to Partnership Interest held by the Continuing Limited Partners in Holdings on its consolidated statements of operations and comprehensive income. The ownership interest of the Continuing Limited Partners related to Partnership Interests held by the Continuing Limited Partners is reflected as non-controlling interests in Core & Main’s consolidated Balance Sheets.
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
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. Each of the three months ended July 31, 2022 and three months ended August 1, 2021 included 13 weeks and each of the six months ended July 31, 2022 and six months ended August 1, 2021 included 26 weeks. The current fiscal year ending January 29, 2023 (“fiscal 2022”) will include 52 weeks.
Estimates
Management has made a number of estimates and assumptions relating to the reporting of certain assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses in preparing the elements of these financial statements in conformity with U.S. GAAP. Actual results could differ from these estimates.
Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 to the audited consolidated financial statements in our 2021 Annual Report on Form 10-K. There have been no significant changes to these policies which have had a material impact on the Company’s interim unaudited condensed consolidated financial statements and related notes during the three and six months ended July 31, 2022.

2)    RECENT ACCOUNTING PRONOUNCEMENTS
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
In July 2022, the Company amended the terms of the Senior ABL Credit Facility (as defined below) in order to, among other things, implement a forward-looking rate based on the secured overnight financing rate (“SOFR”) in lieu of LIBOR. The guidance of ASU 2020-04 did not have an impact on the assessment of the Senior ABL Credit Facility amendment.
At the time of a qualifying future transactions that replace LIBOR with a new interest rate index, the Company will consider the application of ASU 2020-04.

3)    REVENUE
Disaggregation of Revenue
The following table represents net sales disaggregated by product category:

	Three Months Ended		Six Months Ended
Product Category	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Pipes, valves & fittings products	$1,291	$888	$2,401	$1,593
Storm drainage products	266	173	475	303
Fire protection products	192	138	364	257
Meter products	112	99	219	200
Total net sales	$1,861	$1,298	$3,459	$2,353

4)    ACQUISITIONS
Earthsavers Acquisition
On June 28, 2022, the Company completed the acquisition of certain assets and assumption of certain liabilities of Earthsavers Erosion Control, LLC (“Earthsavers”) in a transaction valued up to $25 million, subject to working capital adjustments (the “Earthsavers Acquisition”). Earthsavers has three locations and produces and distributes a variety of geosynthetic materials, including straw wattles, erosion control blankets and a broad array of geotextile products. The transaction price was funded with cash on hand. Given the size of the purchase price, a full purchase price allocation has not been presented. However, significant components of the preliminary purchase price allocation include $9 million to net working capital, $9 million to goodwill and $7 million to customer relationships.
L&M Acquisition
On August 30, 2021, the Company completed the acquisition of certain assets and assumption of certain liabilities of L&M Bag & Supply Co., Inc. (“L&M”) in a transaction valued up to $60 million, subject to working capital adjustments (the “L&M Acquisition”). L&M is a specialized supplier of geotextile fabrics and geogrids, silt fences, turbidity barriers and safety fences, weed control fabric and sod staples. The transaction price was funded with cash on hand.
Pacific Pipe Acquisition
On August 9, 2021, the Company completed the acquisition of all of the outstanding shares of Pacific Pipe Company, Inc. (“Pacific Pipe”) in a transaction valued up to $103 million, subject to working capital adjustments (the “Pacific Pipe Acquisition”). Pacific Pipe has four branch locations and serves municipalities and contractors in the water, wastewater, storm drainage and irrigation industries throughout Hawaii, with a broad product offering. The transaction price was funded with cash on hand.

Other Acquisitions
During the six months ended July 31, 2022, the Company completed the acquisitions of certain assets and liabilities in transactions valued at $17 million in total, subject to working capital adjustments (the “Other 2022 Acquisitions”). Given the lack of significance of these transactions, a full purchase price allocation has not been presented. However, a substantial portion of the aggregate purchase price was allocated to customer relationships, goodwill and net working capital.
In the above transactions, to the extent applicable, the excess of purchase price over net tangible and intangible assets acquired resulted in goodwill, which represents the assembled workforce and anticipated long-term growth in new markets, customers and products. Goodwill associated with the Earthsavers Acquisition, the L&M Acquisition and the Other 2022 Acquisitions are fully deductible by the Company for U.S. income tax purposes.
The following table represents the final allocation of the transaction price to the fair value of identifiable assets acquired and liabilities assumed in the L&M Acquisition and Pacific Pipe Acquisition:

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

	Three Months Ended	Six Months Ended
	August 1, 2021	August 1, 2021
Net sales	$1,335	$2,424
Net income	15	44
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
The trademark intangible asset represents the value associated with the brand names in place at the date of the Pacific Pipe acquisition.
A summary of the intangible assets acquired and assumptions utilized in the valuation for the Pacific Pipe and L&M acquisitions are as follows:

	Intangible Asset Amount	Amortization Period	Discount Rate	Attrition Rate
L&M Acquisition
Customer relationships	$19	10 years	15.5%	15.0%

Pacific Pipe Acquisition
Customer relationships	$46	10 years	11.5%	10.0%
Trademark	1	2 years	11.5%	N/A

5)    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The carrying amount of the Company’s goodwill included in its Balance Sheets is as follows:

	July 31, 2022	January 30, 2022
Gross Goodwill	$1,527	$1,515
Accumulated Impairment	—	—
Net Goodwill	$1,527	$1,515
The changes in the carrying amount of goodwill are as follows:

Six Months Ended
July 31, 2022
Beginning Balance	$1,515
Goodwill acquired during the year	12
Ending balance	$1,527
Goodwill acquired during the six months ended July 31, 2022 was related to the Earthsavers Acquisition and the Other 2022 Acquisitions, as further described in Note 4.
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
Intangible Assets
The Company’s intangible assets included in its Balance Sheets consist of the following:

	July 31, 2022			January 30, 2022
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Customer relationships	$1,359	$537	$822	$1,347	$478	$869
Other intangible assets	4	2	2	4	2	2
Total	$1,363	$539	$824	$1,351	$480	$871
Amortization expense related to intangible assets was as follows:

	Three Months Ended		Six Months Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Amortization expense	$29	$29	$59	$58
The estimated aggregate amortization expense on intangible assets owned by the Company for the remainder of fiscal 2022 and the next four full fiscal years is expected to be as follows:

Fiscal 2022	$59
Fiscal 2023	110
Fiscal 2024	102
Fiscal 2025	94
Fiscal 2026	87

6)    DEBT
Debt consisted of the following:

	July 31, 2022		January 30, 2022
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
Senior Term Loan due July 2028	$15	$—	$15	$—
Long-term debt:
Senior ABL Credit Facility due July 2026	142	—	—	—
Senior Term Loan due July 2028	1,470	20	1,478	22
	1,612	20	1,478	22
Total	$1,627	$20	$1,493	$22
The Company’s debt obligations as of July 31, 2022 included the following debt agreements:
Senior Term Loan Facility
On July 27, 2021, Core & Main LP entered into the Senior Term Loan Facility, which matures on July 27, 2028. The Senior Term Loan Facility requires quarterly principal payments, payable on the last business day of each fiscal quarter in an amount equal to approximately 0.25% of the original principal amount of the Senior Term Loan Facility. The remaining balance is payable upon final maturity of the Senior Term Loan Facility on July 27, 2028. The Senior Term Loan Facility bears interest at a rate equal to (i) LIBOR plus, in each case, an applicable margin of 2.50% or (ii) the base rate, which will be the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) the overnight federal funds rate plus 0.50% per annum and (z) one-month LIBOR (adjusted for maximum reserves) plus 1.00% per annum, plus, in each case, an applicable margin of 1.50%. The Senior Term Loan Facility is subject to a LIBOR “floor” of 0.00%. The weighted average interest rate, excluding the effect of the interest rate swap, of Core & Main LP’s outstanding borrowings under the Senior Term Loan Facility as of July 31, 2022 was 4.64%. See further discussion of the interest rate swap below. Based on quotes from financial institutions (i.e., level 2 of the fair value hierarchy), the fair value of the Senior Term Loan Facility was $1,431 million as of July 31, 2022.
Asset-Based Credit Facility
On July 29, 2022, Core & Main LP amended the terms of the credit agreement governing the senior asset-based revolving credit facility (as amended, the “Senior ABL Credit Facility”) in order to, among other things, increase the aggregate amount of commitments under the asset-based revolving credit facility by $400 million to $1,250 million overall, subject to borrowing base availability, and implement a rate based on SOFR in lieu of LIBOR. The Senior ABL Credit Facility has a maturity date of July 27, 2026. Borrowings under the Senior ABL Credit Facility bear interest at either the SOFR rate plus an applicable margin ranging from 1.25% to 1.75%, or an alternate base rate plus an applicable margin ranging from 0.25% to 0.75%, depending on the borrowing capacity under the Senior ABL Credit Facility. Additionally, Core & Main LP pays a fee of 0.25% on unfunded commitments under the Senior ABL Credit Facility. As of July 31, 2022, there was $142 million outstanding under the Senior ABL Credit Facility with a weighted average interest rate of 3.61%. The book value of the Senior ABL Credit Facility approximates fair value due to the variable interest rate nature of these borrowings.
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
Substantially all of Core & Main LP’s assets are pledged as collateral for the Senior Term Loan Facility and the Senior ABL Credit Facility.

The aggregate amount of debt payments for the remainder of fiscal 2022 and the next four full fiscal years are as follows:

Fiscal 2022	$7
Fiscal 2023	15
Fiscal 2024	15
Fiscal 2025	15
Fiscal 2026	157
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

	Three Months Ended	Six Months Ended
Accumulated Other Comprehensive Loss	August 1, 2021	August 1, 2021
Beginning of period balance	$(6)	$(8)
Reclassification of expense to interest expense	2	4
Loss on debt modification and extinguishment	5	5
Tax expense on interest rate swap adjustments
Reclassification of expense to interest expense	(1)	(1)
Loss on debt modification and extinguishment	—	—
End of period balance	$—	$—
On July 27, 2021, Core & Main LP entered into an instrument in which it makes payments to a third-party based upon a fixed interest rate of 0.74% and receives payments based upon the one-month LIBOR rate, based on notional amounts associated with borrowings under the Senior Term Loan Facility. The measurement period of the interest rate swap commenced on July 27, 2021 with a notional amount of $1,000 million. The notional amount decreases to $900 million on July 27, 2023, $800 million on July 27, 2024, and $700 million on July 27, 2025 through the instrument maturity on July 27, 2026. This instrument is intended to reduce the Company's exposure to variable interest rates under the Senior Term Loan Facility. As of July 31, 2022, this instrument resulted in an effective fixed rate of 3.24%, based upon the 0.74% fixed rate plus an applicable margin of 2.50%, on $1,000 million of borrowings under the Senior Term Loan Facility.
The fair value of this cash flow interest rate swap was a $65 million and $31 million asset as of July 31, 2022 and January 30, 2022, respectively, which is included within other assets in the Balance Sheet. Fair value is based upon the present value of future cash flows under the terms of the contract and observable market inputs (level 2). Significant inputs used in determining fair value include forward-looking one-month LIBOR rates and the discount rate applied to projected cash flows.

	Three Months Ended		Six Months Ended
Accumulated Other Comprehensive Income	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Beginning of period balance	$63	$—	$26	$—
Measurement adjustment (loss) gain for interest rate swap	(10)	(2)	34	(2)
Reclassification of (income) to interest expense	(1)	—	—	—
Tax benefit (expense) on interest rate swap adjustments
Measurement adjustment (loss) gain for interest rate swap	2	—	(6)	—
Reclassification of (income) to interest expense	—	—	—	—
End of period balance	$54	$(2)	$54	$(2)

7)    INCOME TAXES
For the three months ended July 31, 2022 and August 1, 2021, the Company's effective tax rate was 17.3% and 24.6%, respectively. For the six months ended July 31, 2022 and August 1, 2021, the Company's effective tax rate was 17.6% and 20.1%, respectively. The variations between the Company's estimated effective tax rate and the U.S. statutory rate are primarily due to the portion of the Company's earnings attributable to non-controlling interests following the Reorganization Transactions partially offset by certain permanent book-tax differences.
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
The Company had recorded $92 million and $62 million payables to related parties pursuant to the Former Limited Partners Tax Receivable Agreement and the Continuing Limited Partners Tax Receivable Agreement, respectively, as of July 31, 2022. As of January 30, 2022, the Company had recorded $92 million and $61 million payables to related parties pursuant to the Former Limited Partners Tax Receivable Agreement and the Continuing Limited Partners Tax Receivable Agreement, respectively. Payments to the Former Limited Partners are expected to commence in fiscal year 2023 for which $6 million is included within other current liabilities in the Balance Sheet.
The actual amount and timing of any payments under the Tax Receivable Agreements will vary depending upon a number of factors, including the timing of exchanges by the holders of Partnership Interests, the amount of gain recognized by such holders of Partnership Interests, the amount and timing of the taxable income the Company generates in the future and the federal tax rates then applicable. Assuming (i) that the Continuing Limited Partners exchanged all of their Partnership Interests at $24.14 per share of our Class A common stock (the closing stock price on July 29, 2022), (ii) no material changes in relevant tax law, (iii) a constant corporate tax rate of 25.1%, which represents a pro forma tax rate that includes a provision for U.S. federal income taxes and assumes the highest statutory rate apportioned to each state and local jurisdiction and (iv) that the Company earns sufficient taxable income in each year to realize on a current basis all tax benefits that are subject to the Continuing Limited Partners Tax Receivable Agreement, the Company would recognize a deferred tax asset (subject to offset with existing deferred tax liabilities) of approximately $629 million and a Continuing Limited Partners Tax Receivable Agreement liability of approximately $535 million, payable to the Continuing Limited Partners over the life of the Continuing Limited Partners Tax Receivable Agreement. The full exchange by the Continuing Limited Partners will also decrease Core & Main's aforementioned deferred tax asset associated with its investment in Holdings by $151 million. The foregoing amounts are estimates and subject to change.

8)    SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Receivables
Receivables consisted of the following:

	July 31, 2022	January 30, 2022
Trade receivables, net of allowance for credit losses	$1,178	$784
Supplier rebate receivables	86	100
Receivables, net of allowance for credit losses	$1,264	$884
Depreciation Expense

Depreciation expense is classified within cost of sales and depreciation and amortization. Depreciation expense related to property, plant and equipment, including capitalized software, was as follows:

	Three Months Ended		Six Months Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Depreciation expense	$5	$5	$11	$11

Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following:

	July 31, 2022	January 30, 2022
Accrued bonuses and commissions	$66	$85
Other compensation and benefits	24	24
Accrued compensation and benefits	$90	$109
Other Current Liabilities
Other current liabilities consisted of the following:

	July 31, 2022	January 30, 2022
Accrued non-income taxes	$32	$19
Accrued income taxes	26	12
Other	38	27
Other current liabilities	$96	$58
Leases
The table below presents cash and non-cash impacts associated with leases:

	Six Months Ended
	July 31, 2022	August 1, 2021
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating leases	$33	$28
Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$34	$37
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

	Partnership Interests			Ownership Percentage
	Core & Main	Continuing Limited Partners	Total	Core & Main	Continuing Limited Partners	Total
Balances at January 30, 2022	167,522,403	75,344,408	242,866,811	69.0%	31.0%	100.0%
Issuance of Partnership Interests	8,276	—	8,276	—	—	—
Exchange of Partnership Interests	432,916	(433,034)	(118)	0.2	(0.2)	—
Forfeiture of Partnership Interests	(20)	—	(20)	—	—	—
Vesting of Partnership Interests	—	296,007	296,007	(0.1)	0.1	—
Balances at July 31, 2022	167,963,575	75,207,381	243,170,956	69.1%	30.9%	100.0%

10)    BASIC AND DILUTED EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per share for the three and six months ended July 31, 2022 and from July 23, 2021 to August 1, 2021, the period following the Reorganization Transactions.
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

	Three Months Ended	Six Months Ended	July 23, 2021 through
Basic earnings (loss) per share:	July 31, 2022	July 31, 2022	August 1, 2021
Net income (loss)	$182	$319	$(37)
Net income (loss) attributable to non-controlling interests	67	118	(17)
Net income (loss) available to Class A common stock	115	201	(20)
Weighted average shares outstanding	167,876,179	167,708,034	138,978,366
Net income (loss) per share	$0.69	$1.20	$(0.14)
Diluted earnings (loss) per share:
Net income (loss) available to common shareholders - basic	$115	$201	$(20)
Increase to net income (loss) attributable to dilutive instruments	50	88	—
Net income (loss) available to common shareholders - diluted	165	289	(20)
Weighted average shares outstanding - basic	167,876,179	167,708,034	138,978,366
Incremental shares of common stock attributable to dilutive instruments	78,299,699	78,452,777	—
Weighted average shares outstanding - diluted	246,175,878	246,160,811	138,978,366
Net income (loss) per share - diluted	$0.67	$1.17	$(0.14)
The following table details shares, each weighted for the portion of the period for which they were outstanding, that were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive:

	Three Months Ended	Six Months Ended	July 23, 2021 through
	July 31, 2022	July 31, 2022	August 1, 2021
Partnership Interest/Class B Shares	—	—	84,135,621
Stock appreciation rights	—	—	633,683
Total	—	—	84,769,304

11)    RELATED PARTIES
CD&R affiliates
During the three and six months ended July 31, 2022, the Company had less than $1 million and $1 million, respectively, in purchases of product from affiliates of Clayton, Dubilier & Rice, LLC (“CD&R”), including other companies invested in by funds affiliated with or managed by CD&R (the “CD&R Funds”). During the three and six months ended August 1, 2021, the Company had less than $1 million and $1 million, respectively, in purchases of product from affiliates of CD&R, including other companies invested in by CD&R Funds. There were no amounts payable to affiliates of CD&R at July 31, 2022 and January 30, 2022. There were $1 million and $2 million in sales to affiliates of CD&R for the three and six months ended July 31, 2022, respectively. There was less than $1 million and $5 million in sales to affiliates of CD&R for the three and six months ended August 1, 2021, respectively. The Company had no amounts receivable from affiliates of CD&R at July 31, 2022 and January 30, 2022.
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
Basis of Presentation
Core & Main, Inc. (“Core & Main” and collectively with its subsidiaries, the “Company,” “we,” “our” or “us”) is a holding company and its primary material asset is its direct and indirect ownership interest in Core & Main Holdings, LP, a Delaware limited partnership (“Holdings”). Holdings has no operations and no material assets of its own other than its indirect ownership interest in Core & Main LP, a Florida limited partnership, the legal entity that conducts the operations of Core & Main. Because Core & Main is the general partner of Holdings, it operates and controls all of the business and affairs of Holdings and, through Holdings and its subsidiaries, conducts our business. Accordingly, the condensed consolidated financial information of Core & Main presented herein, including the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, includes the consolidated financial information of Holdings and its subsidiaries. The ownership interest of the Continuing Limited Partners related to Partnership Interests (each as defined in Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) held by the Continuing Limited Partners is reflected as non-controlling interests in Core & Main’s condensed consolidated financial statements.
Fiscal Year
Our fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. Each of the three months ended July 31, 2022 and three months ended August 1, 2021 included 13 weeks and each of the six months ended July 31, 2022 and six months ended August 1, 2021 included 26 weeks. The current fiscal year ending January 29, 2023 (“fiscal 2022”) will include 52 weeks.

Key Factors Affecting Our Business
End-Markets and General Economic Conditions
Historically, demand for our products has been closely tied to municipal infrastructure spending, non-residential construction and residential construction in the U.S. We estimate that, based on net sales for the fiscal year ended January 30, 2022 (“fiscal 2021”) , our exposure by end market was approximately 39% municipal, 39% non-residential and 22% residential. Infrastructure spending and the non-residential and residential construction markets are subject to cyclical market pressures. Municipal demand has been relatively steady over the long term due to the consistent and immediate need to replace broken infrastructure, however activity levels are subject to the availability of funding for municipal projects. Non-residential and residential construction activities are primarily driven by availability of credit, interest rates, general economic conditions, consumer confidence and other factors that are beyond our control. The length and magnitude of these cycles have varied over time and by market. Cyclicality can also have an impact on the products we procure for our customers or our related services, as further discussed under “—Price Fluctuations” below.

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
In August 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which includes a 15% book-income alternative minimum tax on corporations with average applicable financial statement income over $1 billion for any 3-year period ending with 2022 or later and a 1% excise tax on the fair market value of stock that is repurchased by publicly traded U.S. corporations or their specified affiliates. The alternative minimum tax and the excise tax are effective in taxable years beginning after December 31, 2022. Currently, we do not qualify for the alternative minimum tax. As part of our approach to our capital allocation, we will evaluate any impact related to the excise tax on stock repurchases by the Company.
Seasonality
Our operating results within a fiscal year are typically impacted by seasonality. Although weather patterns affect our operating results throughout the year, adverse winter weather historically has reduced construction, maintenance and repair activity. As a result, net sales are typically lower in our first and fourth fiscal quarters, especially in northern geographic regions. Abnormal levels of precipitation may negatively impact our operating results as it may result in the delay of construction projects. Our operating results may also be adversely affected by hurricanes, which typically occur during our third fiscal quarter. Our cash flows from operating activities are typically lower during the first and second fiscal quarters due to investment in working capital and annual incentive compensation payments and are typically higher during the third and fourth fiscal quarters due to cash inflows associated with receivable collections and reduced inventory purchases. Product availability constraints and inflation may have impacted the typical seasonality of operating results for the first half of fiscal 2022 as certain orders may have been accelerated by our customers. This may increase the risk of lower net sales during the remainder of fiscal 2022 if customer orders are lower and commodity prices decline, as further discussed under “—Price Fluctuations” below.
Price Fluctuations
Our financial performance is impacted by price fluctuations in commodity-based products and our ability to reflect these changes, in a timely manner, in our customer pricing. Such commodity-based products include PVC, ductile iron, fusible HDPE and steel and copper pipe and tubing products, which collectively accounted for approximately 32% of our net sales in fiscal 2021.
We are also exposed to fluctuations in costs for petroleum as we distribute a substantial portion of our products by truck. Petroleum prices have recently experienced significant increases as a result of the conflict in Ukraine and other factors. In addition, we are exposed to fluctuations in prices for imported products due to logistical challenges and changes in labor, fuel, container and other importation-related costs. We may also face price fluctuations on other products due to constrained labor availability and manufacturing capacity of our suppliers. Our ability to reflect these changes, in a timely manner, in our customer pricing may impact our financial performance.
If we are able to pass through price increases to our customers, our net sales will increase; conversely, during periods of deflation, our customer pricing may decrease to remain competitive, resulting in decreased net sales. The cost to procure the products we sell are historically volatile and subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, market speculation, government regulation, weather events, trade policies and periodic delays in the delivery of our products. During fiscal 2021 and continuing into fiscal 2022, we experienced significant price inflation and product surcharges in respect of certain of our commodity-based products, as well as other product categories, and supply chain, which we expect to continue to experience in the near-term and have sought to mitigate through inventory management, effective sourcing and customer pricing. Over the course of fiscal 2021 and continuing into fiscal 2022, we experienced increasing pressure on our supply chain due to several factors, including, but not limited to, delays from our suppliers, labor availability, global logistics and the availability of raw materials, in part due to the impact of COVID-19 on the global economy and the conflict in Ukraine that limited product availability and further exacerbated the effects of inflation. For example, access to certain meter products that we sell is dependent on the ability of our suppliers to obtain semi-conductor chips. The global supply shortage of semi-conductor chips has impacted various industries and companies, including us, and there is no certainty as to when availability will return to historic levels. For the remainder of fiscal 2022, we expect recent year-over-year growth rates to moderate as we anniversary the initial effects of inflation in fiscal 2021. As we have experienced significant inflation over a relatively short period, there is increased risk that we may experience a higher level of deflation or substantially lower net sales growth than in recent periods to the extent there are improvements in the availability of labor, transportation and products.

Interest Rates
Certain of our indebtedness, including borrowings under the $1,500 million seven-year senior term loan (the “Senior Term Loan Facility”) and the asset-based revolving credit facility with a borrowing capacity of up to $1,250 million and a maturity date of July 27, 2026 (the “Senior ABL Credit Facility”), are subject to variable rates of interest and expose us to interest rate risk. The Senior Term Loan Facility bears interest based on the London Interbank Offered Rate (“LIBOR”) and the Senior ABL Credit Facility bears interest based on the secured overnight financing rate (“SOFR”). If interest rates increase, our debt service obligations on our variable-rate indebtedness would increase and our net income would decrease, even though the amount borrowed under the facilities remained the same. As of July 31, 2022, we had $1,627 million of outstanding variable-rate debt. We seek to mitigate our exposure to interest rate volatility through the entry into interest rate swap instruments, such as our current interest rate swap, associated with borrowings under the Senior Term Loan Facility, that effectively converts $1,000 million of our variable rate debt to fixed rate debt, which notional amount decreases to $900 million on July 27, 2023, $800 million on July 27, 2024, and $700 million on July 27, 2025 through the instrument maturity on July 27, 2026. Despite these efforts, unfavorable movement in interest rates may result in higher interest expense and cash payments.
Acquisitions
In addition to our organic growth strategy, we opportunistically pursue strategic asset and business acquisitions to grow our business. Below is a summary of the acquisitions that closed during the six months ended July 31, 2022 and fiscal 2021 and the related transaction value (in each case, excluding working capital and other purchase price adjustments, unless otherwise noted).

Name	Product Lines	Closing Date	Transaction Value (in millions)
Earthsavers Erosion Control, LLC (“Earthsavers”)	Storm Drainage	June 2022	$25
Other 2022 Acquisitions	Pipes, Valves & Fittings	Various	17
L&M Bag & Supply Co., Inc. (“L&M”)	Storm Drainage	August 2021	60
Pacific Pipe Company, Inc. (“Pacific Pipe”)	Pipes, Valves & Fittings; Storm Drainage	August 2021	103
As we integrate these and other acquisitions into our existing operations, we may not be able to identify the specific financial statement impacts associated with these acquisitions. There can be no assurance that the anticipated benefits of the acquisitions will be realized on the timeline we expect, or at all.
COVID-19 Pandemic Supply Chain Impacts
As we monitor the ongoing impact of the COVID-19 pandemic, including the effects of recent notable variants of the virus, we have continued to operate as an essential business, providing products and services to our customers needed to invest in and maintain our nation’s infrastructure. During fiscal 2021 and continuing in fiscal 2022, we have experienced increasing pressure on our supply chain due to several factors, including, but not limited to, longer lead times from our suppliers, labor availability, global logistics and availability of raw materials that are in part due to the impact of COVID-19 on the global economy. Depending on the ultimate scope and duration of supply chain disruptions, we may experience increases in product costs which we may not be able to pass on to our customers, loss of sales due to lack of product availability or potential customer claims from the inability to provide products in accordance with contractual terms. We continue to proactively monitor the situation and our supply chain and assess further possible implications to our business.
CARES Act
On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act allowed for the deferral of the employer share of social security taxes for the period from March 27, 2020 through December 31, 2020. As of July 31, 2022, we have deferred payment of $5 million in employer share of social security taxes in accordance with the CARES Act that are required to be repaid by December 31, 2022, which are expected to result in additional operating cash outflows during fiscal 2022.

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

Results of Operations

Three Months Ended July 31, 2022 Compared with Three Months Ended August 1, 2021
Amounts in millions (except per share data)

	Three Months Ended
	July 31, 2022	August 1, 2021

Net sales	$1,861	$1,298
Cost of sales	1,360	973
Gross profit	501	325
Operating expenses:
Selling, general and administrative	230	192
Depreciation and amortization	34	33
Total operating expenses	264	225
Operating income	237	100
Interest expense	17	37
Loss on debt modification and extinguishment	—	50
Income before provision for income taxes	220	13
Provision for income taxes	38	3
Net income	182	10
Less: net income (loss) attributable to non-controlling interests	67	(17)
Net income attributable to Core & Main, Inc.	$115	$27
Earnings (loss) per share:
Basic	$0.69	$(0.14)
Diluted	$0.67	$(0.14)
Non-GAAP Financial Data:
Adjusted EBITDA	$277	$155
Net Sales
Net sales for the three months ended July 31, 2022 increased $563 million, or 43.4%, to $1,861 million compared with $1,298 million for the three months ended August 1, 2021. The increase in net sales was primarily attributable to price inflation, volume growth and acquisitions, with price inflation representing approximately three-fourths of the net sales increase. The volume increases were driven by market volume growth and share gains in part due to preferred access to products during a period of material shortages, which helped drive growth across all product lines. Net sales growth for pipes, valves & fittings and storm drainage products benefited from price inflation, end-market growth and acquisitions. Net sales growth for fire protection products also benefited from price inflation and end-market growth. Net sales of meter products grew at a slower pace primarily due to continued shortages of semi-conductor chips that are components of certain smart meter products.

	Three Months Ended
	July 31, 2022	August 1, 2021	Percentage Change

Pipes, valves & fittings products	$1,291	$888	45.4%
Storm drainage products	266	173	53.8%
Fire protection products	192	138	39.1%
Meter products	112	99	13.1%
Total net sales	$1,861	$1,298

Gross Profit
Gross profit for the three months ended July 31, 2022 increased $176 million, or 54.2%, to $501 million compared with $325 million for the three months ended August 1, 2021. The increase in net sales contributed an additional $141 million of gross profit and the increase in gross profit as a percentage of net sales contributed $35 million. Gross profit as a percentage of net sales for the three months ended July 31, 2022 was 26.9% compared with 25.0% for the three months ended August 1, 2021. The overall increase in gross profit as a percentage of net sales was primarily attributable to strategic inventory investments ahead of announced price increases, a favorable pricing environment, the execution of our gross margin initiatives and accretive acquisitions.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for the three months ended July 31, 2022 increased $38 million, or 19.8%, to $230 million compared with $192 million during the three months ended August 1, 2021. The increase was primarily attributable to an increase of $39 million in personnel expenses, which was primarily driven by higher variable compensation costs and headcount from acquisitions. In addition, distribution and facility costs increased related to volume, inflation and acquisitions. These factors were partially offset by a $15 million decrease related to equity-based compensation expense due to accounting for a modification to equity awards in the prior year period. SG&A expenses as a percentage of net sales was 12.4% for the three months ended July 31, 2022 compared with 14.8% for the three months ended August 1, 2021. The decrease was attributable to our ability to leverage our fixed costs and lower equity-based compensation expense during fiscal 2022.
Depreciation and Amortization Expense
Depreciation and amortization (“D&A”) expense for the three months ended July 31, 2022 was $34 million compared with $33 million during the three months ended August 1, 2021. The increase primarily was attributable to amortization related to the Earthsavers, Pacific Pipe and L&M acquisitions, partially offset by lower amortization on existing customer relationship intangible assets.
Operating Income
Operating income for the three months ended July 31, 2022 was $237 million compared with $100 million during the three months ended August 1, 2021. The increase in operating income was attributable to higher net sales and gross profit, primarily from price inflation, volume growth and acquisitions, and lower equity-based compensation expense during fiscal 2022. These factors were partially offset by higher variable compensation costs and higher personnel expenses due to increased headcount from acquisitions.
Interest Expense
Interest expense was $17 million for the three months ended July 31, 2022 compared with $37 million for the three months ended August 1, 2021. The decrease was primarily attributable to the redemption of the Senior 2024 Notes and the Senior 2025 Notes (each as defined in Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) completed on July 27, 2021.
Loss on Debt Modification and Extinguishment
For the three months ended August 1, 2021, we recognized a loss on debt modification and extinguishment of $50 million. The loss on debt modification and extinguishment included (i) a write off of $8 million in deferred financing fees associated with the redemption of the Senior 2024 Notes, (ii) a write off of $13 million in deferred financing fees associated with the redemption of the Senior 2025 Notes, (iii) a write off of $5 million in deferred financing fees associated with the settlement of the Prior Term Loan Facility (as defined in Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), (iv) redemption premiums of $6 million and $12 million for the Senior 2024 Notes and Senior 2025 Notes, respectively, (v) the settlement of the cash flow interest rate swap of $5 million, and (vi) third party expenses for the Senior Term Loan Facility of $1 million.

Provision for Income Taxes
The provision for income taxes for the three months ended July 31, 2022 increased $35 million to $38 million compared with $3 million for the three months ended August 1, 2021. For the three months ended July 31, 2022 and August 1, 2021, our effective tax rate was 17.3% and 24.6%, respectively. The effective tax rate for each period reflects only the portion of net income that is attributable to taxable entities. The lower effective tax rate is attributable to lower permanent differences and fixed tax amounts coupled with higher income before provision for income taxes in fiscal 2022.

Net Income
Net income for the three months ended July 31, 2022 increased $172 million to $182 million compared with $10 million for the three months ended August 1, 2021. The increase in net income was primarily attributable to higher operating income, the $50 million loss on debt modification and extinguishment and equity award modification expense, both of which occurred in fiscal 2021, and lower interest expense, partially offset by an increase in income taxes.
Net Income (Loss) Attributable to Non-controlling Interests
Net income attributable to non-controlling interests for the three months ended July 31, 2022 was $67 million compared with a net loss attributable to non-controlling interests of $17 million for the three months ended August 1, 2021. This represents the allocation of the Holdings’ net income for the three months ended July 31, 2022 to holders of Partnership Interests other than Core & Main. For the three months ended August 1, 2021, the allocation of Holdings’ net loss to holders of Partnership Interests other than Core & Main for the period from July 23, 2021 through August 1, 2021, which was primarily attributable to the $50 million loss on debt modification and extinguishment that occurred on July 27, 2021.

Net Income Attributable to Core & Main, Inc.
Net income attributable to Core & Main, Inc. for the three months ended July 31, 2022 was $115 million compared with $27 million for the three months ended August 1, 2021. This represents the allocation of Holdings’ net income for the three months ended July 31, 2022 to Core & Main. For the three months ended August 1, 2021, the allocation of Holdings’ net income to Core & Main, Inc. includes net income of Holdings for the period from May 3, 2021 to July 22, 2021.

Earnings (Loss) Per Share
The Class A common stock basic earnings per share and diluted earnings per share for the three months ended July 31, 2022 were $0.69 and $0.67, respectively. The Class A common stock basic loss per share and diluted loss per share for the three months ended August 1, 2021 represent the period from July 23, 2021 through August 1, 2021, the period following the Reorganization Transactions. The Class A common stock basic loss per share and diluted loss per share for the period from July 23, 2021 through August 1, 2021 were $0.14 and $0.14, respectively. The net loss attributable to Core & Main, Inc. for the period from July 23, 2021 through August 1, 2021 primarily reflects Core & Main's share of the $50 million loss on debt modification and extinguishment that occurred on July 27, 2021.

Adjusted EBITDA
Adjusted EBITDA for the three months ended July 31, 2022 increased $122 million, or 78.7%, to $277 million compared with $155 million for the three months ended August 1, 2021. Growth in Adjusted EBITDA was primarily attributable to higher net sales, improved gross profit margins, and leveraging our cost structure on the increase in net sales. For a reconciliation of Adjusted EBITDA to net income or net income attributable to Core & Main, Inc., the most comparable GAAP financial metric, as applicable, see “—Non-GAAP Financial Measures.”

Six Months Ended July 31, 2022 Compared with Six Months Ended August 1, 2021
Amounts in millions (except per share data)

	Six Months Ended
	July 31, 2022	August 1, 2021

Net sales	$3,459	$2,353
Cost of sales	2,537	1,771
Gross profit	922	582
Operating expenses:
Selling, general and administrative	436	346
Depreciation and amortization	69	67
Total operating expenses	505	413
Operating income	417	169
Interest expense	30	73
Loss on debt modification and extinguishment	—	50
Income before provision for income taxes	387	46
Provision for income taxes	68	9
Net income	319	37
Less: net income (loss) attributable to non-controlling interests	118	(17)
Net income attributable to Core & Main, Inc.	$201	$54
Earnings (loss) per share:
Basic	$1.20	$(0.14)
Diluted	$1.17	$(0.14)
Non-GAAP Financial Data:
Adjusted EBITDA	$496	$264
Net Sales
Net sales for the six months ended July 31, 2022 increased $1,106 million, or 47.0%, to $3,459 million compared with $2,353 million for the six months ended August 1, 2021. The increase in net sales was primarily attributable to price inflation, volume growth and acquisitions, with price inflation representing approximately three-fourths of the net sales increase. The volume increases were driven by market volume growth and share gains in part due to preferred access to products during a period of material shortages, which helped drive growth across all product lines. Net sales growth for pipes, valves & fittings and storm drainage products benefited from price inflation, end-market growth and acquisitions. Net sales growth for fire protection products also benefited from price inflation and end-market growth. Net sales of meter products grew at a slower pace primarily due to continued shortages of semi-conductor chips that are components of certain smart meter products.

	Six Months Ended
	July 31, 2022	August 1, 2021	Percentage Change

Pipes, valves & fittings products	$2,401	$1,593	50.7%
Storm drainage products	475	303	56.8%
Fire protection products	364	257	41.6%
Meter products	219	200	9.5%
Total net sales	$3,459	$2,353

Gross Profit
Gross profit for the six months ended July 31, 2022 increased $340 million, or 58.4%, to $922 million compared with $582 million for the six months ended August 1, 2021. The increase in net sales contributed an additional $273 million of gross profit and the increase in gross profit as a percentage of net sales contributed $67 million. Gross profit as a percentage of net sales for the six months ended July 31, 2022 was 26.7% compared with 24.7% for the six months ended August 1, 2021. The overall increase in gross profit as a percentage of net sales was primarily attributable to strategic inventory investments ahead of announced price increases, a favorable pricing environment, the execution of our gross margin initiatives and accretive acquisitions.
Selling, General and Administrative Expenses
SG&A expenses for the six months ended July 31, 2022 increased $90 million, or 26.0%, to $436 million compared with $346 million during the six months ended August 1, 2021. The increase was primarily attributable to an increase of $76 million in personnel expenses, which was primarily driven by higher variable compensation costs and headcount from acquisitions. In addition, distribution and facility costs increased related to volume, inflation and acquisitions. These factors were partially offset by a $13 million decrease related to equity-based compensation expense due to accounting for a modification to equity awards in the prior year period. SG&A expenses as a percentage of net sales was 12.6% for the six months ended July 31, 2022 compared with 14.7% for the six months ended August 1, 2021. The decrease was attributable to our ability to leverage our fixed costs and lower equity-based compensation expense during fiscal 2022.
Depreciation and Amortization Expense
D&A expense for the six months ended July 31, 2022 was $69 million compared with $67 million during the six months ended August 1, 2021. The increase primarily was attributable to amortization related to the Earthsavers, Pacific Pipe and L&M acquisitions, partially offset by lower amortization on existing customer relationship intangible assets.
Operating Income
Operating income for the six months ended July 31, 2022 was $417 million compared with $169 million during the six months ended August 1, 2021. The increase in operating income was attributable to higher net sales and gross profit, primarily from price inflation, volume growth and acquisitions, and lower equity-based compensation expense in fiscal 2022. These factors were partially offset by higher variable compensation costs and higher personnel expenses due to increased headcount from acquisitions.
Interest Expense
Interest expense was $30 million for the six months ended July 31, 2022 compared with $73 million for the six months ended August 1, 2021. The decrease was primarily attributable to the redemption of the Senior 2024 Notes and the Senior 2025 Notes completed on July 27, 2021.
Loss on Debt Modification and Extinguishment
For the six months ended August 1, 2021, we recognized a loss on debt modification and extinguishment of $50 million. The loss on debt modification and extinguishment included (i) a write off of $8 million in deferred financing fees associated with the redemption of the Senior 2024 Notes, (ii) a write off of $13 million in deferred financing fees associated with the redemption of the Senior 2025 Notes, (iii) a write off of $5 million in deferred financing fees associated with the settlement of the Prior Term Loan Facility, (iv) redemption premiums of $6 million and $12 million for the Senior 2024 Notes and Senior 2025 Notes, respectively, (v) the settlement of the cash flow interest rate swap of $5 million, and (vi) third-party expenses for the Senior Term Loan Facility of $1 million.

Provision for Income Taxes
The provision for income taxes for the six months ended July 31, 2022 increased $59 million to $68 million compared with $9 million for the six months ended August 1, 2021. For the six months ended July 31, 2022 and August 1, 2021, our effective tax rate was 17.6% and 20.1%, respectively. The effective tax rate for each period reflects only the portion of net income that is attributable to taxable entities. The lower effective tax rate is attributable to lower permanent differences and fixed tax amounts coupled with higher income before provision for income taxes in fiscal 2022.

Net Income
Net income for the six months ended July 31, 2022 increased $282 million to $319 million compared with $37 million for the six months ended August 1, 2021. The increase in net income was primarily attributable to higher operating income, the $50 million loss on debt modification and extinguishment and equity award modification expense, both of which occurred in fiscal 2021, and lower interest expense, partially offset by an increase in income taxes.

Net Income (Loss) Attributable to Non-controlling Interests
Net income attributable to non-controlling interests for the six months ended July 31, 2022 was $118 million compared with a net loss attributable to non-controlling interests of $17 million for the six months ended August 1, 2021. This represents the allocation of the Holdings’ net income for the six months ended July 31, 2022 to holders of Partnership Interests other than Core & Main. For the six months ended August 1, 2021, the allocation of Holdings’ net loss to holders of Partnership Interests other than Core & Main is for the period from July 23, 2021 through August 1, 2021, which was primarily attributable to the $50 million loss on debt modification and extinguishment that occurred on July 27, 2021.

Net Income Attributable to Core & Main, Inc.
Net income attributable to Core & Main, Inc. for the six months ended July 31, 2022 was $201 million compared with $54 million for the six months ended August 1, 2021. This represents the allocation of Holdings’ net income for the six months ended July 31, 2022 to Core & Main. For the six months ended August 1, 2021, the allocation of Holdings’ net income to Core & Main, Inc. includes net income of Holdings for the period from February 1, 2021 to July 22, 2021.

Earnings (Loss) Per Share
The Class A common stock basic earnings per share and diluted earnings per share for the six months ended July 31, 2022 were $1.20 and $1.17, respectively. The Class A common stock basic loss per share and diluted loss per share for the six months ended August 1, 2021 represent the period from July 23, 2021 through August 1, 2021, the period following the Reorganization Transactions. The Class A common stock basic loss per share and diluted loss per share for the period from July 23, 2021 through August 1, 2021 were $0.14 and $0.14, respectively. The net loss attributable to Core & Main, Inc. for the period from July 23, 2021 through August 1, 2021 primarily reflects Core & Main's share of the $50 million loss on debt modification and extinguishment that occurred on July 27, 2021.

Adjusted EBITDA
Adjusted EBITDA for the six months ended July 31, 2022 increased $232 million, or 87.9%, to $496 million compared with $264 million for the six months ended August 1, 2021. Growth in Adjusted EBITDA was primarily attributable to higher net sales, improved gross profit margins, and leveraging our cost structure on the increase in net sales. For a reconciliation of Adjusted EBITDA to net income or net income attributable to Core & Main, Inc., the most comparable GAAP financial metric, as applicable, see “—Non-GAAP Financial Measures.”

Liquidity and Capital Resources
Historically, we have financed our liquidity requirements through cash flows from operating activities, borrowings under our credit facilities and issuances of equity and debt securities. Our principal historical liquidity requirements have been for working capital, capital expenditures, acquisitions and servicing indebtedness.
As of July 31, 2022, our cash and cash equivalents was approximately zero and we had $142 million outstanding borrowings on our Senior ABL Credit Facility, which provides for borrowings of up to $1,250 million, subject to borrowing base availability. As of July 31, 2022, after giving effect to approximately $9 million of letters of credit issued under the Senior ABL Credit Facility and outstanding borrowings under the Senior ABL Credit Facility, Core & Main LP would have been able to borrow approximately $1,099 million under the Senior ABL Credit Facility, subject to borrowing base availability. Our short term debt obligations of $15 million are related to quarterly amortization principal payments on the Senior Term Loan Facility.
We are required to make cash payments in future periods under the Tax Receivable Agreements. Payments to the Former Limited Partners are expected to commence in fiscal year 2023 and payments to the Continuing Limited Partner are expected to commence in fiscal year 2024. Payments under the Tax Receivable Agreements are only required to be made to the extent that we utilize the corresponding new or existing tax assets to reduce payments to federal, state and local taxing authorities. These payments are in an amount that represents 85% of the reduction in payments to federal, state and local taxing authorities. As such, the cash savings from the incremental tax deductions are expected to exceed the payments under the Tax Receivable Agreements over the life of these arrangements. Based on the anticipated filing date of income tax returns and contractual payment terms in the Tax Receivable Agreements, we expect these payments to occur two fiscal years after we utilize the corresponding tax deductions. For additional information related to the impacts to deferred tax asset and Tax Receivable Agreement liability balances for future exchanges of Partnership Interests, see Note 7 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Additionally, we continuously evaluate our approach to our capital allocation, which may include acquisitions, greenfields, debt reduction (including through open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and opportunistic refinancing of debt), stock repurchases and dividends or other distributions. The execution of these, and other, capital allocation activities may be at the discretion of, and subject to the approval by, our board of directors and will depend on our financial condition, earnings, liquidity and capital requirements, market conditions, level of indebtedness, contractual restrictions, compliance with our debt covenants, restrictions imposed by Delaware law, general business conditions and any other factors that our board of directors deems relevant in making any such determination. Therefore, there can be no assurance that we will engage in any or all of these actions or to what amount of capital we will allocate to each option. Our affiliates may also purchase our debt from time to time, through open market purchases or other transactions. In such cases, our debt may not be retired, in which case we would continue to pay interest in accordance with the terms of such debt and we would continue to reflect the debt as outstanding in our consolidated Balance Sheets.
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

Information about our cash flows, by category, is presented in the Condensed Consolidated Statements of Cash Flows and is summarized as follows:

	Six Months Ended
	July 31, 2022	August 1, 2021

Cash flows used in operating activities	$(60)	$(99)
Cash flows used in investing activities	(56)	(13)
Cash flows provided by (used in) financing activities	115	(202)
Decrease in cash and cash equivalents	$(1)	$(314)
Operating Activities
Net cash used in operating activities was $60 million for the six months ended July 31, 2022 compared with $99 million for the six months ended August 1, 2021. The improvement in operating cash flows was primarily driven by higher operating income from price inflation and volume growth and $75 million in lower cash interest payments due to the redemption of the Senior 2024 Notes and Senior 2025 Notes completed on July 27, 2021. These factors were partially offset by a higher investment in working capital based on strong net sales growth, driven by inflation and volume growth, strategic inventory purchases and a $47 million increase in tax payments due to higher income before provision for income taxes.
Investing Activities
Net cash used in investing activities increased by $43 million to $56 million for the six months ended July 31, 2022 compared with $13 million for the six months ended August 1, 2021, primarily attributable to the fiscal 2022 cash outflows of $42 million related to the Earthsavers Acquistion and the Other 2022 Acquisitions and a $7 million increase in capital expenditures, partially offset by the payment for the settlement of an interest rate swap in fiscal 2021.
Financing Activities
Net cash provided by financing activities was $115 million for the six months ended July 31, 2022 compared with net cash used in financing activities of $202 million for the six months ended August 1, 2021. The change of $317 million was primarily attributable to a $974 million decrease in outflows for debt repayments, net of debt issuances, discounts, issuance costs, and modification costs, and a $3 million decrease in distributions to non-controlling interest holders during fiscal 2022. This was partially offset by fiscal 2021 inflows related to net IPO proceeds of approximately $660 million, after deducting underwriting discounts, commissions and offering expenses paid.

Financing
Senior Term Loan Facility
Core & Main LP’s Senior Term Loan Facility has an original aggregate principal amount of $1,500 million, which matures on July 27, 2028. The Senior Term Loan Facility requires quarterly principal payments, payable on the last business day of each fiscal quarter in an amount equal to approximately 0.25% of the original principal amount of the Senior Term Loan Facility. The remaining balance is payable upon final maturity of the Senior Term Loan Facility on July 27, 2028. The Senior Term Loan Facility bears interest at a rate equal to (i) LIBOR plus, in each case, an applicable margin of 2.50% or (ii) the base rate, which will be the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) the overnight federal funds rate plus 0.50% per annum and (z) one-month LIBOR (adjusted for maximum reserves) plus 1.00% per annum, plus, in each case, an applicable margin of 1.50%. The Senior Term Loan Facility is subject to a LIBOR “floor” of 0.00%. The weighted average interest rate, excluding the effect of the interest rate swap, of Core & Main LP's outstanding borrowings under the Senior Term Loan Facility as of July 31, 2022 was 4.64%. See further discussion of the interest rate swap below. Based on quotes from financial institutions (i.e., level 2 of the fair value hierarchy) the fair value of the Senior Term Loan Facility was $1,431 million at July 31, 2022.

Asset-Based Credit Facility
On July 29, 2022, Core & Main LP amended the terms of the Senior ABL Credit Facility in order to, among other things, increase the aggregate amount of commitments by $400 million to $1,250 million overall, subject to borrowing base availability, and implement a rate based on SOFR in lieu of LIBOR. The Senior ABL Credit Facility has a maturity date of July 27, 2026. Borrowings under the Senior ABL Credit Facility bear interest at either the SOFR rate plus an applicable margin ranging from 1.25% to 1.75%, or an alternate base rate plus an applicable margin ranging from 0.25% to 0.75%, depending on the borrowing capacity under the Senior ABL Credit Facility. Additionally, Core & Main LP pays a fee of 0.25% on unfunded commitments under the Senior ABL Credit Facility. As of July 31, 2022, there was $142 million outstanding under the Senior ABL Credit Facility with a weighted average interest rate of 3.61%. The book value of the Senior ABL Credit Facility approximates fair value due to the variable interest rate nature of these borrowings.
Interest Rate Swap
On July 27, 2021, Core & Main LP entered into an interest rate swap in which it makes payments to a third-party based upon a fixed interest rate of 0.74% and receives payments based upon the one-month LIBOR rate, based on notional amounts associated with borrowings under the Senior Term Loan Facility. The measurement period of the instrument commenced on July 27, 2021 with a notional amount of $1,000 million. The notional amount decreases to $900 million on July 27, 2023, $800 million on July 27, 2024, and $700 million on July 27, 2025 through the instrument maturity on July 27, 2026. This instrument is intended to reduce our exposure to variable interest rates under the Senior Term Loan Facility. As of July 31, 2022, this instrument resulted in an effective fixed rate of 3.24%, based upon the 0.74% fixed rate plus an applicable margin of 2.50%, on $1,000 million of borrowings under the Senior Term Loan Facility.
The fair value of this cash flow interest rate swap was a $65 million and $31 million asset as of July 31, 2022 and January 30, 2022, respectively, which is included within other assets in the Balance Sheet. Fair value is based upon the present value of future cash flows under the terms of the contract and observable market inputs (level 2). Significant inputs used in determining fair value include forward looking one-month LIBOR rates and the discount rate applied to projected cash flows.
Purchase Obligations
As of July 31, 2022, the Company had agreements in place with various vendors to purchase goods and services, primarily inventory, in the aggregate amount of $1,842 million. These purchase obligations are generally cancelable, but the Company foresees no intent to cancel. Payment is dependent on lead times from our suppliers, and could be extended due to supply chain disruptions. Payments are generally expected to be made during fiscal 2022 and fiscal 2023 for these obligations.

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
The following table sets forth a reconciliation of net income or net income attributable to Core & Main, Inc. to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Net income attributable to Core & Main, Inc.	$115	$27	$201	$54
Less: net income (loss) attributable to non-controlling interest	67	(17)	118	(17)
Net income	182	10	319	37
Depreciation and amortization (1)	34	34	70	69
Provision for income taxes	38	3	68	9
Interest expense	17	37	30	73
EBITDA	$271	$84	$487	$188
Loss on debt modification and extinguishment	—	50	—	50
Equity-based compensation	4	19	7	20
Acquisition expenses (2)	2	1	2	3
Offering expenses (3)	—	1	—	3
Adjusted EBITDA	$277	$155	$496	$264
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

Critical Accounting Policies and Estimates
A summary of our significant accounting policies are discussed in Note 2 to the audited consolidated financial statements in our 2021 Annual Report on Form 10-K. The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates and assumptions are based on historical experiences and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results of operations and require management judgment. There have been no significant changes to these policies which have had a material impact on the Company’s interim unaudited condensed consolidated financial statements and related notes during the three and six months ended July 31, 2022.

Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of July 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These risks include fluctuations in interest rates and prices, including price fluctuations related to our commodity-based products.
Interest Rate Risk
Our credit facilities bear interest at a floating rate. The Senior Term Loan Facility bears interest generally equal to LIBOR plus an applicable margin. The Senior ABL Credit Facility bears interest generally equal to SOFR plus an applicable margin. As a result, we are exposed to fluctuations in interest rates to the extent of our net borrowings under the Senior Term Loan Facility and the Senior ABL Credit Facility, which were $1,627 million at July 31, 2022. As of July 31, 2022, excluding the impact of any interest rate swap, each one percentage point change in interest rates would result in an approximately $15 million change in the annual interest expense on the Senior Term Loan Facility. As of July 31, 2022, assuming availability was fully utilized and excluding the impact of any interest rate swap instruments, each one percentage point change in interest rates would result in an approximately $13 million change in annual interest expense on the Senior ABL Credit Facility. See “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Key Factors Affecting Our Business—Interest Rates.”
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
Price Risk
We are exposed to price fluctuations in our products and our ability to reflect these changes, in a timely manner, in our customer pricing. These price fluctuations may be more volatile in commodity-based products, including PVC, ductile iron, fusible HDPE and steel and copper pipe and tubing products. Our operating performance may be affected by both upward and downward price fluctuations. To the extent we are able to pass price increases on to our customers in a timely manner, increases in our product costs correspondingly increase the price levels of the products we sell. Conversely, decreases in our product costs can correspondingly lower the price levels of the products we sell in order to remain competitive in our markets. Changes to product costs may lead to a risk of a reduction to our margins, which we seek to minimize through strategic inventory investments ahead of announced price increases, the execution of our gross margin initiatives and accretive acquisitions. We are also exposed to fluctuations in petroleum costs as we deliver a substantial portion of the products we sell by truck and fluctuations in prices for imported products due to logistical challenges. We seek to minimize the effects of inflation and changing prices through economies of purchasing and inventory management resulting in cost reductions and productivity improvements as well as price increases to maintain reasonable gross margins. Such price fluctuations have from time to time produced volatility in our financial performance and could do so in the future.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that, as of July 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
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
None.
b. Use of Proceeds from Public Offering of Common Stock
None.
c. Issuer Purchases of Equity Securities
The following is a summary of our repurchases of shares of Class A common stock during the three months ended July 31, 2022:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
May 2 - May 31	2,050	$22.74	N/A	N/A
June 1 - June 30	643	21.82	N/A	N/A
July 1 - July 31	3,673	22.23	N/A	N/A
	6,366	$22.35	—	—

(1) The repurchases of CNM common stock during the quarter were pursuant to shares of Class A common stock withheld to cover employee tax withholding obligations upon issuance of unit appreciation rights and vesting of restricted stock units pursuant to terms of the Company’s Equity Incentive Plan.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

10.1†	Form of Employee RSU Agreement*

10.2†	Form of Employee Stock Option Agreement*

10.3
Amendment No. 4 to the ABL Credit Agreement, dated as of July 29, 2022, by and among Core & Main LP, the several banks and other financial institutions party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Core & Main's Current Report on Form 8-K, filed on August 1, 2022).

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

Date: September 13, 2022	CORE & MAIN, INC.

	By:	/s/ Stephen O. LeClair
Name: Stephen O. LeClair
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark R. Witkowski
Name: Mark R. Witkowski
Title: Chief Financial Officer
(Principal Financial Officer)