Form 10-Q
period 2022-10-30
Core & Main, Inc.
filed 2022-12-13
CIK 1856525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of December 9, 2022, there were 172,399,331 shares of the registrant’s Class A common stock, par value $0.01 per share, and 73,498,925 shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding.

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
•the impact of interest rates on the level of activity in the U.S. residential and non-residential construction markets;

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CORE & MAIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Amounts in millions (except share and per share data), unaudited

	October 30, 2022	January 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$—	$1
Receivables, net of allowance for credit losses of $9 and $5, respectively	1,273	884
Inventories	1,148	856
Prepaid expenses and other current assets	34	26
Total current assets	2,455	1,767
Property, plant and equipment, net	105	94
Operating lease right-of-use assets	163	152
Intangible assets, net	822	871
Goodwill	1,537	1,515
Other assets	108	35
Total assets	$5,190	$4,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$15	$15
Accounts payable	701	608
Accrued compensation and benefits	120	109
Current operating lease liabilities	53	49
Other current liabilities	98	58
Total current liabilities	987	839
Long-term debt	1,537	1,456
Non-current operating lease liabilities	110	103
Deferred income taxes	6	35
Payable to related parties pursuant to Tax Receivable Agreements	179	153
Other liabilities	19	17
Total liabilities	2,838	2,603
Commitments and contingencies
Class A common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 172,396,996 and 167,522,403 shares issued and outstanding as of October 30, 2022 and January 30, 2022, respectively	2	2
Class B common stock, par value $0.01 per share, 500,000,000 shares authorized, 73,498,925 and 78,398,141 shares issued and outstanding as of October 30, 2022 and January 30, 2022, respectively	1	1
Additional paid-in capital	1,242	1,214
Retained earnings	404	92
Accumulated other comprehensive income	55	16
Total stockholders’ equity attributable to Core & Main, Inc.	1,704	1,325
Non-controlling interests	648	506
Total stockholders’ equity	2,352	1,831
Total liabilities and stockholders’ equity	$5,190	$4,434

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in millions (except share and per share data), unaudited

	Three Months Ended		Nine Months Ended
	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021

Net sales	$1,818	$1,405	$5,277	$3,758
Cost of sales	1,318	1,034	3,855	2,805
Gross profit	500	371	1,422	953
Operating expenses:
Selling, general and administrative	231	188	667	534
Depreciation and amortization	35	36	104	103
Total operating expenses	266	224	771	637
Operating income	234	147	651	316
Interest expense	16	12	46	85
Loss on debt modification and extinguishment	—	1	—	51
Income before provision for income taxes	218	134	605	180
Provision for income taxes	40	25	108	34
Net income	178	109	497	146
Less: net income attributable to non-controlling interests	67	45	185	28
Net income attributable to Core & Main, Inc. (1)	$111	$64	$312	$118

Earnings per share (2)
Basic	$0.65	$0.41	$1.85	$0.27
Diluted	$0.65	$0.39	$1.82	$0.26
Number of shares used in computing EPS (2)
Basic	170,027,629	158,986,524	168,485,011	156,869,487
Diluted	246,262,224	244,582,116	246,198,822	243,080,600

(1) For the nine months ended October 31, 2021, the net income attributable to Core & Main, Inc. includes net income prior to the Reorganization Transactions (as defined in Note 1) of $74 million, and net income subsequent to the Reorganization Transactions of $44 million. Refer to the Statements of Changes in Stockholders’ Equity/Partners’ Capital for a summary of net income (loss) attributable to Core & Main, Inc. prior to and subsequent to the Reorganization Transactions. See Note 1 for a description of the Basis of Presentation of the consolidated financial statements.

(2) For the nine months ended October 31, 2021, this represents basic and diluted earnings per share of Class A common stock and weighted average shares of Class A common stock outstanding for the period from July 23, 2021 through October 31, 2021, which is the period following the Reorganization Transactions described in Note 1. Refer to calculation of earnings per share in Note 10.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Amounts in millions, unaudited

	Three Months Ended		Nine Months Ended
	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021

Net income	$178	$109	$497	$146
Net interest rate swap gain, net of tax (expense) of $(6), $(3), $(12), $(4), respectively	32	15	60	21
Total comprehensive income	210	124	557	167
Less: comprehensive income attributable to non-controlling interests	79	51	208	35
Total comprehensive income attributable to Core & Main, Inc.	$131	$73	$349	$132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/PARTNERS’ CAPITAL
Amounts in millions (except share and per share data), unaudited

		Class A Common Stock		Class B Common Stock
	Partners’ Capital	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interests	Total Stockholders’ Equity/ Partners’ Capital
Balances at January 30, 2022	$—	167,522,403	$2	78,398,141	$1	$1,214	$16	$92	$506	$1,831
Net income	—	—	—	—	—	—	—	86	51	137
Equity-based compensation	—	—	—	—	—	2	—	—	1	3
Net interest rate swap gain, net of tax	—	—	—	—	—	—	23	—	14	37
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(3)	(3)
Exchange of Partnership Interests and Class B Shares for Class A Shares	—	55,595	—	(55,713)	—	—	—	—	—	—
Adjustment of deferred tax liability associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	—	1	—	—	—	1
Activity under equity-based compensation plans, net of tax withholdings	—	1,321	—	—	—	—	—	—	—	—
Forfeiture of Class A Shares and Partnership Interests	—	(20)	—	(34,703)	—	—	—	—	—	—
Non-controlling interest adjustments for vesting of Core & Main Holdings, LP Partnership Interests held by non-controlling interests	—	—	—	—	—	(1)	—	—	1	—
Balances at May 1, 2022	—	167,579,299	2	78,307,725	1	1,216	39	178	570	2,006
Net income	—	—	—	—	—	—	—	115	67	182
Equity-based compensation	—	—	—	—	—	3	—	—	1	4
Net interest rate swap loss, net of tax	—	—	—	—	—	—	(6)	—	(3)	(9)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(17)	(17)
Exchange of Partnership Interests and Class B Shares for Class A Shares	—	377,321	—	(377,321)	—	3	—	—	(3)	—
Adjustment of deferred tax liability associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	—	1	—	—	—	1
Impact of Tax Receivable Agreements	—	—	—	—	—	(2)	—	—	—	(2)
Activity under equity-based compensation plans, net of tax withholdings	—	6,955	—	—	—	—	—	—	—	—
Balances at July 31, 2022	—	167,963,575	2	77,930,404	1	1,221	33	293	615	2,165
Net income	—	—	—	—	—	—	—	111	67	178
Equity-based compensation	—	—	—	—	—	2	—	—	—	2
Net interest rate swap gain, net of tax	—	—	—	—	—	—	20	—	12	32
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(21)	(21)
Exchange of Partnership Interests for Class A Shares	—	4,431,479	—	(4,431,479)	—	34	2	—	(36)	—
Adjustment of deferred tax liability associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	—	27	—	—	—	27
Impact of Tax Receivable Agreements	—	—	—	—	—	(31)	—	—	—	(31)
Activity under equity-based compensation plans, net of tax withholdings	—	1,942	—	—	—	—	—	—	—	—
Non-controlling interest adjustments for purchase of Partnership Interests and vesting of Core & Main Holdings, LP Partnership Interests held by non-controlling interests	—	—	—	—	—	(11)	—	—	11	—
Balances at October 30, 2022	$—	172,396,996	$2	73,498,925	$1	$1,242	$55	$404	$648	$2,352

		Class A Common Stock		Class B Common Stock
	Partners’ Capital	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interests	Total Stockholders’ Equity/ Partners’ Capital
Balances at January 31, 2021	$801	—	$—	—	$—	$—	$—	$—	$—	$801
Equity-based compensation	1	—	—	—	—	—	—	—	—	1
Net income attributable to partners' capital	27	—	—	—	—	—	—	—	—	27
Net interest rate swap gain, net of tax	2	—	—	—	—	—	—	—	—	2
Distributions to partners	(10)	—	—	—	—	—	—	—	—	(10)
Balances at May 2, 2021	821	—	—	—	—	—	—	—	—	821
Equity-based compensation	14	—	—	—	—	—	—	—	—	14
Net income attributable to partners' capital	47	—	—	—	—	—	—	—	—	47
Net interest rate swap gain, net of tax	2	—	—	—	—	—	—	—	—	2
Distributions to partners	(13)	—	—	—	—	—	—	—	—	(13)
Balances at July 22, 2021 prior to Reorganization Transactions and IPO	871	—	—	—	—	—	—	—	—	871
Reclassification of partners’ capital	(871)	—	—	—	—	871	—	—	—	—
Reorganization transactions	—	119,950,882	1	85,853,383	1	(2)	—	—	—	—
Reclassification of non-controlling interests upon reorganization	—	—	—	—	—	(300)	(2)	—	302	—
Issuance of Class A Shares, net of issuance costs	—	34,883,721	1	—	—	655	—	—	—	656
Non-controlling interests adjustment for purchase of Partnership Interests from Core & Main Holdings, LP	—	—	—	—	—	(180)	—	—	180	—
Adjustment of deferred tax liability associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	—	140	—	—	—	140
Impact of Former Limited Partners Tax Receivable Agreement	—	—	—	—	—	(89)	—	—	—	(89)
Net loss	—	—	—	—	—	—	—	(20)	(17)	(37)
Equity-based compensation	—	—	—	—	—	3	—	—	2	5
Net old interest rate swap gain, net of tax	—	—	—	—	—	—	2	—	2	4
Net new interest rate swap loss, net of tax	—	—	—	—	—	—	(1)	—	(1)	(2)
Non-controlling interests adjustment for vesting of Core & Main Holdings, LP Partnership Interests held by non-controlling interests	—	—	—	—	—	(8)	—	—	8	—
Balances at August 1, 2021	—	154,834,603	2	85,853,383	1	1,090	(1)	(20)	476	1,548
Net income	—	—	—	—	—	—	—	64	45	109
Equity-based compensation	—	—	—	—	—	2	—	—	1	3
Net new interest rate swap gain, net of tax	—	—	—	—	—	—	9	—	6	15
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(17)	(17)
Issuance of Class A Shares, net of issuance costs	—	5,232,558	—	—	—	100	—	—	—	100
Adjustment of deferred tax liability associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	—	4	—	—	—	4
Impact of Former Limited Partners Tax Receivable Agreement	—	—	—	—	—	(3)	—	—	—	(3)
Non-controlling interests adjustment for purchase of Partnership Interests and vesting of Core & Main Holdings, LP Partnership Interests held by non-controlling interests	—	—	—	—	—	(24)	—	—	24	—
Balances at October 31, 2021	$—	160,067,161	$2	85,853,383	$1	$1,169	$8	$44	$535	$1,759

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in millions, unaudited

	Nine Months Ended
	October 30, 2022	October 31, 2021
Cash Flows From Operating Activities:
Net income	$497	$146
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	110	112
Equity-based compensation expense	9	22
Loss on debt modification and extinguishment	—	49
Other	(10)	(6)
Changes in assets and liabilities:
(Increase) decrease in receivables	(373)	(374)
(Increase) decrease in inventories	(255)	(305)
(Increase) decrease in other assets	(10)	(8)
Increase (decrease) in accounts payable	84	279
Increase (decrease) in accrued liabilities	42	19
Net cash provided by (used in) operating activities	94	(66)
Cash Flows From Investing Activities:
Capital expenditures	(20)	(12)
Acquisitions of businesses, net of cash acquired	(114)	(172)
Settlement of interest rate swap	—	(5)
Proceeds from the sale of property and equipment	1	—
Net cash used in investing activities	(133)	(189)
Cash Flows From Financing Activities:
IPO proceeds, net of underwriting discounts and commissions	—	664
Offering proceeds from underwriters’ option, net of underwriting discounts and commissions	—	100
Payments for offering costs	—	(8)
Distributions to non-controlling interest holders	(39)	(31)
Borrowings on asset-based revolving credit facility	244	—
Repayments on asset-based revolving credit facility	(154)	—
Issuance of long-term debt	—	1,500
Repayments of long-term debt	(11)	(2,315)
Payment of debt redemption premiums	—	(18)
Debt issuance costs	(2)	(13)
Net cash provided by (used in) financing activities	38	(121)
Decrease in cash and cash equivalents	(1)	(376)
Cash and cash equivalents at the beginning of the period	1	381
Cash and cash equivalents at the end of the period	$—	$5

Cash paid for interest	$47	$114
Cash paid for taxes	107	29

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in millions, except as noted, unaudited

1)    BASIS OF PRESENTATION & DESCRIPTION OF BUSINESS
Organization
Core & Main, Inc. (“Core & Main”) is a Delaware corporation that was incorporated on April 9, 2021 for the purpose of facilitating an initial public offering and other related transactions, as described below, in order to carry on the business of Core & Main Holdings, LP, a Delaware limited partnership (“Holdings”), and its consolidated subsidiaries. Core & Main is a holding company and its primary material asset is its ownership interest in Holdings, a portion of which is held indirectly through CD&R WW, LLC. Holdings has no operations and no material operating assets of its own other than its indirect ownership interest in Core & Main LP, a Florida limited partnership, the legal entity that conducts the operations of Core & Main. Core & Main, together with its wholly-owned subsidiaries, including Holdings and its consolidated subsidiaries, are referred to as the “Company”.
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

Secondary Offerings
On January 10, 2022, a secondary public offering of 20,000,000 shares of Class A common stock on behalf of certain selling stockholders affiliated with Clayton, Dubilier & Rice, LLC (the “Selling Stockholders”) was completed at a price to the public of $26.00 per share (the “Fiscal 2021 Secondary Offering”). As part of the Fiscal 2021 Secondary Offering, 7,455,242 Partnership Interests were exchanged, together with the retirement of a corresponding number of shares of Class B common stock, for an equal number of shares of Class A common stock, which were a portion of the shares sold by the Selling Stockholders. These shares were sold along with an existing 12,544,758 shares of Class A common stock held by the Selling Stockholders.
On September 19, 2022, a secondary public offering of 11,000,000 shares of Class A common stock on behalf of the Selling Stockholders was completed at a price to the public of $23.75 per share (the “Fiscal 2022 Secondary Offering” and, together with the Fiscal 2021 Secondary Offering, the “Secondary Offerings”). As part of the Fiscal 2022 Secondary Offering, 4,123,399 Partnership Interests were exchanged, together with the retirement of a corresponding number of shares of Class B common stock, for an equal number of shares of Class A common stock, which were a portion of the shares sold by the Selling Stockholders. These shares were sold along with an existing 6,876,601 shares of Class A common stock held by the Selling Stockholders.
The Company did not receive any of the proceeds from the sales. The Company paid the costs associated with the sale of shares by the Selling Stockholders in the Secondary Offerings, other than underwriting discounts and commissions.
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

The shareholder ownership as of October 30, 2022 include the following:
•the shareholders of Core & Main, excluding the Continuing Limited Partners and Former Limited Partners, collectively held 71,870,438 shares of Class A common stock;
•the Former Limited Partners collectively held 100,521,370 shares of Class A common stock;
•Core & Main, directly or indirectly through our wholly-owned subsidiary, held 172,396,996 Partnership Interests; and
•the Continuing Limited Partners collectively held 5,188 shares of Class A common stock, 73,498,925 Partnership Interests and 73,498,925 shares of Class B common stock.
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
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. Each of the three months ended October 30, 2022 and three months ended October 31, 2021 included 13 weeks and each of the nine months ended October 30, 2022 and nine months ended October 31, 2021 included 39 weeks. The current fiscal year ending January 29, 2023 (“fiscal 2022”) will include 52 weeks.
Estimates
Management has made a number of estimates and assumptions relating to the reporting of certain assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses in preparing the elements of these financial statements in conformity with U.S. GAAP. Actual results could differ from these estimates.
Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 to the audited consolidated financial statements in our 2021 Annual Report on Form 10-K. There have been no significant changes to these policies which have had a material impact on the Company’s interim unaudited condensed consolidated financial statements and related notes during the three and nine months ended October 30, 2022.

2)    RECENT ACCOUNTING PRONOUNCEMENTS
Reference Rate Reform - In March 2020, the Financial Accounting Standards Board issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by ASU 2020-04 are effective for prospective contract modifications made and qualifying hedging relationships entered into as of March 12, 2020 through December 31, 2024.
In July 2022, the Company amended the terms of the Senior ABL Credit Facility (as defined below) in order to, among other things, implement a forward-looking rate based on the secured overnight financing rate (“SOFR”) in lieu of LIBOR. The guidance of ASU 2020-04 did not have an impact on the assessment of the Senior ABL Credit Facility amendment.
At the time of a qualifying future transaction that replace LIBOR with a new interest rate index, the Company will consider the application of ASU 2020-04.

3)    REVENUE
Disaggregation of Revenue
The following table represents net sales disaggregated by product category:

	Three Months Ended		Nine Months Ended
Product Category	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Pipes, valves & fittings products	$1,238	$943	$3,639	$2,536
Storm drainage products	282	206	757	509
Fire protection products	180	152	544	409
Meter products	118	104	337	304
Total net sales	$1,818	$1,405	$5,277	$3,758

4)    ACQUISITIONS
Trumbull Acquisition
On October 3, 2022, the Company completed the acquisition of certain assets and assumption of certain liabilities of the municipal waterworks division of Trumbull Industries, Inc., as well as certain assets and assumption of certain liabilities of an affiliated entity, Trumbull Manufacturing, Inc. (collectively “Trumbull”), in a transaction valued up to $45 million, subject to working capital adjustments (the “Trumbull Acquisition”). Trumbull has three locations and distributes a variety of infrastructure products to the waterworks industry. The transaction price was funded with cash on hand. Given the size of the purchase price, a full purchase price allocation has not been presented. The preliminary purchase price allocation include $24 million to net working capital, $18 million to customer relationships and $7 million to goodwill.
Earthsavers Acquisition
On June 28, 2022, the Company completed the acquisition of certain assets and assumption of certain liabilities of Earthsavers Erosion Control, LLC (“Earthsavers”) in a transaction valued up to $25 million, subject to working capital adjustments (the “Earthsavers Acquisition”). Earthsavers has three locations and produces and distributes a variety of geosynthetic materials, including wattles, erosion control blankets and a broad array of geotextile products. The transaction price was funded with cash on hand. Given the size of the purchase price, a full purchase price allocation has not been presented. The preliminary purchase price allocation include $9 million to net working capital, $9 million to goodwill and $7 million to customer relationships.

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
Other Acquisitions
During the nine months ended October 30, 2022, the Company completed the acquisitions of certain assets and liabilities in transactions valued at $40 million in total, subject to working capital adjustments (the “Other 2022 Acquisitions”). During the nine months ended October 31, 2021, the Company completed the acquisitions of certain assets and liabilities in transactions valued at $6 million in total, subject to working capital adjustments (the “Other 2021 Acquisitions”). Given the immateriality of these transactions, a full purchase price allocation has not been presented. However, a substantial portion of the aggregate purchase price was allocated to customer relationships, goodwill and net working capital.
In the above transactions, to the extent applicable, the excess of purchase price over net tangible and intangible assets acquired resulted in goodwill, which represents the assembled workforce and anticipated long-term growth in new markets, customers and products. Goodwill associated with the Trumbull Acquisition, the Earthsavers Acquisition, the L&M Acquisition, Other 2022 Acquisitions and Other 2021 Acquisitions are fully deductible by the Company for U.S. income tax purposes.
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

	Three Months Ended	Nine Months Ended
	October 31, 2021	October 31, 2021
Net sales	$1,411	$3,835
Net income	112	156
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
The trademark intangible asset represents the value associated with the brand names in place at the date of the Pacific Pipe acquisition.
A summary of the intangible assets acquired and assumptions utilized in the valuation for the Pacific Pipe and L&M acquisitions are as follows:

	Intangible Asset Amount	Amortization Period	Discount Rate	Attrition Rate
L&M Acquisition
Customer relationships	$19	10 years	15.5%	15.0%

Pacific Pipe Acquisition
Customer relationships	$46	10 years	11.5%	10.0%
Trademark	1	2 years	11.5%	N/A

5)    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The carrying amount of the Company’s goodwill included in its Balance Sheets is as follows:

	October 30, 2022	January 30, 2022
Gross Goodwill	$1,537	$1,515
Accumulated Impairment	—	—
Net Goodwill	$1,537	$1,515
The changes in the carrying amount of goodwill are as follows:

Nine Months Ended
October 30, 2022
Beginning Balance	$1,515
Goodwill acquired during the year	22
Ending balance	$1,537
Goodwill acquired during the nine months ended October 30, 2022 was related to the Trumbull Acquisition, Earthsavers Acquisition and Other 2022 Acquisitions, as further described in Note 4.
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
Intangible Assets
The Company’s intangible assets included in its Balance Sheets consist of the following:

	October 30, 2022			January 30, 2022
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Customer relationships	$1,386	$566	$820	$1,347	$478	$869
Other intangible assets	5	3	2	4	2	2
Total	$1,391	$569	$822	$1,351	$480	$871
Amortization expense related to intangible assets was as follows:

	Three Months Ended		Nine Months Ended
	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Amortization expense	$30	$30	$89	$88
The estimated aggregate amortization expense on intangible assets owned by the Company for the remainder of fiscal 2022 and the next four full fiscal years is expected to be as follows:

Fiscal 2022	$31
Fiscal 2023	114
Fiscal 2024	105
Fiscal 2025	98
Fiscal 2026	90

6)    DEBT
Debt consisted of the following:

	October 30, 2022		January 30, 2022
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
Senior Term Loan due July 2028	$15	$—	$15	$—
Long-term debt:
Senior ABL Credit Facility due July 2026	90	—	—	—
Senior Term Loan due July 2028	1,466	19	1,478	22
	1,556	19	1,478	22
Total	$1,571	$19	$1,493	$22
The Company’s debt obligations as of October 30, 2022 included the following debt agreements:
Senior Term Loan Facility
On July 27, 2021, Core & Main LP entered into a $1,500 million Senior Term Loan Facility, which matures on July 27, 2028. The Senior Term Loan Facility requires quarterly principal payments, payable on the last business day of each fiscal quarter in an amount equal to approximately 0.25% of the original principal amount of the Senior Term Loan Facility. The remaining balance is payable upon final maturity of the Senior Term Loan Facility on July 27, 2028. The Senior Term Loan Facility bears interest at a rate equal to (i) LIBOR plus, in each case, an applicable margin of 2.50% or (ii) the base rate, which will be the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) the overnight federal funds rate plus 0.50% per annum and (z) one-month LIBOR (adjusted for maximum reserves) plus 1.00% per annum, plus, in each case, an applicable margin of 1.50%. The Senior Term Loan Facility is subject to a LIBOR “floor” of 0.00%. The weighted average interest rate, excluding the effect of the interest rate swap, of Core & Main LP’s outstanding borrowings under the Senior Term Loan Facility as of October 30, 2022 was 6.53%. See further discussion of the interest rate swap below. Based on quotes from financial institutions (i.e., level 2 of the fair value hierarchy), the fair value of the Senior Term Loan Facility was $1,442 million as of October 30, 2022.
Asset-Based Credit Facility
On July 29, 2022, Core & Main LP amended the terms of the credit agreement governing the senior asset-based revolving credit facility (as amended, the “Senior ABL Credit Facility”) in order to, among other things, increase the aggregate amount of commitments under the asset-based revolving credit facility by $400 million to $1,250 million overall, subject to borrowing base availability, and implement a rate based on SOFR in lieu of LIBOR. The Senior ABL Credit Facility has a maturity date of July 27, 2026. Borrowings under the Senior ABL Credit Facility bear interest at either the SOFR rate plus an applicable margin ranging from 1.25% to 1.75%, or an alternate base rate plus an applicable margin ranging from 0.25% to 0.75%, depending on the borrowing capacity under the Senior ABL Credit Facility. Additionally, Core & Main LP pays a fee of 0.25% on unfunded commitments under the Senior ABL Credit Facility. As of October 30, 2022, there was $90 million outstanding under the Senior ABL Credit Facility with a weighted average interest rate of 4.14%. The book value of the Senior ABL Credit Facility approximates fair value due to the variable interest rate nature of these borrowings.
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
Substantially all of Core & Main LP’s assets are pledged as collateral for the Senior Term Loan Facility and the Senior ABL Credit Facility.

The aggregate amount of debt payments for the remainder of fiscal 2022 and the next four full fiscal years are as follows:

Fiscal 2022	$4
Fiscal 2023	15
Fiscal 2024	15
Fiscal 2025	15
Fiscal 2026	105
Interest Rate Swaps
On February 28, 2018, Core & Main LP entered into an instrument pursuant to which it made payments to a third-party based upon a fixed interest rate of 2.725% and received payments based upon the three-month LIBOR rate, based on a $500 million notional amount, which mirrored then outstanding borrowings under the Prior Term Loan Facility. On July 27, 2021, Core & Main LP repaid the approximately $1,258 million outstanding under the Prior Term Loan Facility and settled the interest rate swap.

Nine Months Ended
Accumulated Other Comprehensive Loss	October 31, 2021
Beginning of period balance	$(8)
Reclassification of expense to interest expense	4
Loss on debt modification and extinguishment	5
Tax expense on interest rate swap adjustments
Reclassification of expense to interest expense	(1)
Loss on debt modification and extinguishment	—
End of period balance	$—
On July 27, 2021, Core & Main LP entered into an instrument in which it makes payments to a third-party based upon a fixed interest rate of 0.74% and receives payments based upon the one-month LIBOR rate, based on notional amounts associated with borrowings under the Senior Term Loan Facility. The measurement period of the interest rate swap commenced on July 27, 2021 with a notional amount of $1,000 million. The notional amount decreases to $900 million on July 27, 2023, $800 million on July 27, 2024, and $700 million on July 27, 2025 through the instrument maturity on July 27, 2026. This instrument is intended to reduce the Company's exposure to variable interest rates under the Senior Term Loan Facility. As of October 30, 2022, this instrument resulted in an effective fixed rate of 3.24%, based upon the 0.74% fixed rate plus an applicable margin of 2.50%, on $1,000 million of borrowings under the Senior Term Loan Facility.
The fair value of this cash flow interest rate swap was a $103 million and $31 million asset as of October 30, 2022 and January 30, 2022, respectively, which is included within other assets in the Balance Sheet. Fair value is based upon the present value of future cash flows under the terms of the contract and observable market inputs (level 2). Significant inputs used in determining fair value include forward-looking one-month LIBOR rates and the discount rate applied to projected cash flows.

	Three Months Ended		Nine Months Ended
Accumulated Other Comprehensive Income	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Beginning of period balance	$54	$(2)	$26	$—
Measurement adjustment gain for interest rate swap	43	16	77	14
Reclassification of (income) expense to interest expense	(5)	2	(5)	2
Tax benefit (expense) on interest rate swap adjustments
Measurement adjustment gain for interest rate swap	(7)	(3)	(13)	(3)
Reclassification of (income) expense to interest expense	1	—	1	—
End of period balance	$86	$13	$86	$13
As of October 30, 2022, the Company estimates $41 million of the cash flow interest rate swap gains will be reclassified from accumulated other comprehensive income into earnings over the next 12 months.

7)    INCOME TAXES
For the three months ended October 30, 2022 and October 31, 2021, the Company's effective tax rate was 18.3% and 18.6%, respectively. For the nine months ended October 30, 2022 and October 31, 2021, the Company's effective tax rate was 17.9% and 19.0%, respectively. The variations between the Company's estimated effective tax rate and the U.S. and state statutory rates are primarily due to the portion of the Company's earnings attributable to non-controlling interests following the Reorganization Transactions partially offset by certain permanent book-tax differences.
Tax Receivable Agreements and Reorganization Transactions
In connection with the Reorganization Transactions and the IPO, Core & Main entered into a tax receivable agreement with the Former Limited Partners (the “Former Limited Partners Tax Receivable Agreement”) and a tax receivable agreement with the Continuing Limited Partners (the “Continuing Limited Partners Tax Receivable Agreement”) (collectively, the “Tax Receivable Agreements”). Core & Main expects to generate additional tax attributes, associated with future exchanges of Partnership Interests by Continuing Limited Partners, that will reduce amounts that it would otherwise pay in the future to various tax authorities. The Tax Receivable Agreements provide for the payment to either the Former Limited Partners or Continuing Limited Partners, or their permitted transferees, of 85% of the tax benefits realized by the Company, or in some circumstances are deemed to realize.
The Company recorded $92 million and $93 million payables to related parties pursuant to the Former Limited Partners Tax Receivable Agreement and the Continuing Limited Partners Tax Receivable Agreement, respectively, as of October 30, 2022. As of January 30, 2022, the Company had recorded $92 million and $61 million payables to related parties pursuant to the Former Limited Partners Tax Receivable Agreement and the Continuing Limited Partners Tax Receivable Agreement, respectively. Payments to the Former Limited Partners are expected to commence in fiscal year 2023 for which $6 million is included within other current liabilities in the Balance Sheet.
The actual amount and timing of any payments under the Tax Receivable Agreements will vary depending upon a number of factors, including the timing of exchanges by the holders of Partnership Interests, the amount of gain recognized by such holders of Partnership Interests, the amount and timing of the taxable income the Company generates in the future and the federal tax rates then applicable. Assuming (i) that the Continuing Limited Partners exchanged all of their Partnership Interests at $23.56 per share of our Class A common stock (the closing stock price on October 28, 2022), (ii) no material changes in relevant tax law, (iii) a constant corporate tax rate of 25.1%, which represents a pro forma tax rate that includes a provision for U.S. federal income taxes and assumes the highest statutory rate apportioned to each state and local jurisdiction and (iv) that the Company earns sufficient taxable income in each year to realize on a current basis all tax benefits that are subject to the Continuing Limited Partners Tax Receivable Agreement, the Company would recognize a deferred tax asset (subject to offset with existing deferred tax liabilities) of approximately $564 million and a Continuing Limited Partners Tax Receivable Agreement liability of approximately $479 million, payable to the Continuing Limited Partners over the life of the Continuing Limited Partners Tax Receivable Agreement. The full exchange by the Continuing Limited Partners will also decrease Core & Main's aforementioned deferred tax asset associated with its investment in Holdings by $151 million. The foregoing amounts are estimates and subject to change.

8)    SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Receivables
Receivables consisted of the following:

	October 30, 2022	January 30, 2022
Trade receivables, net of allowance for credit losses	$1,160	$784
Supplier rebate receivables	113	100
Receivables, net of allowance for credit losses	$1,273	$884
Depreciation Expense

Depreciation expense is classified within cost of sales and depreciation and amortization. Depreciation expense related to property, plant and equipment, including capitalized software, was as follows:

	Three Months Ended		Nine Months Ended
	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Depreciation expense	$6	$6	$17	$17

Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following:

	October 30, 2022	January 30, 2022
Accrued bonuses and commissions	$91	$85
Other compensation and benefits	29	24
Accrued compensation and benefits	$120	$109
Other Current Liabilities
Other current liabilities consisted of the following:

	October 30, 2022	January 30, 2022
Accrued non-income taxes	$31	$19
Accrued income taxes	27	12
Other	40	27
Other current liabilities	$98	$58
Leases
The table below presents cash and non-cash impacts associated with leases:

	Nine Months Ended
	October 30, 2022	October 31, 2021
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating leases	$50	$43
Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$44	$43
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

	Partnership Interests			Ownership Percentage
	Core & Main	Continuing Limited Partners	Total	Core & Main	Continuing Limited Partners	Total
Balances at January 30, 2022	167,522,403	75,344,408	242,866,811	69.0%	31.0%	100.0%
Issuance of Partnership Interests	10,218	—	10,218	—	—	—
Exchange of Partnership Interests	4,864,395	(4,864,513)	(118)	2.0	(2.0)	—
Forfeiture of Partnership Interests	(20)	—	(20)	—	—	—
Vesting of Partnership Interests	—	2,253,790	2,253,790	(0.7)	0.7	—
Balances at October 30, 2022	172,396,996	72,733,685	245,130,681	70.3%	29.7%	100.0%

10)    BASIC AND DILUTED EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per share for the three and nine months ended October 30, 2022, the three months ended October 31, 2021 and from July 23, 2021 to October 31, 2021, the period following the Reorganization Transactions.
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
The diluted earnings per share calculation includes the basic weighted average number of shares of Class A common stock outstanding plus the dilutive impact of potential outstanding shares of Class A common stock that would be issued upon exchange of Partnership Interests, together with the retirement of a corresponding number of shares of Class B common stock, under the if-converted method, if dilutive. The treasury stock method is applied to outstanding awards, including unvested Partnership Interests and outstanding stock appreciation rights, restricted stock units and stock options.

	Three Months Ended		Nine Months Ended October 30, 2022	July 23, 2021 through October 31, 2021
Basic earnings per share:	October 30, 2022	October 31, 2021
Net income	$178	$109	$497	$72
Net income attributable to non-controlling interests	67	45	185	29
Net income available to Class A common stock	111	64	312	43
Weighted average shares outstanding	170,027,629	158,986,524	168,485,011	156,869,487
Net income per share	$0.65	$0.41	$1.85	$0.27
Diluted earnings per share:
Net income available to common shareholders - basic	$111	$64	$312	$43
Increase to net income attributable to dilutive instruments	49	32	137	21
Net income available to common shareholders - diluted	160	96	449	64
Weighted average shares outstanding - basic	170,027,629	158,986,524	168,485,011	156,869,487
Incremental shares of common stock attributable to dilutive instruments	76,234,595	85,595,592	77,713,811	86,211,113
Weighted average shares outstanding - diluted	246,262,224	244,582,116	246,198,822	243,080,600
Net income per share - diluted	$0.65	$0.39	$1.82	$0.26

11)    RELATED PARTIES
CD&R affiliates
During the three and nine months ended October 30, 2022, the Company had less than $1 million and $1 million, respectively, in purchases of product from affiliates of Clayton, Dubilier & Rice, LLC (“CD&R”), including other companies invested in by funds affiliated with or managed by CD&R (the “CD&R Funds”). During the three and nine months ended October 31, 2021, the Company had $1 million and $2 million, respectively, in purchases of product from affiliates of CD&R, including other companies invested in by CD&R Funds. There were no amounts payable to affiliates of CD&R at October 30, 2022 and January 30, 2022. There were less than $1 million and $2 million in sales to affiliates of CD&R for the three and nine months ended October 30, 2022, respectively. There was less than $1 million and $5 million in sales to affiliates of CD&R for the three and nine months ended October 31, 2021, respectively. The Company had no amounts receivable from affiliates of CD&R at October 30, 2022 and January 30, 2022.
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
Basis of Presentation
Core & Main, Inc. (“Core & Main” and collectively with its subsidiaries, the “Company,” “we,” “our” or “us”) is a holding company and its primary material asset is its direct and indirect ownership interest in Core & Main Holdings, LP, a Delaware limited partnership (“Holdings”). Holdings has no operations and no material operating assets of its own other than its indirect ownership interest in Core & Main LP, a Florida limited partnership, the legal entity that conducts the operations of Core & Main. Because Core & Main is the general partner of Holdings, it operates and controls all of the business and affairs of Holdings and, through Holdings and its subsidiaries, conducts our business. Accordingly, the condensed consolidated financial information of Core & Main presented herein, including the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, includes the consolidated financial information of Holdings and its subsidiaries. The ownership interest of the Continuing Limited Partners related to Partnership Interests (each as defined in Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) held by the Continuing Limited Partners is reflected as non-controlling interests in Core & Main’s condensed consolidated financial statements.
Fiscal Year
Our fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. Each of the three months ended October 30, 2022 and three months ended October 31, 2021 included 13 weeks and each of the nine months ended October 30, 2022 and nine months ended October 31, 2021 included 39 weeks. The current fiscal year ending January 29, 2023 (“fiscal 2022”) will include 52 weeks.
Significant Events During Fiscal 2022
Secondary Offering
On September 19, 2022, a secondary public offering of 11,000,000 shares of Class A common stock on behalf of certain selling stockholders affiliated with Clayton, Dubilier & Rice, LLC (the “Selling Stockholders”) was completed at a price to the public of $23.75 per share (the “Fiscal 2022 Secondary Offering”). As part of the Fiscal 2022 Secondary Offering, 4,123,399 Partnership Interests were exchanged, together with the retirement of a corresponding number of shares of Class B common stock, for an equal number of shares of Class A common stock, which were a portion of the shares sold by the Selling Stockholders. These shares were sold along with an existing 6,876,601 shares of Class A common stock held by the Selling Stockholders. The Company did not receive any of the proceeds from the sale. The Company paid the costs associated with the sale of shares by the Selling Stockholders, other than underwriting discounts and commissions.

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
Seasonality
Our operating results within a fiscal year are typically impacted by seasonality. Although weather patterns affect our operating results throughout the year, adverse winter weather historically has reduced construction, maintenance and repair activity. As a result, net sales are typically lower in our first and fourth fiscal quarters, especially in northern geographic regions. Abnormal levels of precipitation may negatively impact our operating results as it may result in the delay of construction projects. Our operating results may also be adversely affected by hurricanes, which typically occur during our third fiscal quarter. Our cash flows from operating activities are typically lower during the first and second fiscal quarters due to investment in working capital and annual incentive compensation payments and are typically higher during the third and fourth fiscal quarters due to cash inflows associated with receivable collections and reduced inventory purchases. We have recently experienced periods where customers have accelerated certain orders due to product availability constraints and inflation, diverging from typical seasonality trends. Customer acceleration of orders earlier in fiscal 2022, improving product availability and traditional seasonality may increase the risk of lower net sales during the fourth quarter of fiscal 2022 if customer orders are lower and commodity prices decline, as further discussed under "— Price Fluctuations" below.

Price Fluctuations
Our financial performance is impacted by price fluctuations in commodity-based products and our ability to reflect these changes, in a timely manner, in our customer pricing. Such commodity-based products include PVC, ductile iron, fusible HDPE and steel and copper pipe and tubing products, which collectively accounted for approximately 32% of our net sales in fiscal 2021.
If we are able to pass through price increases to our customers, our net sales will increase; conversely, during periods of deflation, our customer pricing may decrease to remain competitive, resulting in decreased net sales. The cost to procure the products we sell are historically volatile and subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, market speculation, government regulation, weather events, trade policies and periodic delays in the delivery of our products. During fiscal 2021 and fiscal 2022, we experienced significant price inflation and product surcharges in respect of certain of our commodity-based products, as well as other product categories, and supply chain, which we expect to continue to experience in the near-term and have sought to mitigate through inventory management, effective sourcing and customer pricing. Over the course of fiscal 2021 and fiscal 2022, we experienced increasing pressure on our supply chain due to several factors, including, but not limited to, delays from our suppliers, labor availability, global logistics and the availability of raw materials, in part due to the impact of COVID-19 on the global economy and the conflict in Ukraine that limited product availability and further exacerbated the effects of inflation. For example, access to certain meter products that we sell is dependent on the ability of our suppliers to obtain semi-conductor chips. The global supply shortage of semi-conductor chips has impacted various industries and companies, including us, and there is no certainty as to when availability will return to historic levels. For the remainder of fiscal 2022, we expect recent year-over-year growth rates to moderate as we anniversary the initial effects of inflation in fiscal 2021. As we have experienced significant inflation over a relatively short period, there is increased risk that we may experience a higher level of deflation or substantially lower net sales growth than in recent periods, particularly as a result of greater product availability for certain suppliers and product lines.
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
Interest Rates
Certain of our indebtedness, including borrowings under the $1,500 million seven-year senior term loan (the “Senior Term Loan Facility”) and the asset-based revolving credit facility with a borrowing capacity of up to $1,250 million and a maturity date of July 27, 2026 (the “Senior ABL Credit Facility”), are subject to variable rates of interest and expose us to interest rate risk. The Senior Term Loan Facility bears interest based on the London Interbank Offered Rate (“LIBOR”) and the Senior ABL Credit Facility bears interest based on the secured overnight financing rate (“SOFR”). As interest rates further increase, our debt service obligations on our variable-rate indebtedness will further increase and our net income would decrease, even though the amount borrowed under the facilities remains the same. As of October 30, 2022, we had $1,571 million of outstanding variable-rate debt. We seek to mitigate our exposure to interest rate volatility through the entry into interest rate swap instruments, such as our current interest rate swap, associated with borrowings under the Senior Term Loan Facility, that effectively converts $1,000 million of our variable rate debt to fixed rate debt, which notional amount decreases to $900 million on July 27, 2023, $800 million on July 27, 2024, and $700 million on July 27, 2025 through the instrument maturity on July 27, 2026. Despite these efforts, unfavorable movement in interest rates may further result in higher interest expense and cash payments.

Acquisitions
In addition to our organic growth strategy, we opportunistically pursue strategic asset and business acquisitions to grow our business. Below is a summary of the acquisitions that closed during the nine months ended October 30, 2022 and fiscal 2021 and the related transaction value (in each case, excluding working capital and other purchase price adjustments, unless otherwise noted).

Name	Product Lines	Closing Date	Transaction Value (in millions)
Trumbull Industries, Inc. (“Trumbull”)	Pipes, Valves & Fittings	October 2022	$45
Earthsavers Erosion Control, LLC (“Earthsavers”)	Storm Drainage	June 2022	25
Other 2022 Acquisitions	Pipes, Valves & Fittings	Various	40
L&M Bag & Supply Co., Inc. (“L&M”)	Storm Drainage	August 2021	60
Pacific Pipe Company, Inc. (“Pacific Pipe”)	Pipes, Valves & Fittings; Storm Drainage	August 2021	103
Other 2021 Acquisitions	Pipes, Valves & Fittings	Various	6
As we integrate these and other acquisitions into our existing operations, we may not be able to identify the specific financial statement impacts associated with these acquisitions. There can be no assurance that the anticipated benefits of the acquisitions will be realized on the timeline we expect, or at all.
COVID-19 Pandemic Supply Chain Impacts
As we monitor the ongoing impact of the COVID-19 pandemic, including the effects of variants of the virus, we have continued to operate as an essential business, providing products and services to our customers needed to invest in and maintain our nation’s infrastructure. During fiscal 2021 and fiscal 2022, we have experienced increasing pressure on our supply chain due to several factors, including, but not limited to, longer lead times from our suppliers, labor availability, global logistics and availability of raw materials that are in part due to the impact of COVID-19 on the global economy. Depending on the ultimate scope and duration of supply chain disruptions, we may experience increases in product costs which we may not be able to pass on to our customers, loss of sales due to lack of product availability or potential customer claims from the inability to provide products in accordance with contractual terms. We continue to proactively monitor the situation and our supply chain and assess further possible implications to our business.
CARES Act
On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act allowed for the deferral of the employer share of social security taxes for the period from March 27, 2020 through December 31, 2020. As of October 30, 2022, we have deferred payment of $5 million in employer share of social security taxes in accordance with the CARES Act that are required to be repaid by December 31, 2022, which are expected to result in additional operating cash outflows during fiscal 2022.

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
Net Income
Net income represents net sales less cost of sales, operating expenses, depreciation and amortization, interest expense, other expense and the provision for income taxes.
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

Results of Operations

Three Months Ended October 30, 2022 Compared with Three Months Ended October 31, 2021
Amounts in millions (except per share data)

	Three Months Ended
	October 30, 2022	October 31, 2021

Net sales	$1,818	$1,405
Cost of sales	1,318	1,034
Gross profit	500	371
Operating expenses:
Selling, general and administrative	231	188
Depreciation and amortization	35	36
Total operating expenses	266	224
Operating income	234	147
Interest expense	16	12
Loss on debt modification and extinguishment	—	1
Income before provision for income taxes	218	134
Provision for income taxes	40	25
Net income	178	109
Less: net income attributable to non-controlling interests	67	45
Net income attributable to Core & Main, Inc.	$111	$64
Earnings per share:
Basic	$0.65	$0.41
Diluted	$0.65	$0.39
Non-GAAP Financial Data:
Adjusted EBITDA	$275	$189
Net Sales
Net sales for the three months ended October 30, 2022 increased $413 million, or 29.4%, to $1,818 million compared with $1,405 million for the three months ended October 31, 2021. The increase in net sales was primarily attributable to price inflation, volume growth and acquisitions, with price inflation representing approximately three-fourths of the net sales increase. The volume increases were driven by market volume growth, which helped drive growth across all product lines, and share gains from execution of sales initiatives. Net sales growth for pipes, valves & fittings and storm drainage products benefited from price inflation, end-market growth and acquisitions. Net sales growth for fire protection products also benefited from price inflation and end-market growth. Net sales growth for meter products benefited from higher volumes due to improving supply chains for semi-conductor chips, which are components of certain smart meter products.

	Three Months Ended
	October 30, 2022	October 31, 2021	Percentage Change

Pipes, valves & fittings products	$1,238	$943	31.3%
Storm drainage products	282	206	36.9%
Fire protection products	180	152	18.4%
Meter products	118	104	13.5%
Total net sales	$1,818	$1,405

Gross Profit
Gross profit for the three months ended October 30, 2022 increased $129 million, or 34.8%, to $500 million compared with $371 million for the three months ended October 31, 2021. The increase in net sales contributed an additional $109 million of gross profit and the increase in gross profit as a percentage of net sales contributed $20 million. Gross profit as a percentage of net sales for the three months ended October 30, 2022 was 27.5% compared with 26.4% for the three months ended October 31, 2021. The overall increase in gross profit as a percentage of net sales was primarily attributable to strategic inventory investments ahead of announced price increases, favorable product mix and the execution of our gross margin initiatives.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for the three months ended October 30, 2022 increased $43 million, or 22.9%, to $231 million compared with $188 million during the three months ended October 31, 2021. The increase was primarily attributable to an increase of $31 million in personnel expenses, which was primarily driven by higher variable compensation costs and headcount. In addition, distribution and facility costs increased related to volume and inflation. SG&A expenses as a percentage of net sales was 12.7% for the three months ended October 30, 2022 compared with 13.4% for the three months ended October 31, 2021. The decrease was attributable to our ability to leverage our fixed costs during fiscal 2022.
Depreciation and Amortization Expense
Depreciation and amortization (“D&A”) expense for the three months ended October 30, 2022 was $35 million compared with $36 million during the three months ended October 31, 2021. The decrease was primarily attributable to lower amortization on existing customer relationship intangible assets, partially offset by amortization related to the Trumbull and Earthsavers acquisitions.
Operating Income
Operating income for the three months ended October 30, 2022 increased $87 million, or 59.2%, to $234 million compared with $147 million during the three months ended October 31, 2021. The increase in operating income was attributable to higher net sales and gross profit, primarily from price inflation and volume growth. These factors were partially offset by higher variable compensation costs and higher personnel expenses due to increased headcount.
Interest Expense
Interest expense was $16 million for the three months ended October 30, 2022 compared with $12 million for the three months ended October 31, 2021. The increase was primarily attributable to borrowings under the Senior ABL Credit Facility and an increase in interest rates on our variable-rate debt.
Provision for Income Taxes
The provision for income taxes for the three months ended October 30, 2022 increased $15 million to $40 million compared with $25 million for the three months ended October 31, 2021. For the three months ended October 30, 2022 and October 31, 2021, our effective tax rate was 18.3% and 18.6%, respectively. The effective tax rate for each period reflects only the portion of net income that is attributable to taxable entities. The lower effective tax rate is attributable to lower permanent differences and fixed tax amounts coupled with higher income before provision for income taxes in fiscal 2022.
Net Income
Net income for the three months ended October 30, 2022 increased $69 million, or 63.3%, to $178 million compared with $109 million for the three months ended October 31, 2021. The increase in net income was primarily attributable to higher operating income, partially offset by higher interest expense and provision for income taxes.
Net Income Attributable to Non-controlling Interests
Net income attributable to non-controlling interests for the three months ended October 30, 2022 was $67 million compared with net income attributable to non-controlling interests of $45 million for the three months ended October 31, 2021. The increase was primarily attributable to higher net income of Holdings.

Net Income Attributable to Core & Main, Inc.
Net income attributable to Core & Main, Inc. for the three months ended October 30, 2022 was $111 million compared with $64 million for the three months ended October 31, 2021. The increase was primarily attributable to higher net income of Holdings, partially offset by increased provision for income taxes for Core & Main, Inc.
Earnings Per Share
The Class A common stock basic earnings per share for the three months ended October 30, 2022 was $0.65 compared with $0.41 for the three months ended October 31, 2021. The Class A common stock diluted earnings per share for the three months ended October 30, 2022 was $0.65 compared with $0.39 for the three months ended October 31, 2021. These increases were primarily attributable to higher net income.

Adjusted EBITDA
Adjusted EBITDA for the three months ended October 30, 2022 increased $86 million, or 45.5%, to $275 million compared with $189 million for the three months ended October 31, 2021. Growth in Adjusted EBITDA was primarily attributable to higher net sales, improved gross profit margins, and leveraging our cost structure on the increase in net sales. For a reconciliation of Adjusted EBITDA to net income or net income attributable to Core & Main, Inc., the most comparable GAAP financial metric, as applicable, see “—Non-GAAP Financial Measures.”

Nine Months Ended October 30, 2022 Compared with Nine Months Ended October 31, 2021
Amounts in millions (except per share data)

	Nine Months Ended
	October 30, 2022	October 31, 2021

Net sales	$5,277	$3,758
Cost of sales	3,855	2,805
Gross profit	1,422	953
Operating expenses:
Selling, general and administrative	667	534
Depreciation and amortization	104	103
Total operating expenses	771	637
Operating income	651	316
Interest expense	46	85
Loss on debt modification and extinguishment	—	51
Income before provision for income taxes	605	180
Provision for income taxes	108	34
Net income	497	146
Less: net income attributable to non-controlling interests	185	28
Net income attributable to Core & Main, Inc.	$312	$118
Earnings per share:
Basic	$1.85	$0.27
Diluted	$1.82	$0.26
Non-GAAP Financial Data:
Adjusted EBITDA	$771	$453
Net Sales
Net sales for the nine months ended October 30, 2022 increased $1,519 million, or 40.4%, to $5,277 million compared with $3,758 million for the nine months ended October 31, 2021. The increase in net sales was primarily attributable to price inflation, volume growth and acquisitions, with price inflation representing approximately three-fourths of the net sales increase. The volume increases were driven by market volume growth and share gains in part due to preferred access to products during a period of material shortages, which helped drive growth across all product lines, and execution of our sales initiatives. Net sales growth for pipes, valves & fittings and storm drainage products benefited from price inflation, end-market growth and acquisitions. Net sales growth for fire protection products also benefited from price inflation and end-market growth. Net sales of meter products grew at a slower pace primarily due to continued shortages of semi-conductor chips, which are components of certain smart meter products.

	Nine Months Ended
	October 30, 2022	October 31, 2021	Percentage Change

Pipes, valves & fittings products	$3,639	$2,536	43.5%
Storm drainage products	757	509	48.7%
Fire protection products	544	409	33.0%
Meter products	337	304	10.9%
Total net sales	$5,277	$3,758

Gross Profit
Gross profit for the nine months ended October 30, 2022 increased $469 million, or 49.2%, to $1,422 million compared with $953 million for the nine months ended October 31, 2021. The increase in net sales contributed an additional $386 million of gross profit and the increase in gross profit as a percentage of net sales contributed $83 million. Gross profit as a percentage of net sales for the nine months ended October 30, 2022 was 26.9% compared with 25.4% for the nine months ended October 31, 2021. The overall increase in gross profit as a percentage of net sales was primarily attributable to strategic inventory investments ahead of announced price increases, a favorable pricing environment, the execution of our gross margin initiatives and accretive acquisitions.
Selling, General and Administrative Expenses
SG&A expenses for the nine months ended October 30, 2022 increased $133 million, or 24.9%, to $667 million compared with $534 million during the nine months ended October 31, 2021. The increase was primarily attributable to an increase of $107 million in personnel expenses, which was primarily driven by higher variable compensation costs and headcount from acquisitions. In addition, distribution and facility costs increased related to volume, inflation and acquisitions. These factors were partially offset by a $13 million decrease related to equity-based compensation expense due to accounting for a modification to equity awards in the prior year period. SG&A expenses as a percentage of net sales was 12.6% for the nine months ended October 30, 2022 compared with 14.2% for the nine months ended October 31, 2021. The decrease was attributable to our ability to leverage our fixed costs and lower equity-based compensation expense during fiscal 2022.
Depreciation and Amortization Expense
D&A expense for the nine months ended October 30, 2022 was $104 million compared with $103 million during the nine months ended October 31, 2021. The increase primarily was attributable to amortization related to the Trumbull, Earthsavers, Pacific Pipe and L&M acquisitions, partially offset by lower amortization on existing customer relationship intangible assets.
Operating Income
Operating income for the nine months ended October 30, 2022 increased $335 million, or 106.0%, to $651 million compared with $316 million during the nine months ended October 31, 2021. The increase in operating income was attributable to higher net sales and gross profit, primarily from price inflation, volume growth and acquisitions, and lower equity-based compensation expense in fiscal 2022. These factors were partially offset by higher variable compensation costs and higher personnel expenses and facility costs due to increased headcount and facilities from acquisitions.
Interest Expense
Interest expense was $46 million for the nine months ended October 30, 2022 compared with $85 million for the nine months ended October 31, 2021. The decrease was primarily attributable to the redemption of the Senior 2024 Notes and the Senior 2025 Notes (each as defined in Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) completed on July 27, 2021, partially offset by borrowings on the Senior ABL Credit Facility and an increase in interest rates on our variable-rate debt.
Loss on Debt Modification and Extinguishment
For the nine months ended October 31, 2021, we recognized a loss on debt modification and extinguishment of $51 million. The loss on debt modification and extinguishment included (i) a write off of $8 million in deferred financing fees associated with the redemption of the Senior 2024 Notes, (ii) a write off of $13 million in deferred financing fees associated with the redemption of the Senior 2025 Notes, (iii) a write off of $5 million in deferred financing fees associated with the settlement of the Prior Term Loan Facility, (iv) redemption premiums of $6 million and $12 million for the Senior 2024 Notes and Senior 2025 Notes, respectively, (v) the settlement of the cash flow interest rate swap of $5 million, and (vi) third-party expenses for the Senior Term Loan Facility of $2 million.

Provision for Income Taxes
The provision for income taxes for the nine months ended October 30, 2022 increased $74 million to $108 million compared with $34 million for the nine months ended October 31, 2021. For the nine months ended October 30, 2022 and October 31, 2021, our effective tax rate was 17.9% and 19.0%, respectively. The effective tax rate for each period reflects only the portion of net income that is attributable to taxable entities. The lower effective tax rate is attributable to lower permanent differences and fixed tax amounts coupled with higher income before provision for income taxes in fiscal 2022.

Net Income
Net income for the nine months ended October 30, 2022 increased $351 million, or 240.4%, to $497 million compared with $146 million for the nine months ended October 31, 2021. The increase in net income was primarily attributable to higher operating income, the $51 million loss on debt modification and extinguishment and equity award modification expense, both of which occurred in fiscal 2021, and lower interest expense, partially offset by an increase in income taxes.

Net Income Attributable to Non-controlling Interests
Net income attributable to non-controlling interests for the nine months ended October 30, 2022 was $185 million compared with a net income attributable to non-controlling interests of $28 million for the nine months ended October 31, 2021. This includes the allocation of the Holdings’ net income for the nine months ended October 30, 2022 to holders of Partnership Interests other than Core & Main. For the nine months ended October 31, 2021, the allocation of Holdings’ net income to holders of Partnership Interests other than Core & Main is for the period from July 23, 2021 through October 31, 2021, which was partially offset by Core & Main’s share of the $51 million loss on debt modification and extinguishment that occurred on July 27, 2021.

Net Income Attributable to Core & Main, Inc.
Net income attributable to Core & Main, Inc. for the nine months ended October 30, 2022 was $312 million compared with $118 million for the nine months ended October 31, 2021. This represents the allocation of Holdings’ net income for the nine months ended October 30, 2022 to Core & Main. For the nine months ended October 31, 2021, the allocation of Holdings’ net income to Core & Main, Inc. includes net income of Holdings for the period from February 1, 2021 to July 22, 2021.

Earnings Per Share
The Class A common stock basic earnings per share and diluted earnings per share for the nine months ended October 30, 2022 were $1.85 and $1.82, respectively. The Class A common stock basic earning per share and diluted earnings per share for the nine months ended October 31, 2021 represent the period from July 23, 2021 through October 31, 2021, the period following the Reorganization Transactions. The Class A common stock basic earning per share and diluted earning per share for the period from July 23, 2021 through October 31, 2021 were $0.27 and $0.26, respectively. The net income attributable to Core & Main, Inc. for the period from July 23, 2021 through October 31, 2021 was partially offset by Core & Main's share of the $51 million loss on debt modification and extinguishment that occurred on July 27, 2021.

Adjusted EBITDA
Adjusted EBITDA for the nine months ended October 30, 2022 increased $318 million, or 70.2%, to $771 million compared with $453 million for the nine months ended October 31, 2021. Growth in Adjusted EBITDA was primarily attributable to higher net sales, improved gross profit margins, and leveraging our cost structure on the increase in net sales. For a reconciliation of Adjusted EBITDA to net income or net income attributable to Core & Main, Inc., the most comparable GAAP financial metric, as applicable, see “—Non-GAAP Financial Measures.”

Liquidity and Capital Resources
Historically, we have financed our liquidity requirements through cash flows from operating activities, borrowings under our credit facilities and issuances of equity and debt securities. Our principal historical liquidity requirements have been for working capital, capital expenditures, acquisitions and servicing indebtedness.
As of October 30, 2022, our cash and cash equivalents was approximately zero and we had $90 million outstanding borrowings on our Senior ABL Credit Facility, which provides for borrowings of up to $1,250 million, subject to borrowing base availability. As of October 30, 2022, after giving effect to approximately $9 million of letters of credit issued under the Senior ABL Credit Facility and outstanding borrowings under the Senior ABL Credit Facility, Core & Main LP would have been able to borrow approximately $1,151 million under the Senior ABL Credit Facility, subject to borrowing base availability. Our short term debt obligations of $15 million are related to quarterly amortization principal payments on the Senior Term Loan Facility.
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
Additionally, we continuously evaluate our approach to our capital allocation, which may include acquisitions, greenfields, debt reduction (including through open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and opportunistic refinancing of debt), stock repurchases, dividends or other distributions. The execution of these, and other, capital allocation activities may be at the discretion of, and subject to the approval by, our board of directors and will depend on our financial condition, earnings, liquidity and capital requirements, market conditions, level of indebtedness, contractual restrictions, compliance with our debt covenants, restrictions imposed by Delaware law, general business conditions and any other factors that our board of directors deems relevant in making any such determination. Therefore, there can be no assurance that we will engage in any or all of these actions or to what amount of capital we will allocate to each option. Our affiliates may also purchase our debt from time to time, through open market purchases or other transactions. In such cases, our debt may not be retired, in which case we would continue to pay interest in accordance with the terms of such debt and we would continue to reflect the debt as outstanding in our consolidated Balance Sheets.
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

Information about our cash flows, by category, is presented in the Condensed Consolidated Statements of Cash Flows and is summarized as follows:

	Nine Months Ended
	October 30, 2022	October 31, 2021

Cash flows provided by (used in) operating activities	$94	$(66)
Cash flows used in investing activities	(133)	(189)
Cash flows provided by (used in) financing activities	38	(121)
Decrease in cash and cash equivalents	$(1)	$(376)
Operating Activities
Net cash provided by operating activities increased by $160 million to $94 million of cash inflows for the nine months ended October 30, 2022 compared with cash used in operating activities of $66 million for the nine months ended October 31, 2021. The improvement in operating cash flows was primarily driven by higher operating income and $67 million in lower cash interest payments due to the redemption of the Senior 2024 Notes and Senior 2025 Notes completed on July 27, 2021. These factors were partially offset by a higher investment in working capital based on strong net sales growth, strategic inventory purchases and a $78 million increase in tax payments due to higher income before provision for income taxes.
Investing Activities
Net cash used in investing activities decreased by $56 million to $133 million for the nine months ended October 30, 2022 compared with $189 million for the nine months ended October 31, 2021, primarily attributable to a $58 million decrease in cash outflows for acquisitions and the fiscal 2021 cash outflow of $5 million for the payment for the settlement of an interest rate swap. These factors were partially offset by an $8 million increase in capital expenditures.
Financing Activities
Net cash provided by financing activities was $38 million for the nine months ended October 30, 2022 compared with net cash used in financing activities of $121 million for the nine months ended October 31, 2021. The change of $159 million was primarily attributable to a $923 million decrease in outflows for debt repayments, net of debt issuances, discounts, issuance costs and modification costs. This was partially offset by fiscal 2021 inflows related to net proceeds from the IPO and IPO Overallotment Option Exercise (as defined in Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) of approximately $756 million, after deducting underwriting discounts, commissions and offering expenses paid and an $8 million increase in distributions to non-controlling interest holders during fiscal 2022.

Financing
Senior Term Loan Facility
Core & Main LP’s Senior Term Loan Facility has an original aggregate principal amount of $1,500 million, which matures on July 27, 2028. The Senior Term Loan Facility requires quarterly principal payments, payable on the last business day of each fiscal quarter in an amount equal to approximately 0.25% of the original principal amount of the Senior Term Loan Facility. The remaining balance is payable upon final maturity of the Senior Term Loan Facility on July 27, 2028. The Senior Term Loan Facility bears interest at a rate equal to (i) LIBOR plus, in each case, an applicable margin of 2.50% or (ii) the base rate, which will be the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) the overnight federal funds rate plus 0.50% per annum and (z) one-month LIBOR (adjusted for maximum reserves) plus 1.00% per annum, plus, in each case, an applicable margin of 1.50%. The Senior Term Loan Facility is subject to a LIBOR “floor” of 0.00%. The weighted average interest rate, excluding the effect of the interest rate swap, of Core & Main LP's outstanding borrowings under the Senior Term Loan Facility as of October 30, 2022 was 6.53%. See further discussion of the interest rate swap below. Based on quotes from financial institutions (i.e., level 2 of the fair value hierarchy) the fair value of the Senior Term Loan Facility was $1,442 million at October 30, 2022.

Asset-Based Credit Facility
On July 29, 2022, Core & Main LP amended the terms of the Senior ABL Credit Facility in order to, among other things, increase the aggregate amount of commitments by $400 million to $1,250 million overall, subject to borrowing base availability, and implement a rate based on SOFR in lieu of LIBOR. The Senior ABL Credit Facility has a maturity date of July 27, 2026. Borrowings under the Senior ABL Credit Facility bear interest at either the SOFR rate plus an applicable margin ranging from 1.25% to 1.75%, or an alternate base rate plus an applicable margin ranging from 0.25% to 0.75%, depending on the borrowing capacity under the Senior ABL Credit Facility. Additionally, Core & Main LP pays a fee of 0.25% on unfunded commitments under the Senior ABL Credit Facility. As of October 30, 2022, there was $90 million outstanding under the Senior ABL Credit Facility with a weighted average interest rate of 4.14%. The book value of the Senior ABL Credit Facility approximates fair value due to the variable interest rate nature of these borrowings.
Interest Rate Swap
On July 27, 2021, Core & Main LP entered into an interest rate swap in which it makes payments to a third-party based upon a fixed interest rate of 0.74% and receives payments based upon the one-month LIBOR rate, based on notional amounts associated with borrowings under the Senior Term Loan Facility. The measurement period of the instrument commenced on July 27, 2021 with a notional amount of $1,000 million. The notional amount decreases to $900 million on July 27, 2023, $800 million on July 27, 2024, and $700 million on July 27, 2025 through the instrument maturity on July 27, 2026. This instrument is intended to reduce our exposure to variable interest rates under the Senior Term Loan Facility. As of October 30, 2022, this instrument resulted in an effective fixed rate of 3.24%, based upon the 0.74% fixed rate plus an applicable margin of 2.50%, on $1,000 million of borrowings under the Senior Term Loan Facility.
The fair value of this cash flow interest rate swap was a $103 million and $31 million asset as of October 30, 2022 and January 30, 2022, respectively, which is included within other assets in the Balance Sheet. Fair value is based upon the present value of future cash flows under the terms of the contract and observable market inputs (level 2). Significant inputs used in determining fair value include forward looking one-month LIBOR rates and the discount rate applied to projected cash flows.
Purchase Obligations
As of October 30, 2022, the Company had agreements in place with various suppliers to purchase goods and services, primarily inventory, in the aggregate amount of $1,485 million. These purchase obligations are generally cancelable, but the Company foresees no intent to cancel. Payment is dependent on lead times from our suppliers, and could be extended due to supply chain disruptions. Payments are generally expected to be made during fiscal 2022 and fiscal 2023 for these obligations.

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
The following table sets forth a reconciliation of net income or net income attributable to Core & Main, Inc. to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Net income attributable to Core & Main, Inc.	$111	$64	$312	$118
Less: net income attributable to non-controlling interest	67	45	185	28
Net income	178	109	497	146
Depreciation and amortization (1)	37	37	107	106
Provision for income taxes	40	25	108	34
Interest expense	16	12	46	85
EBITDA	$271	$183	$758	$371
Loss on debt modification and extinguishment	—	1	—	51
Equity-based compensation	2	2	9	22
Acquisition expenses (2)	1	3	3	6
Offering expenses (3)	1	—	1	3
Adjusted EBITDA	$275	$189	$771	$453
(1)Includes depreciation of certain assets which is reflected in “cost of sales” in our Statement of Operations.
(2)Represents expenses associated with acquisition activities, including transaction costs, post-acquisition employee retention bonuses, severance payments, expense recognition of purchase accounting fair value adjustments (excluding amortization) and contingent consideration adjustments.
(3)Represents costs related to the IPO and subsequent secondary offerings reflected in SG&A expenses in our Statement of Operations.

Recently Issued and Adopted Accounting Pronouncements and Accounting Pronouncements Issued But Not Yet Adopted
See Note 2 of our unaudited condensed consolidated financial statements.

Critical Accounting Policies and Estimates
A summary of our significant accounting policies are discussed in Note 2 to the audited consolidated financial statements in our 2021 Annual Report on Form 10-K. The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates and assumptions are based on historical experiences and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results of operations and require management judgment. There have been no significant changes to these policies which have had a material impact on the Company’s interim unaudited condensed consolidated financial statements and related notes during the three and nine months ended October 30, 2022.

Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of October 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These risks include fluctuations in interest rates and prices, including price fluctuations related to our commodity-based products.
Interest Rate Risk
Our credit facilities bear interest at a floating rate. The Senior Term Loan Facility bears interest generally equal to LIBOR plus an applicable margin. The Senior ABL Credit Facility bears interest generally equal to SOFR plus an applicable margin. As a result, we are exposed to fluctuations in interest rates to the extent of our net borrowings under the Senior Term Loan Facility and the Senior ABL Credit Facility, which were $1,571 million at October 30, 2022. As of October 30, 2022, excluding the impact of any interest rate swap, each one percentage point change in interest rates would result in an approximately $15 million change in the annual interest expense on the Senior Term Loan Facility. As of October 30, 2022, assuming availability was fully utilized and excluding the impact of any interest rate swap instruments, each one percentage point change in interest rates would result in an approximately $13 million change in annual interest expense on the Senior ABL Credit Facility. See “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Key Factors Affecting Our Business—Interest Rates.”
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that, as of October 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
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
None.
b. Use of Proceeds from Public Offering of Common Stock
None.
c. Issuer Purchases of Equity Securities
The following is a summary of our repurchases of shares of Class A common stock during the three months ended October 30, 2022:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
August 1 - August 31	2,222	$24.52	N/A	N/A
September 1 - September 30	68	23.36	N/A	N/A
October 1 - October 30	—	—	N/A	N/A
	2,290	$24.49	—	—

(1) The repurchases of Class A common stock during the quarter were pursuant to employee tax withholding obligations upon issuance of unit appreciation rights and vesting of restricted stock units pursuant to terms of the Company’s 2021 Omnibus Equity Incentive Plan.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

10.1†	Form of Director RSU Agreement*

10.2†	Form of Employee RSU Agreement*

10.3†	Form of Employee Stock Option Agreement*

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

Date: December 13, 2022	CORE & MAIN, INC.

	By:	/s/ Stephen O. LeClair
Name: Stephen O. LeClair
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark R. Witkowski
Name: Mark R. Witkowski
Title: Chief Financial Officer
(Principal Financial Officer)