Form 10-K
period 2023-01-29
Core & Main, Inc.
filed 2023-03-28
CIK 1856525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2023
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.1D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,462 million.
As of March 24, 2023, there were 173,024,926 shares of the registrant’s Class A common stock, par value $0.01 per share, and 73,041,787 shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, without limitation, all statements other than statements of historical facts contained in this Annual Report, including statements relating to our intentions, beliefs, assumptions or current expectations concerning, among other things, our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding expected growth, future capital expenditures, capital allocation and debt service obligations, and the anticipated impact on our business, are forward-looking statements.
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
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be outside our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results of operations, financial condition and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Furthermore, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Form on Form 10-K. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

•declines, volatility and cyclicality in the United States (“U.S.”) residential and non-residential construction markets;
•slowdowns in municipal infrastructure spending and delays in appropriations of federal funds;
•our ability to competitively bid for municipal contracts;
•price fluctuations in our product costs;
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
•our ability to hire, engage and retain key personnel, including sales representatives, qualified branch, district and regional managers and senior management;
•our ability to identify, develop and maintain relationships with a sufficient number of qualified suppliers and the potential that our exclusive or restrictive supplier distribution rights are terminated;
•the availability and cost of freight;
•the ability of our customers to make payments on credit sales;
•changes in supplier rebates or other terms of our supplier agreements;
•our ability to identify and introduce new products and product lines effectively;
•the spread of, and response to public health crises and the inability to predict the ultimate impact on us;
•costs and potential liabilities or obligations imposed by environmental, health and safety laws and requirements;

•regulatory change and the costs of compliance with regulation;
•changes in stakeholder expectations in respect of environmental, social and governance (“ESG”) and sustainability practices;
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
•interruptions in the proper functioning of our and our third-party service providers’ information technology systems, including from cybersecurity threats;
•our ability to continue our customer relationships with short-term contracts;
•risks associated with exporting our products internationally;
•our ability to maintain effective internal controls over financial reporting and remediate any material weaknesses;
•our indebtedness and the potential that we may incur additional indebtedness;
•the limitations and restrictions in the agreements governing our indebtedness, the Amended and Restated Limited Partnership Agreement of Holdings and the Tax Receivable Agreements (each as defined herein);
•increases in interest rates and the impact of transitioning away from LIBOR, generally to Term SOFR (each as defined herein), as a benchmark rate in contracts;
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

PART I
Item 1. Business
Our Company
Core & Main, Inc. (“Core & Main” and collectively with its subsidiaries, the “Company,” “we,” “our” or “us”) is a holding company and its primary material asset is its direct and indirect ownership interest in Core & Main Holdings, LP, a Delaware limited partnership (“Holdings”). Core & Main is a leader in advancing reliable infrastructure with local service, nationwide. As a leading specialized distributor with a focus on water, wastewater, storm drainage and fire protection products, and related services, we provide solutions to municipalities, private water companies and professional contractors across municipal, non-residential and residential end markets, nationwide. Our specialty products and services are used primarily in the maintenance, repair, replacement and new construction of water, wastewater, storm drainage and fire protection infrastructure. We are one of only two national distributors operating across large and highly fragmented markets, which we estimate to represent approximately $40 billion in annual sales.
As of January 29, 2023, we have a network of approximately 320 branch locations in 48 states across the U.S., which serve as a critical link between over 4,500 suppliers and a diverse and long-standing base of approximately 60,000 customers. Our sales reach, technical knowledge, broad product portfolio, customer service, project planning and delivery capabilities, and ability to provide local expertise nationwide, make us a critical partner to both our customers and suppliers.
We offer a comprehensive portfolio of more than 200,000 stock keeping units (“SKUs”) covering a full spectrum of specialized products and services, including pipes, valves & fittings, storm drainage products, fire protection products and fabrication services, and smart metering products and technology. Our products are generally unique to our industry and must meet local specifications.
We have a balanced mix of sales across product categories, end markets and construction sectors. We derived approximately 39% of our net sales for the fiscal year ended January 29, 2023 (“fiscal 2022”) from the municipal construction sector, 39% from the non-residential construction sector, and 22% from the residential construction sector. Furthermore, we estimate that we had a near-equal mix of sales related to construction on new projects and existing repair and replace projects in fiscal 2022.

Our company and our people are committed to advancing reliable infrastructure with local service, nationwide. Our mission is to serve as an industry leader, supplying local expertise, products and services to build innovative water, wastewater, storm drainage and fire protection solutions for the communities we serve. We support our customers and our communities in their efforts to find both short- and long-term solutions to conserve water. We embrace our responsibility in contributing to the evolution of our industry over the long term, providing innovative technology solutions and giving visibility to the critical importance of reliable water infrastructure and fire protection systems.

Our History
Our first legacy distribution company dates back to 1874 and over the years, our company has grown organically and through a series of mergers and acquisitions. In 2005, The Home Depot acquired National Waterworks Holdings and subsequently merged it with Hughes Supply Inc. to establish one of the leading waterworks distributors in the U.S. Under The Home Depot’s ownership, we became HD Supply Waterworks and completed several small acquisitions to further expand our geographic footprint. In 2007, a group of private equity investors acquired the HD Supply business from The Home Depot and subsequently executed an initial public offering in 2013. In August 2017, HD Supply Waterworks was acquired by Clayton, Dubilier & Rice, LLC (“CD&R”) from HD Supply and was subsequently rebranded as Core & Main. On July 27, 2021, we completed our initial public offering of Class A common stock (the “IPO”). Since then, we have continued to grow the business organically and through a series of acquisitions.
Our End Markets
We have diversified end market exposure across three primary construction sectors: (i) municipal; (ii) non-residential; and (iii) residential.
Based on management’s estimates, we believe that our addressable market in the U.S. for the distribution of water, wastewater, storm drainage and fire protection products, and related services, represented approximately $40 billion in sales in fiscal 2022. Growth in our industry is driven by a broad array of factors, including municipal water infrastructure spending, water and wastewater utility rates, interest rates, commercial construction, housing starts, population growth and other demographic trends.
Municipal
We estimate that approximately 39% of our net sales in fiscal 2022 were to contractors and municipalities for municipal funded projects, including the repair, replacement, upgrade and new construction of water and wastewater supply, filtration, storage and distribution systems. Municipalities establish local product specifications based on regulatory requirements and engineering standards. Given our extensive geographic footprint and technical knowledge of products and local specifications, we believe we are well-equipped to anticipate and serve local needs as well as large private underground utility contractors who require national reach and an extensive product offering.
Municipal demand has exhibited steady growth over the long term due to the critical and immediate need to replace aged water infrastructure. However, due to limited available funding over the last decade, the pace of investment has significantly lagged the need for investment to upgrade water systems throughout the U.S., which has resulted in significant underinvestment in water supply, water safety and wastewater management. In November 2021, the Infrastructure Investment and Jobs Act (“IIJA”) was signed into law, which includes $55 billion to invest in water infrastructure across the U.S. In the coming years, we expect increased federal infrastructure investment to have a core focus on the upgrade, repair and replacement of municipal waterworks systems and to address demographic shifts and serve the growing population. We believe these dynamics, coupled with expanding municipal budgets, create the backdrop for a favorable funding environment and accelerated investment in projects that will benefit our business.
Non-Residential
We estimate that approximately 39% of our net sales in fiscal 2022 were directly related to clean water and wastewater infrastructure, storm drainage and fire protection systems supporting U.S. non-residential construction activity, including industrial, commercial, institutional, warehouse and multi-family development projects. Our products are often installed while breaking ground on new lot development during the initial construction phase, though some products, like storm drainage products, are used during both new construction and repair and replace activities. Our fire protection products are typically installed at later stages of construction projects compared to most of our other products and exhibit less seasonal patterns since they are generally installed indoors and are therefore less impacted by weather conditions.
Demand across the U.S. non-residential construction market has historically lagged residential construction activity as commercial development is necessary to support new housing development. Over the long term, we expect non-residential construction activity to increase as suburban communities expand and demand increases for our waterworks, storm drainage and fire protection products. Furthermore, the IIJA provides funding to protect against droughts, floods, heat and wildfires, funding to repair roads and bridges, and funding to create more modern and resilient airport infrastructure, which could provide benefits for non-residential construction activity over the next several years.

Residential
We estimate that approximately 22% of our net sales in fiscal 2022 were directly related to clean water and wastewater infrastructure projects to supply and service residential construction activity. Residential spending in our industry is driven by new land and lot development for single-family housing. Over the long-term, U.S. residential construction activity is expected to grow as a result of population growth, low housing inventory and demographic population shifts. The current under-build of housing in the U.S. compared with household formations implies significant pent-up demand and continued growth going forward.
Our Strategies
We intend to capitalize on our competitive strengths to deliver profitable growth and create shareholder value through the following core strategies:
Replicate Successful Expansion in Underpenetrated Geographies
We have demonstrated an ability to successfully expand in underpenetrated geographies, having opened 15 new locations since 2017. We intend to continue pursuing opportunities to strengthen our presence in metropolitan statistical areas (“MSAs”) where we have an established footprint as well as in certain underserved markets. We believe we are well-positioned to do so through our market intelligence and our ability to attract and develop sales talent. We also intend to continue selectively driving greenfield expansion. We believe we can efficiently open new branches in attractive markets given our highly capable talent pool, our ability to capitalize on our scale, and learning curve advantages based on past successes in entering new geographies. We have identified over 170 MSAs where we believe we are underpenetrated and thus have opportunities to pursue greenfield expansion or offer more product lines and services, which we have estimated to be an approximately $1.1 billion sales opportunity.
Opportunistically Pursue Strategic Acquisitions
We have a strong track record of acquiring and integrating businesses. We take a disciplined approach to sourcing, acquiring and integrating complementary businesses that help us expand into new geographic areas, acquire key talent or offer new products and services. In addition, we evaluate and pursue opportunistic acquisitions in industries adjacent to those we currently serve. We have a strong acquisition platform in place, which bolsters our ability to pursue attractive assets in the market. Our experienced mergers and acquisitions team actively develops a large pipeline of synergistic acquisition targets and coordinates with field leadership to identify, pursue and integrate new businesses. Through favorable purchasing capabilities, fixed cost leverage, facility optimization, access to products and working capital optimization, we have been able to generate significant margin improvement and synergistic value from businesses we acquire.
We believe we are widely viewed as the acquirer of choice in our industry due to our respected reputation, our entrepreneurial culture, and our commitment to the development and well-being of our people. Our integration approach is to partner with the management of the acquired company to tailor the transition of the employees into our systems and processes.
Execute on Margin Enhancement Initiatives
From the fiscal year ended January 31, 2021 (“fiscal 2020”) to fiscal 2022, our gross margin improved by approximately 290 basis points in part due to several initiatives, including private label product expansion, category management optimization, data-driven pricing strategies and an expansion of value-added products and services. We have complemented these initiatives with accretive acquisitions, which has resulted in sustainable margin expansion.
Our private label initiative accelerated after our acquisition of Long Island Pipe Supply, Inc. (“LIP”) in July 2019 and again after our acquisition of Trumbull Manufacturing, Inc. in October 2022, through which we gained access to a highly scalable assortment of private brands and products utilized throughout the water, wastewater and fire protection industries. We believe our global sourcing capabilities and strong international supplier relationships, as well as the potential for automated distribution and logistics, will continue to create competitive pricing advantages. We are expanding our direct sourcing and distribution capabilities in order to drive further margin expansion in the future.
The terms on which we purchase products from many of our suppliers entitle us to receive a rebate based on the amount of our purchases, a discount for timely payment or other favorable terms reflected in our historical results. Our category management team has identified numerous opportunities to continue shifting spend to suppliers with the best pricing and payment programs in order to optimize supplier incentives to expand gross margins.

Additionally, we have a specialized team dedicated to driving sustainable margin improvement through pricing analytics. An end-to-end review of our pricing strategies identified key margin enhancement opportunities, including continued optimization of system-wide pricing through IT enhancements, data-driven customer and product analysis that enable us to identify price opportunities and mitigate potential margin impacts from price changes. We believe these gross margin initiatives, in addition to our ability to leverage fixed costs, create a path to drive margin expansion over the long-term.
Increase Share with Strategic Accounts
Through our strategic accounts program, we partner with national contractors and private water companies who typically pursue large-scale, complex projects that require greater technical expertise and specialized procurement needs. Sales through our strategic accounts program represented less than 5% of our fiscal 2022 net sales. We believe we are well-positioned to grow our share with these customers due to our dedicated sales team, which includes engineers and other experts who can provide significant insights on large, complex projects, including cases in which our customers are asked to design and build new water systems or wastewater treatment plants. Our partnerships with these customers extend throughout the entire project lifecycle, from the pre-bidding design phase to post-project support. We believe our strategic partnerships and national supplier relationships will continue to generate cross-selling opportunities and future business, while driving adoption within our distribution model.
Utilize Scale and Platform to Accelerate New Product Adoption
We utilize our vast geographic footprint, customer relationships, local industry knowledge and training capabilities to introduce and accelerate the adoption of new products and technology in our industry. Examples include the advancement of smart metering and fusible high-density polyethylene (“HDPE”) solutions for municipal customers, fabrication and kitting assemblies for fire protection contractors, and geosynthetics and erosion control products for residential and non-residential developers.
We have identified a number of underpenetrated product categories in large and attractive markets where we can grow and enhance our market share. Geosynthetics and erosion control is representative of these opportunities as it is a complementary product offering to existing customers in a large and fragmented market with significant growth opportunity. We believe that we can expand our presence in these underpenetrated product categories without investing significant capital or incurring substantial costs as a result of our existing branch network, favorable supplier relationships and low working capital requirements.
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
We intend to continue investing in our already strong talent base by attracting and developing associates. Our training and leadership curricula and expanded diversity and inclusion programs drive high associate engagement and a positive associate experience. In addition, we deliver attractive career growth opportunities to our associates while leveraging their knowledge and expertise.
Our Products & Services
Our comprehensive product portfolio consists of more than 200,000 SKUs from approximately 4,500 suppliers. Our offering consists of pipes, valves & fittings, storm drainage products, fire protection products and fabrication services, and smart metering products and technology. Our customers value our product breadth and geographic reach, as well as our technical product knowledge and consultation services. While pricing is important to our customers, availability, convenience, reliability and expertise are also important factors in their purchase decisions. In addition, our project management capabilities provides us with a competitive advantage over many competitors who offer a more limited selection of services.

Pipes, Valves & Fittings
Pipes, valves, hydrants and fittings are used in the distribution and flow control of water within water and wastewater transmission networks. Our pipe products, which typically range in diameter from 1/2” to 60”, include materials such as PVC, ductile iron, HDPE, steel and copper. Our valves are used to control the flow of water within water transmission networks and are often specified to meet the needs of each project. Our hydrants provide a point-of-access for fire fighters to quickly tap into pressurized water systems, and they vary based on local specifications and regulations. Our fittings and restraints, made from a variety of materials depending on local specifications and regulations, are used to connect pipe sections, valves and other devices to each other. This category also includes other complementary products and services used for the service, repair and replacement of underground water infrastructure.
Pipes, valves & fittings products accounted for approximately 68% of our net sales in fiscal 2022.
Storm Drainage
Our storm drainage products are used in the construction of stormwater management systems to retain, detain and divert stormwater runoff. Our storm drainage product offering includes corrugated HDPE and metal piping systems, retention basins, inline drains, manholes, grates, geosynthetics and erosion control products, and other related products. Our storm drainage product offering varies by market depending on local codes and engineering specifications.
Storm drainage products accounted for approximately 14% of our net sales in fiscal 2022.
Fire Protection
Our fire protection products are installed in commercial, institutional, industrial, warehouse and multi-family buildings, and they are used to extinguish and prevent the spread of fires. A typical fire protection product offering includes pipe, sprinkler heads and devices, and other accessories. We also offer customized fabrication and kitting services, providing a comprehensive solution for all fire protection product needs. Our fire protection products meet strict quality standards, and our offering varies by market based on local specifications, regulations and fire codes.
Fire protection products accounted for approximately 11% of our net sales in fiscal 2022.
Meters
Our smart meters are used for water volume measurement and regulation and include automated meter reading and advanced metering infrastructure technologies. We offer multi-stage smart metering solutions to our customers, including meter accessories, meter installation, network infrastructure and software installation, training and long-term service contracts to deliver cost efficiencies to our customers. Our smart meters and advanced metering technology provide labor savings benefits for our municipal customers and help reduce water loss through leak detection.
Meter products accounted for approximately 7% of our net sales in fiscal 2022.
Our Customers
We have a fragmented customer base that consists of approximately 60,000 customers. Our top 50 customers represented approximately 12% of our net sales in fiscal 2022, with our largest customer accounting for less than 1% of net sales.
Our customers choose us for our breadth of products and services, extensive industry knowledge, familiarity with local specifications, convenient branch locations and project management capabilities. We utilize our deep supply chain relationships to provide customers with a “one-stop-shop” experience and customized support in their efforts to maintain and construct water, wastewater, storm drainage and fire protection systems. Our scale and geographic footprint allows us to obtain preferred access to products for our customers, even during periods of material shortages. We have the ability to serve both smaller, local customers and larger, national customers with relevant expertise and the right inventory on hand. Our local sales associates take a consultative sales approach, using knowledge of the local regulatory requirements and specifications to provide customer-specific product and service solutions. We are deeply involved in our customers’ planning processes, and we have the ability to support our customers by converting engineered drawings and specifications into accurate and comprehensive material project plans. For specific smart metering, treatment plant, storm drainage or fusible HDPE pipe solutions, our sales associates partner with a deep and dedicated team of nearly 240 national and regional product specialists to assist customers in project scoping and specialized product selection. Our technical knowledge and experience are complemented by our proprietary customer facing digital technology tools, which enable us to work closely and efficiently with our customers in material management, timely inventory purchasing, quoting and coordinated jobsite delivery. We believe our customer facing technology tools build customer loyalty and drive repeat business, and also create a competitive advantage over smaller competitors who may not have the scale or resources to provide similar technology or services.

Our Suppliers
We have strong relationships with our suppliers due to our long history in the industry, substantial purchasing scale, national footprint and ability to reach a fragmented customer base. Our national footprint and reach to local communities are essential to our suppliers, as we have a highly developed understanding of the local markets, customer base and growth opportunities. We believe we are one of the largest volume customers for many of our suppliers, leading to favorable purchasing arrangements regarding product availability, payment terms and pricing. Our scale also enables us to secure distribution rights that are either exclusive or given to a limited number of distributors in key product categories, and to provide key products to customers that are unavailable to our competitors. Our size and scale, supplier relationships, and technical knowledge of products and local specifications enable us to obtain preferred access to specialized products and preferred access to products during periods of material shortages, or when shorter-than-usual lead times are required for certain projects. This provides us with a competitive advantage versus smaller competitors, particularly for large and complex projects. Our largest single supplier represented 8% of product expenditures in fiscal 2022, and our top ten suppliers represented 47% of total product expenditures during the same period. We strategically conduct business with our top suppliers in order to optimize our scale advantages, but we also have the flexibility to source the majority of our products from a number of alternate suppliers when necessary.
Our Competition
The U.S. water, wastewater, storm drainage and fire protection products distribution industry, and the end markets we serve, are highly fragmented. We face competition on a national level from only one other national distributor, but we are unique in our dedicated focus on water and fire protection infrastructure. The remainder of our market is served by hundreds of regional, local and specialty niche distributors, and through direct sales by manufacturers to end users. We estimate that our net sales accounted for approximately 17% of our $40 billion addressable market in fiscal 2022.
The principal competitive factors in our industry include the breadth, availability, access and pricing of products and services, technical knowledge and project planning capabilities, local expertise, as well as delivery capability and reliability. We believe that we are a leader in the local markets that we serve, and our national scale gives us meaningful competitive advantages compared to our smaller competitors.
Our Operating Structure
We strategically organize our branch network to meet the specific needs of our customers in each local market, and we support our branches with the resources of a large company, delivered through district and regional management, including company-wide sales, operations and back-office functions. We believe this allows each local branch manager to tailor his or her branch’s strategy, marketing and product and service offerings to address the specific needs of customers in each of their markets, while maintaining many of the benefits of our company’s scale. Our branch associates have the opportunity to earn competitive compensation through our performance-based compensation plans, which are based on local performance.
We support our network of approximately 320 branches with the following company-wide resources: strategic account management, product specialists, category management, sourcing, supply chain, finance, tax, accounting, payroll, marketing & communications, human resources, legal, safety and information technology. Nearly all of our branches operate on an integrated technology platform, allowing us to utilize our combined capabilities for procurement, inventory management, financial support, data analytics and performance reporting.
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
Our Sales Force
As of January 29, 2023, we had approximately 1,700 sales representatives, the majority of whom were inside sales representatives based at local branches. Inside sales representatives are responsible for project management, coordinating incoming orders, providing estimates and ordering material. Our sales representatives also include approximately 550 field sales representatives who routinely visit existing customers, potential customers and jobsites. These field sales representatives remain attuned to activity in their local market, identifying and tracking active projects, and are responsible for generating sales and identifying new customers and projects. They also directly assist and educate customers, taking a consultative approach and helping with custom projects and product solutions tailored to our customers’ needs. While our sales representatives are typically assigned to a local branch and report to a branch manager, they can service an entire district and report to a district manager based on a specific customer or project need and the size of the branch.
Our sales representatives are highly experienced with in-depth product and technical knowledge, significant local insights and strong long-term customer relationships, all of which are critical to our success. On average, our field sales representatives have over 13 years of experience in the water, wastewater, storm drainage and fire protection industries. Our sales approach is highly consultative, as our representatives are often deeply involved in our customers’ processes and assist in project scoping, product selection and materials management. Our sales force also includes a deep and dedicated team of over 240 technical product specialists at the national and regional levels who have expertise in specific product and service offerings, and who support our other sales representatives with product training and technical support.
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
As of January 29, 2023, we employed approximately 4,500 associates, including approximately 250 in branch management positions, 1,300 in branch operations, 1,700 in sales positions, 600 in warehouse positions and 650 in other positions supporting the company. Approximately 105 of our associates were covered by collective bargaining agreements.
Pay for Performance
We believe that our strong culture, consistent investment in our people and competitive compensation programs result in low turnover rates across key roles. Sales associates have the opportunity to earn competitive compensation through our performance-based compensation structure, which aligns our interests with those of our associates. Our leadership incentive programs link compensation levels to the achievement of branch or region-specific goals based on profitability and return on investment. Our “local service, nationwide” philosophy incentivizes both our sales force and our operations team to be entrepreneurial, making decisions grounded in a customer-centric approach. Most other associates also participate in a profit sharing plan that aligns their compensation to profitability and return on investment.
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
Benefits
Our comprehensive benefits program reflects our overall belief that benefits should address the whole associate experience, including health and well-being. We offer associates a comprehensive benefits package, which includes access to a concierge service to help them navigate their benefits. These efforts are representative of our focus on promoting a consistent, positive experience for all associates.
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
Except for the Core & Main trademark and licenses of commercially available third-party software, we do not consider our trademarks, trade names or licenses to be material to the operation of our business taken as a whole. As we continue our growth strategy around our private label distribution capabilities, we anticipate the trademarks related to private label will continue to grow in value. We nevertheless face intellectual property-related risks and may be unable to obtain, maintain and enforce our intellectual property rights. Assertions by third parties that we violate their intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.
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

Organizational Structure
Core & Main was incorporated on April 9, 2021 for the purpose of facilitating the IPO and other related transactions in order to carry on the business of Holdings and its consolidated subsidiaries. Core & Main is a holding company, and its primary material asset is its ownership interest in Holdings, a portion of which is held indirectly through CD&R WW, LLC. Holdings has no operations and no material assets of its own other than its indirect ownership interest in Core & Main LP, the legal entity that conducts the operations of Core & Main. For more information regarding the IPO, the Reorganization Transactions (as defined below under in Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Initial Public Offering and Secondary Offerings”) and our holding company structure, see Note 1 to the consolidated financial statements included elsewhere in the Annual Report on Form 10-K.
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
Item 1A. Risk Factors
Risks Related to Our Business
You should carefully consider the factors described below, in addition to the other information set forth in this Annual Report on Form 10-K. These risk factors are important to understanding the contents of this Annual Report on Form 10-K and of other reports. Should one or more of these risks be realized, it could result in a material impact to our operations, liquidity or financial position, results of operations and/or cash flows. Our reputation, business, financial position, results of operations and cash flows are subject to various risks. The risks and uncertainties described below are not the only ones relevant to us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also adversely impact our reputation, financial position, results of operations and cash flows.
We have been, and may continue to be, adversely impacted by declines and volatility in the U.S. residential and non-residential construction markets, which may result in reduced net sales.
Our business is largely dependent on activity in the U.S. residential and non-residential construction markets, which are volatile and subject to cyclical market pressures. The length and magnitude of these cycles have varied over time and by market. Approximately 22% and 39% of our net sales in fiscal 2022 were directly related to the U.S. residential and non-residential end markets, respectively. The level of activity in the U.S. residential and non-residential construction markets is based on numerous factors such as availability of credit, interest rates, general economic conditions, consumer confidence and other factors that are beyond our control. For example, interest rate increases throughout calendar 2022 and into 2023 are a contributing factor to slowing new lot development and contraction in the residential end market. It is uncertain if the Federal Reserve Board will continue to raise rates in the future and if so to what level and for how long. Continued rate increases may result in a downturn in U.S. residential and non-residential construction markets that could have a material adverse effect on our business or financial condition.
We cannot predict the duration of the residential or non-residential construction industry market conditions or the timing of the recovery of residential or non-residential construction activity back to the historical averages. Participants in the U.S. residential and non-residential construction industries may postpone spending in response to tighter credit, negative financial news or declines in income or asset values, which could have a material negative effect on the demand for our products. We also cannot provide any assurances that the operational strategies we have implemented to address current or future market conditions will be successful. Due to these factors and the potential volatility in the residential and non-residential construction markets, there may be fluctuations in our operating results, and the results for any historical period may not be indicative of results for any future period. This uncertainty about current or future economic conditions and potential volatility in U.S. residential and non-residential construction markets may lead to reduced demand for our products, which could have a material adverse effect on our business or financial condition.

Our business and the market for our products and services generally are subject to slowdowns in municipal infrastructure spending which may result in reduced net sales.
The market for the distribution of our products and services is affected by national, regional and local slowdowns in the amount spent by municipalities on infrastructure. We supply many of our products to contractors in connection with municipal projects. Approximately 39% of our net sales in fiscal 2022 were related to the municipal market. Many of the factors that influence municipal infrastructure spending are not within our control.
Municipal infrastructure spending depends largely on availability and commitment of public funds for municipal spending, interest rates, water system capacity and general economic conditions. Economic downturns in any of our markets could reduce municipal tax revenues and the level of infrastructure spending and construction activity and thus our net sales.
In addition, municipal budget processes and conditions in the municipal bond market can impact municipal spending. If a municipality is experiencing budget difficulties, or if a municipality is unable to access capital through the municipal bond market or state revolving funds, it may allocate less funding to infrastructure projects, which could also adversely affect our net sales.
Fluctuations in federal funding can also negatively impact municipal spending. Reduced federal funding and corresponding reductions in federal fund appropriations can adversely affect many of our customers, who derive funding from federal, state and local bodies, which in turn can reduce the demand for our products and services. Conversely, increased federal funding can also adversely affect our business by slowing down state and local spending as a result of delays in appropriating such federal funding to our end customers. In November 2021, the IIJA, which includes $55 billion to invest in water infrastructure across the U.S., was signed into law. When such a large amount of federal funding for infrastructure projects is allocated at once, funds may not be efficiently distributed to the markets in which we operate on a timely basis. Many of our customers, including those in our municipal end market, may also choose or be forced to delay the commencement of infrastructure projects until such funds are allocated, may choose or be forced to re-scope construction-ready infrastructure projects to qualify for federal funding or may not be able to timely pay for products or services provided, which could delay any benefits we expect to receive from the IIJA. In conjunction with the IIJA, the Build America Buy America Act (“BABA”) was enacted, which requires that all iron, steel, manufactured products, and construction materials used in covered infrastructure projects are produced in the U.S. Should the products we distribute be deemed to not comply with BABA, we may not realize the potential benefits from the IIJA. Further, while our industries may benefit from increased federal funding, there is no certainty that we will receive benefits associated with such increase, as a disproportionate amount of funds could go to our competitors.
We may lose business to competitors through the competitive bidding process.
A portion of municipal infrastructure work is awarded through competitive bidding processes in which municipalities or contractors serving municipalities compare estimates from multiple distributors. In addition, certain contractors that serve residential and non-residential markets obtain estimates from multiple distributors. The procurement process for this work is based in part on price and the acceptance of certain risks, including risks related to fixed-price contracts and cost-overruns. We may lose business to lower-cost competitors from price-sensitive customers who do not value our sales reach, technical knowledge, broad product portfolio, customer service and project planning and delivery capabilities. In addition, increased competition from other market participants may cause us, or our contractor clients bidding for such contracts, to not be successful in obtaining or renewing these contracts. Our inability to replace a significant number of contracts lost through competitive bidding processes with other revenue sources within a reasonable time could have a material adverse effect on our business or financial condition.
We are subject to price fluctuations in our product costs.
The costs to procure the products we sell are historically volatile and subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, market speculation, government regulation and trade policies, supply chain constraints, as well as delivery delays due to the availability of domestic or global logistics, and fuel cost volatility.

Our financial performance is impacted by price fluctuations in the cost to procure substantially all the products we sell and our ability to reflect these changes, in a timely manner, in our customer pricing. Increases in prices of products we purchase and sell has increased over the past twenty-four months due to several factors, including, but not limited to, constraints in the supply chain associated with labor, global logistics, and availability of raw materials, that are in part due to the impact of COVID-19 on the global economy, conflict in countries that export raw materials in our products and other weather events. These factors led to decreased availability of certain products that we purchase from our suppliers. Disruptions caused by natural disasters or similar extreme weather events may also affect our ability to both maintain key products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect the Company. For example, operations at certain plants and facilities located in Texas that produce resin, a raw material used in the production of the PVC pipe that we purchase from suppliers, were temporarily shut down as a result of the winter storms of 2021, which caused supply chain disruptions and PVC pipe shortages, which in turn drove product cost increases. Any material shortage of products in the market as a result of natural disasters or similar extreme weather events can negatively impact our net sales, and we may not be able to offset increased product costs via corresponding price increases. Additionally, the conflict in Ukraine resulted in increases in costs associated with products containing ductile iron and steel. A shortage of available manufacturing capacity, or excess capacity, in the industry can result in significant increases or declines in the supply of our products, which in turn results in fluctuations in the market prices for our products, sometimes within a short period of time. Although in some cases we have firm price quotes with our suppliers that fix the price at which we purchase products for a defined period of time, we have experienced termination of certain contracts through the enactment of force majeure contractual clauses.
We may experience price volatility associated with the implementation or rescission of tariffs or other restrictions placed on foreign imports by the U.S. or any related counter-measures are taken by impacted foreign countries. Tariff-related activities may also impact the level of demand associated with products subject to tariffs as our customers may seek alternative products. Most recently, the U.S. enacted tariffs on imported steel products from China that led domestic sellers to respond with market-based increases. It remains unclear what future actions may be taken by the U.S. or other governments with respect to international trade agreements, the imposition or removal of tariffs on goods imported into the U.S., the creation or removal of barriers to trade, tax policy related to international commerce, or other trade matters, and the impact of those actions of the cost of products we sell.
We have a limited ability to control the timing and amount of changes in the cost to procure our products. Although we seek to recover increases in our product costs by passing product cost increases on to our customers, we may not always be successful. In addition, in periods of declining costs for our products, we may face pricing pressure from our customers, requiring us to reduce the prices at which we sell our products to our customers in order to remain competitive in our markets. As we have experienced significant product cost increases over the past twenty-four months, there is increased risk in future periods that we may experience a higher level of deflation, net sales declines or net sales growth at substantially lower rates than in recent periods following improvements in the availability of labor, transportation and products. Due to supply chain constraints, distributors may have increased inventory levels to ensure product availability. As the supply chain improves and product lead time becomes more predictable, distributors may reduce their inventory levels. This may increase competition by suppliers based on price and contribute to deflation. We estimate that approximately 100 to 150 basis points of the fiscal 2022 gross margin increases could be temporary in nature and may not be sustainable once product supply dynamics return to normal and market pricing stabilizes. Our ability to adjust prices in a timely manner to account for such price fluctuations may often depend on market conditions, our fixed costs and other factors, and our failure to adapt our product prices and operational strategies could result in lower revenue, profitability and the write down of our inventories. Historically, we have not engaged in material hedging strategies for purchases of products. We generally sell our products on a spot basis and not under long-term contracts. Any increase in product costs that are not offset by an increase in our prices, or our inability to maintain price levels in an environment of declining product costs, could have a material adverse effect on our business or financial condition.
We are subject to inventory management risks. Insufficient inventory may result in lost sales opportunities or delayed revenue, while excess inventory may negatively impact our gross margin.
We balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence due to changing customer or consumer requirements and fluctuating product costs. If we overestimate demand and purchase too much of a particular product, we face a risk that the price of that product will fall, leaving us with inventory that we cannot sell at historical profit margins or record a material charge if we are required to write-down inventory at net realizable value. Even after an inventory write-down we would likely not be able to sell the inventory at historical product margins. If we underestimate demand and purchase insufficient quantities of products, inventory shortages could result in delayed revenue, loss of sales opportunities, and/or reduced profit margins. Either of these scenarios could have a material adverse effect on our business or financial condition. These risks are elevated during periods of supply chain disruption as we may simultaneously be unable to obtain certain products in a timely manner and increase on-hand quantities of other products.

Acquisitions and other strategic transactions involve a number of inherent risks, any of which could result in the benefits anticipated not being realized.
Acquisitions are an important component of our growth strategy and we regularly consider and enter into strategic transactions, including mergers, acquisitions, investments and other growth, market and geographic expansion strategies, with the expectation that these transactions will result in increases in net sales, cost savings, synergies and various other benefits. However, there can be no assurance that we will be able to continue to grow our business through acquisitions or other strategic transactions as we have done historically or that any businesses acquired will perform in accordance with expectations or that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove to be correct. Our ability to deliver the expected benefits from any strategic transactions that we complete is subject to numerous uncertainties and risks, including our ability to integrate personnel, labor models, financial, supply chain and logistics, IT and other systems successfully; disruption of our ongoing business and distraction of management and other critical personnel; hiring additional management and other critical personnel; and increasing the scope, geographic diversity and complexity of our operations. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our existing business it could have a material adverse effect on our business or financial condition. We will continue to analyze and evaluate the acquisition of strategic businesses and other strategic transactions with the potential to strengthen our industry position or enhance our existing product offerings. Moreover, consolidation in our industry could make it more difficult for us to maintain operating margins and could also increase competition for our potential acquisition targets and result in higher purchase price multiples.
In addition, our expansion into new markets and product categories through acquisition may present competitive, distribution and regulatory challenges that differ from current ones. We may be less familiar with the target customers and may face different or additional risks, as well as increased or unexpected costs, compared to existing operations. Growth into new markets may also bring us into direct competition with companies with whom we have little or no past experience as competitors. To the extent we are reliant upon expansion into new geographic, industry and product markets for growth and do not meet the new challenges posed by such expansion our ability for future sales growth may be limited and/or we may incur higher operating costs.
In connection with any acquisition, we may acquire liabilities or defects such as legal claims, including those not identified during due diligence, such as third-party liability and other tort claims; claims for breach of contract; employment-related claims; environmental, health and safety liabilities, conditions or damage; permitting, regulatory or other compliance with law issues; liability for hazardous materials; or trade liabilities. If we acquire any of these liabilities, and they are not adequately covered by insurance or an enforceable indemnity or similar agreement from a creditworthy counterparty, we may be responsible for significant out-of-pocket expenditures. In connection with any divestitures, we may incur liabilities for breaches of representations and warranties or failure to comply with operating covenants under any agreement for a divestiture. In addition, we may indemnify a counterparty in a divestiture for certain liabilities of the subsidiary or operations subject to the divestiture transaction. These liabilities, if they materialize, could have a material adverse effect on our business or financial condition.
In addition, any future acquisition could be financed by additional indebtedness or raising equity, which could increase leverage or result in dilution to our existing stockholders, as applicable, and impact our ability to access capital in the future. See “—Risks Related to Our Indebtedness.”
Our industry and the markets in which we operate are fragmented and highly competitive, and increased competitive pressures, including the pressure to consolidate, could adversely affect our business.
The markets in which we operate are fragmented and highly competitive. Competition varies depending on product line, type of customer and geographic area. We have only one major national competitor, but we also face competition from regional and local competitors and a limited number of manufacturers who sell directly to large customers within our customer base. We estimate that our net sales accounted for approximately 17% of our $40 billion addressable market in fiscal 2022. Any failure to compete with our national, regional or local competitors could have a material adverse effect on our business or financial condition.
There has also been some consolidation of customers within our industry who are increasingly aware of the total costs of fulfillment and of the need to have consistent sources of supply at multiple locations. This consolidation could cause our industry to become more competitive as greater economies of scale are achieved by customers, or as competitors with new lower cost transactional business models are able to operate with lower prices. We believe these customer needs could result in fewer distributors as the remaining distributors become larger and more capable of being consistent sources of supply. If customers grow from consolidation, they may choose to vertically integrate the distribution of products we sell and purchase directly from our vendors. This level of direct procurement would bypass distributors, including us, and could have a material adverse impact to our sales and/or make it more difficult for us to maintain operating margins.

The development of alternatives to distributors of our products in the supply chain could cause a decrease in our net sales and operating results and limit our ability to grow our business.
Our customers could begin purchasing more of their product needs directly from our suppliers, which could result in decreases in our net sales and earnings. For example, multiple municipalities may outsource their entire waterworks systems to a single company, thereby increasing such company’s leverage in the marketplace and its ability to buy directly from suppliers. Our suppliers could also invest in increasing their capacity to expand their own local sales force and sell more products directly to our customers, which could result in a decrease in our net sales. Suppliers can often sell their products at lower prices and maintain higher gross margins on their product sales than we can. We intend to compete for these larger municipal projects, but there can be no guarantee that our efforts will be successful or that we will be able to complete any such projects within the anticipated budget or timeline.
As we continue to expand our direct sourcing and distribution capabilities as part of the private label initiative, this could result in loss of preferred access to products and unfavorable adjustments to pricing and terms due to direct competition with suppliers.
We may be unable to hire, engage and retain key personnel, including sales representatives, qualified branch, district and regional managers and senior management.
We are dependent, in part, on our continued ability to hire, engage and retain key associates, including sales representatives, qualified branch, district and regional managers and senior management, at our operations across the U.S. We rely upon experienced managerial, sales and support personnel to effectively manage our business and to successfully promote our wide range of products. We are primarily organized locally in branches and districts to allow our operations to respond to changes in local markets. As a result, our branch and district managers have a great deal of control over local operations. We also rely upon our national and regional teams of technical experts to provide insights on complex projects. If we are unable to attract and retain qualified branch and district managers or technical experts, we could be unable to respond to changes in local markets or developments in our projects in a timely manner, or at all.
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
We buy our products and supplies from suppliers that manufacture and source products from the United States and abroad. We enter into agreements with many of our suppliers that provide us with exclusive or restrictive distribution rights, limiting our competitors’ ability to source materials from such suppliers. Our ability to identify and develop relationships with qualified suppliers and enter into exclusive or restrictive distribution rights agreements with suppliers who can satisfy our standards for quality and our need to access products and supplies in a timely and efficient manner is a significant challenge. In fiscal 2022, our top supplier accounted for approximately 8% of our product expenditures. Our top ten largest suppliers accounted for approximately 47% of our total purchases in fiscal 2022. We generally have multiple sources of supply, however, in some cases, materials are provided by a single supplier. Any failure to maintain our relationship with any of our top ten largest suppliers, the loss of a sole source supplier, or a failure to replace any such supplier that is lost, could have a material adverse effect on our business or financial condition.
We may be required to replace a supplier if their products do not meet our quality or safety standards. In addition, our suppliers could discontinue selling products at any time for reasons that may or may not be in our control or the suppliers’ control, including shortages of raw materials, environmental and social supply chain issues, labor disputes or weather conditions. Disruptions in transportation lines, such as the March 2021 blockage of the Suez Canal and the adverse impact to the global shipping industry, may also cause global supply chain issues that affect us or our suppliers. Global economic conditions may also result in global supply chain issues that adversely impact our access to products and supplies.

Our operating results are sensitive to the availability of freight.
We are dependent on third-party freight carriers to transport some of our products. Our access to third-party freight carriers is not guaranteed, and we may be unable to transport our products at economically attractive rates in certain circumstances, particularly in cases of adverse market conditions or disruptions to transportation infrastructure. For example, the U.S. is currently experiencing a shortage of qualified professional commercial truck drivers, which has impacted our suppliers’ ability to deliver products to us and our ability to deliver products on a timely basis. There can be no certainty that such shortage will be addressed in the near term and we may be unable to secure alternative means of freight transport. If the freight carrier capacity in our geographic markets were to decline significantly it could have a material adverse effect on our business or financial condition.
A significant amount of our net sales are credit sales, which are made primarily to customers whose ability to pay is dependent, in part, upon the economic strength of the industry and geographic areas in which they operate.
Approximately 98% of our net sales volume in fiscal 2022 was facilitated through the extension of credit to our customers whose ability to pay is dependent, in part, upon the economic strength of the industry in the areas in which they operate. In some cases, our extension of credit is secured by mechanic liens or surety bonds backed by a surety company, but such security does not guarantee collection. If a customer is unable to pay off our mechanic lien or if such lien is not superior to other lienholders and creditors, we may not be able to recoup our extension of credit. The credit we extend to a customer depends on both the financial strength of the customer and the nature of the project in which the customer is involved. Certain customers may not make payments to us until they receive payments from their own customers. Supply chain constraints may extend project completion dates and ultimately the time until we receive full payment from our customers. The inability of our customers to pay off their credit lines in a timely manner, or at all, could have a material adverse effect on our business or financial condition. Furthermore, our collections efforts with respect to non-paying or slow-paying customers could negatively impact our customer relations going forward. In addition, if our collections process fails to collect money due from a customer, we may be forced to initiate litigation against such customer to compel payment. Any such litigation could be costly, and the outcome would be uncertain.
Because we depend on the creditworthiness of certain of our customers, if the financial condition of our customers declines, our credit risk could increase. Significant contraction in our markets, coupled with tightened credit availability and financial institution credit underwriting standards, could adversely affect certain of our customers. If we experience delays and defaults in client payments and we pay our suppliers before receiving payment from our customers for the related products or services, we could experience a material adverse effect on our business or financial condition.
A change in supplier terms could adversely affect our income and margins.
The terms on which we purchase products from many of our suppliers entitle us to receive a rebate based on the amount of our purchases, a discount for timely payment or other favorable terms reflected in our historical results. These rebates effectively reduce the costs of our products, and we manage our business to maximize the benefit of these programs. Rebate arrangements are subject to renegotiation with our suppliers from time to time. Suppliers may adversely change the terms of or eliminate some or all of these programs. Although these changes would not affect the net recorded costs of products already purchased, they may materially lower our gross margins on products we sell or income we realize in future periods.
The rebate programs we negotiate with our vendors often require us to purchase minimum quantities or dollar amount of purchases to qualify for the rebate and result in higher rebates with increased quantities or dollars purchased. Even if our rebate programs are not adversely effected through negotiation, we may not earn rebates at level commensurate with historical periods and our gross margin percentage may be adversely impacted. Changes to our end markets that decrease demand for products or planned inventory reductions due to more reliable lead times for products may cause us to fall short of minimum quantities or dollar amounts required to earn a rebate or preclude us from reaching the highest rebates offered by our vendors. As many rebate programs are calculated as a percentage of dollars spent, deflation in product costs can adversely impact rebates earned relative to historical periods.

We may not be able to identify new products and new product lines and integrate them into our distribution network, which could adversely affect our ability to compete.
Our business depends in part on our ability to identify future products and product lines that complement existing products and product lines and that respond to our customers’ needs, as well as our ability to identify and respond promptly to evolving trends in demographics, as well as customer wants, preferences and expectations. We may not be able to compete effectively unless our product selection keeps up with trends in the markets in which we compete, including the need for more localized assortments of our products to appeal to needs in each end-market, or trends in new products. As a result, we continually seek to offer products and solutions that allow us to stay at the forefront of the needs of the market for our products and services. The success of new products depends on a variety of factors, including timely and successful product development by our suppliers, market acceptance and demand, competitive response, our ability to manage risks associated with product life cycles, the effective management of inventory and purchase commitments and the availability and cost of raw materials for our suppliers. Some of the foregoing factors are beyond our control and we cannot fully predict the ultimate success of the introduction of new products. For example, water utilities have traditionally been slow adopters of new technology and may not adopt our new products as quickly as we expect. In introducing new products and solutions, any delays, unexpected costs, diversion of resources, loss of key associates, failure of the market to accept the new product or other setbacks could materially and adversely affect our business or financial condition.
A public health crisis could have a material adverse effect on our business or financial condition.
A public health crisis and associated government restrictions to prevent its spread could have, an adverse impact on our business, results of operations and financial condition as well as the operations of some of our suppliers. A widespread public health crisis may decrease demand for our products due to public reaction to the health crisis or actions taken by governmental or other regulatory organizations to control or otherwise limit the effects of the public health crisis. This crisis may also limit labor availability that could adversely impact manufacturing and distribution throughout the supply chain and limit the availability of product by our suppliers. Depending on the ultimate scope and duration of the supply chain disruptions, we may experience increases in product costs which we may not be able to pass on to our customers, loss of sales due to lack of product availability or potential customer claims from the inability to provide products in accordance with contractual terms. In addition, if significant numbers of associates, key personnel and/or senior management become unavailable due to sickness, legal requirements or self-isolation, our operations could be disrupted and materially adversely affected. Measures taken in response to a public health crisis could adversely impact our ability to retain and attract associates, including key personnel.
The effects of a public health crisis were evident in the COVID-19 pandemic that we experienced in fiscal 2020, with continuing effects through fiscal 2021 and 2022. In fiscal 2020, we experienced decreased demand for our products and softening in our business, primarily during the second and third fiscal quarters. As our industry was considered to be an “essential service,” customer demand returned to normal levels in late fiscal 2020 and throughout fiscal 2021. However, we then experienced increased pressure on our supply chain due to several factors, including, but not limited to, labor availability, global logistics and availability of raw materials, that were in part due to the impact of COVID-19 on the global economy that led to significant inflation in late fiscal 2021 and throughout fiscal 2022.
We are unable to predict the likelihood, timing, magnitude and duration of a public health crisis and the associated effects to our business; but a future occurrence could have a material adverse effect on our business or financial condition.
We could incur significant costs in complying with environmental, health and safety laws or permitting regimes or as a result of satisfying any liability or obligation imposed under such laws or permitting regimes.
Our facilities and operations are subject to a broad range of federal, state and local environmental, health and safety laws, including those relating to the release of hazardous materials into the environment, the management, treatment, storage and disposal of hazardous materials and wastes, the investigation and remediation of contamination and the protection of our associates. We have incurred, and expect to continue to incur, capital expenditures in addition to ordinary course costs to comply with applicable current and future environmental, health and safety laws. More stringent federal, state or local environmental rules or regulations could increase our operating costs and expenses. Our failure to comply with environmental, health and safety laws may result in fines, penalties, enforcement actions and other sanctions as well as liability for response costs, property damages and personal injuries resulting from releases of, or exposure to, hazardous materials. We could also be held liable for the costs to address contamination at any real property we have ever owned or operated, or used as a storage or disposal site. In addition, changes in, or new interpretations of, existing laws, the discovery of previously unknown contamination, or the imposition of other environmental, health or safety liabilities or obligations in the future, including additional investigation or other obligations with respect to any potential health hazards of our products or business activities, may lead to additional compliance or other costs that could have a material adverse effect on our business or financial condition.

We cannot assure you that any costs relating to future capital and operating expenditures to maintain compliance with environmental, health and safety laws, as well as costs to address contamination or environmental claims, will not exceed any current estimates and reserves or adversely affect our business. In addition, any unanticipated liabilities or obligations arising, for example, out of the discovery of previously unknown conditions or changes in law or enforcement policies, could materially and adversely affect our business or financial condition.
We are subject to regulation and regulatory change, and our costs of doing business could increase as a result of changes in federal, state or local regulations.
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
We cannot predict the nature and timing of future developments in law and regulations and whether we will be successful in meeting future demands of regulatory agencies in a manner which will not materially adversely affect the Company.
Increasing scrutiny and changing stakeholder expectations and disclosures in respect of ESG and sustainability practices may adversely impact our business and our stock price and impose additional costs or expose us to new or additional risks.
Companies across all industries are facing increasing scrutiny from stakeholders related to their ESG and sustainability practices. Investor advocacy groups, proxy advisory firms, certain institutional investors and lenders, investment funds and other influential investors and rating agencies are also increasingly focused on ESG and sustainability practices and matters and on the implications and social cost of their investments and loans. Increased focus on ESG and sustainability matters could have a material adverse effect on our business or financial condition, and expose us to new or additional risks, including as described below.

We recognize that our shareholders, employees, suppliers, customers, regulators and other stakeholders expect us to continue to focus on long-term sustainable performance and the broad positive impact we can have on the environment and in our communities. This includes addressing significant, relevant ESG factors, further working to prioritize sustainable energy practices and reducing our carbon footprint. We must also make strategic investments to ensure our sustainability goals and objectives are responsive to the broader market environment and directly tied to our overarching business priorities. We have incurred and expect to continue to incur costs and capital expenditures in doing so, and certain of such future costs and capital expenditures could be material. For example, on March 21, 2022, the SEC released proposed rule changes that would require new climate-related disclosure in SEC filings, including certain climate-related metrics and greenhouse gas emissions, information about climate-related targets and goals, transition plans, if any, and extensive attestation requirements. In addition to requiring filers to quantify and disclose direct emissions data, the new rules would also require disclosure of climate impact arising from the operations and uses by the filer's business partners and contractors and end-users of the filer's products and/or services. If adopted as proposed, the rule changes would cause us to incur additional compliance and reporting costs, certain of which could be material, including related to monitoring, collecting, analyzing and reporting new metrics and implementing systems and procuring additional internal and external personnel with the requisite skills and expertise to serve those functions and provide necessary attestation, as applicable. Such costs could have a material adverse effect on our business or financial condition.
Further, if we do not adapt to or comply with investor or other stakeholder expectations and standards, which are evolving, or if we are perceived not to have responded appropriately or quickly enough to growing concern for ESG and sustainability issues, our business could suffer, including from reputational damage. Additionally, activist shareholders may submit proposals to promote an ESG-related position. Responding to such proposals, proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupting our operations, causing reputational harm, and diverting the attention of our board of directors and senior management from the pursuit of business strategies. Further, a multitude of organizations that provide information to investors have developed ratings processes for evaluating companies on their approach to ESG and sustainability matters. Such ratings and reports are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings, or perceptions of us or our industry as a result of such ratings or our ESG and sustainability practices, may lead to increased negative investor and other stakeholder sentiment toward us or our customers, and to the allocation of investment capital to other industries and companies, which could negatively affect our stock price and access to and costs of capital.
The occurrence of any of the foregoing could have a material adverse effect on our business or financial condition.
The nature of our business exposes us to product liability, construction defect and warranty claims and other litigation and legal proceedings.
From time to time, we are involved in litigation and other legal proceedings and claims (including government inquiries, investigations and proceedings) in the ordinary course of business related to a range of matters, including, without limitation, environmental, contract, employment claims, product liability, construction defect and warranty claims.
We rely on manufacturers and other suppliers to provide us with most of the products we sell and distribute. However, as a distributor, we face an inherent risk of exposure to product liability and other claims in the event that the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health or safety or other laws. In addition, we fabricate and install certain products, either internally or through third parties, which may increase our exposure to product liability claims. We cannot predict with certainty whether or how we may become liable under environmental and product liability statutes, rules, regulations and case law. In particular, we have been and continue to be subject to claims related to asbestos containing products, including for claims relating to products sold by businesses prior to being acquired by us. Asbestos-related claims have not historically had a material impact on our financial position or results of operations, but there can be no guarantee that any such claims will not have a material impact on us in the future. Although we currently maintain product/general liability insurance, there can be no assurance that we will be able to maintain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate protection against potential liabilities. Additionally, we do not carry insurance for all categories of risk that our business may encounter (including asbestos claims for which insurance is not attainable). Any significant liability that is uninsured or not fully insured may require us to pay substantial amounts. See additional discussion in Item 1. “Business—Legal Proceedings.”
We also may, from time to time, be involved in government inquiries, investigations and proceedings. We cannot predict with certainty the outcomes of these inquiries, investigations and proceedings. The outcome of some of these events and other contingencies could require us to take, or refrain from taking, actions that could materially and adversely affect our business or financial condition, such as requiring us to pay substantial amounts of money. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources from other matters.

Further, while we may seek indemnification against potential liability for product liability claims from relevant parties, including, but not limited to, manufacturers and suppliers, we cannot guarantee that we will be able to recover under such indemnification claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant time periods, regardless of the ultimate outcome. An unsuccessful product liability defense could be highly costly and accordingly result in a decline in net sales and/or profitability. In addition, even if we are successful in defending any claim relating to the products we distribute, claims of this nature could negatively impact customer confidence in our products and us.
Failure to achieve and maintain a high level of product quality as a result of our suppliers’ or manufacturers’ mistakes or inefficiencies could damage our reputation and negatively impact our revenue and results of operations.
To continue to be successful, we must continue to preserve, grow and capitalize on the value of our brand in the marketplace. Reputational value is based in large part on perceptions of subjective qualities. Even an isolated incident, such as a high-profile product recall, or the aggregate effect of individually insignificant incidents, can erode trust and confidence, particularly if such incident or incidents result in adverse publicity, governmental investigations or litigation, and as a result, could tarnish our brand and lead to a material adverse effect on our business or financial condition.
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
Any difficulties with, or interruptions of, our fabrication service operations could delay our output of products and harm our relationships with our customers. Although the majority of our overall product offerings relate to distribution for which we engage in no significant manufacturing, we do perform light fabrication services for certain product categories, including fire protection, storm drainage and fusible piping products, which collectively accounted for less than 5% of our net sales in fiscal 2022 and which we believe are products with significant opportunities for growth. If our fabrication processes fail, we may fail to perform on our contracts with our customers unless we are able to obtain comparable products or services in a timely and cost-effective manner. Further, the performance of fabrication services on the products we sell may increase our exposure to product defect liabilities for which we have no recovery of losses through vendor indemnification. If we are unable to fabricate certain products, find suitable replacements for them or experience product defect liabilities it could have a material adverse effect on our business or financial condition.
We are subject to certain safety and labor risks associated with the distribution and fabrication of our products.
As of January 29, 2023, we employed approximately 4,500 associates in total, a significant percentage of whom work at our branch locations. Our business involves transporting industrial water, wastewater, storm drainage and fire protection products and operating heavy machinery such as forklifts and tractor trailers, and there is a risk that an accident or death could occur in one of our facilities. We operate a large fleet of trucks and other vehicles and therefore face the risk of traffic accidents. The outcome of any personal injury, wrongful death or other litigation is difficult to assess or quantify and the cost to defend litigation can be significant. Although we currently maintain insurance, including, but not limited to, workers’ compensation, automobile and general liability, there can be no assurance that we will be able to maintain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate protection against potential liabilities. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith or negative effects on associate morale, could have a material adverse effect on our business or financial condition.
We provide medical coverage to some of our associates through a self-insured preferred provider organization. Though we believe that we have adequate insurance coverage in excess of self-insured retention levels, our business or financial condition may be adversely affected if the number and severity of insurance claims increases.

An impairment of goodwill, intangible assets or other long-lived assets could have a material adverse effect on our financial position or results of operations.
Acquisitions frequently result in the recording of goodwill and other intangible or long-lived assets. As of January 29, 2023, goodwill and amortizing intangible assets, net of accumulated amortization, represented 31% and 16%, respectively, of our total assets. Goodwill is not amortized and is subject to impairment testing at least annually using a fair value-based approach. Future events, such as declines in our cash flow projections or customer demand, may cause impairments of our goodwill or long-lived assets, including intangible assets, based on factors such as the price of our common stock, projected cash flows, assumptions used, control premiums or other variables. In addition, if we divest long-lived assets at prices below their asset value, we must write them down to fair value resulting in long-lived asset impairment charges, which could adversely affect our financial position or results of operations. We cannot accurately predict the amount and timing of any impairment of assets, and, in the future, we may be required to take additional goodwill or other asset impairment charges. Any such non-cash charges could have a material adverse effect on our business or financial condition.
Interruptions in the proper functioning of our and our third-party service providers’ information technology (“IT”) systems or compromise of our or our customers’ confidential data, including from cybersecurity threats, could disrupt operations and cause unanticipated reputational harm, litigation and regulatory risk, as well as increases in costs or decreases in net sales, or both.
Because we use our information systems, including Smart Distributor, PowerScope, Online Advantage, Mobile Advantage and other platforms to, among other things, manage inventories and accounts receivable, make purchasing decisions, prepare project bids, assist our customers and improve our customers’ experience and monitor our results of operations, the proper functioning of our IT systems is critical to the successful operation of our business. Our IT systems, confidential data, as well as our remote processing capabilities and physical and software safeguards or those of our suppliers and customers, may be vulnerable to natural disasters, power losses, cyber attacks, theft, or unauthorized access (including through any intentional or malicious attacks, whether by a virus, malware or an outsider seeking to compromise our IT systems, or by a rogue associate), telecommunication failures and other problems. If critical IT systems fail, or are otherwise unavailable, our ability to process orders, track credit risk, identify business opportunities, maintain proper levels of inventories, collect accounts receivable and pay expenses and otherwise manage our business would be materially and adversely affected.
Information security and cyber risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. The cybersecurity landscape continues to evolve and presents novel risks and we may become increasingly vulnerable to such risks if we fail to assess and identify cybersecurity risks associated with our operations. A failure in or breach of our operational or information security systems, or those of our third-party service providers (or their downstream service providers), as a result of cyber-attacks or information security breaches has in the past, and could in the future, disrupt our business. For example, during fiscal 2020 a third-party payment processor with which we work experienced a ransomware attack that prevented them from processing check-based payments for us for a period of several weeks. In addition, a cyber-attack or information security breach could result in the disclosure or misuse of confidential or proprietary information, result in legal liability and regulatory action, damage our business relationships and reputation, result in or increase our litigation, remediation, forensic or other costs or cause losses. We may also incur significant administrative and technology costs in implementing and maintaining data security measures to prevent or limit the impact of such incidents. Damage to us or to our suppliers or customers resulting from such incidents could subject us to liability under U.S. state and federal and foreign laws that require us to implement certain data security protocols and to protect confidential personal data, which could result in increased costs, loss of revenues, settlement costs and/or substantial penalties that may either not be insured or not be fully covered through insurance. Cybersecurity and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access are and will continue to be a priority for us. As cyber threats continue to evolve, we continually assess cyber risks, enhance our information security procedures and other safeguards, and implement updates to our IT systems. There can be no guarantee that a cyber incident will not occur and that our business or financial condition will not be materially and adversely affected by such an incident.
Our customer relationships are generally governed by purchase orders and job-specific customer agreements, as applicable, and not by long-term agreements, and, as a result, such customers have the right to change the terms under which they do business and/or terminate their relationship with us.
Our customer relationships are governed by purchase orders and job-specific customer agreements, as applicable, and not by long-term agreements. Consequently, despite the length of our relationships with our customers and our low historical customer turnover rates, there can be no assurance that our customer base will remain stable in the future. If our customers do not renew orders, our business or financial condition could be negatively affected.

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
We export and import certain of our products to different jurisdictions outside the U.S., and the shipment of goods across international borders is subject to extensive trade laws and regulations. The laws and regulations concerning export activity, recordkeeping and reporting, export control, interactions with government officials and economic sanctions are complex and constantly changing, and we cannot provide assurance that we will not incur material costs or liabilities in connection with these or other regulatory requirements.
In addition, we are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by business entities for the purpose of obtaining or retaining business. Our activities in any country in which we deal with governmental clients create the risk of unauthorized payments or offers of payments by one of our associates or contractors that could be in violation of various laws including the FCPA and other anti-corruption laws, even though these parties are not always subject to our control. If we were to fail to comply with the FCPA, other anti-corruption laws, applicable import-export control regulations, data privacy laws or other applicable rules and regulations, we could be subject to substantial civil and criminal penalties and the possible loss of export or import privileges, which could have a material adverse effect on our business or financial condition.
Any deficiencies in our financial reporting or internal controls could adversely affect our business and the trading price of our Class A common stock.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. Beginning with this annual report we are required to provide a management report on internal control over financial reporting. In addition, we are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Our internal resources and personnel may in the future be insufficient to avoid accounting errors, and we and our auditors may identify deficiencies, significant deficiencies or material weaknesses in our internal control environment in the future.
Any failure to develop or maintain effective controls or any difficulties encountered implementing required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock.

If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated or could result in a restatement of our financial statements for prior periods. In addition, our internal control over financial reporting will not prevent or detect all errors and fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. Moreover, because we regularly consider and enter into strategic mergers and acquisitions, the integration of businesses may create complexity in our financial systems and internal controls and make them more difficult to manage. Such integration into our internal control system could cause us to fail to meet our financial reporting obligations.
If there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal controls, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, which in turn could cause the price of our Class A common stock to decline. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our internal controls, it may negatively impact our business or financial condition and reputation. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE or could become subject to investigations by the NYSE, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.
The impact of volatility and disruptions in the global credit and financial markets could have a material adverse effect on our business or financial condition.
Failures of financial institutions and any related liquidity crisis may impact depositors’ access to their cash deposits at financial institutions and create disruption in capital and credit markets. For example, recent events surrounding Silicon Valley Bank, First Republic Bank and Signature Bank created temporary uncertainty on their customers’ cash deposits in excess of Federal Deposit Insurance Corporation (“FDIC”) limits prior to actions taken by governmental entities. We have no direct exposure to Silicon Valley Bank, First Republic Bank or Signature Bank. We maintain our cash deposits according to a banking policy that requires diversification across a variety of highly rated financial institutions. Our Senior ABL Credit Facility (as defined in Note 6 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K) is also diversified across various financial institutions, with no individual bank making up more than 10 percent of our available credit line. However, there is no guarantee that other financial institutions won’t experience similar liquidity issues or that actions taken by governmental entities to mitigate these risks will be sufficient to ensure access to our cash deposits and sources of liquidity. As a result, a failure of one or more financial institutions with which we do business could have a material adverse effect on our business or financial condition.
A liquidity crisis may also result in additional disruption that is not immediately evident but which results in, for example, negative impact on the ability of our customers to pay amounts owed to us in a timely basis or at all, reductions in the liquidity of our vendors that impact product availability, and changes in interest rates and availability of credit that impact the nature and timing of customer projects. As such, a liquidity crisis could also have an indirect material adverse effect on our business or financial condition.

Risks Related to Our Indebtedness
Our indebtedness may adversely affect our financial health and our ability to raise additional capital or obtain financing in the future.
As of January 29, 2023, we had total consolidated indebtedness of $1,478 million and $198 million in outstanding lease commitments. In addition, as of January 29, 2023, after giving effect to $12 million of letters of credit issued under the Senior ABL Credit Facility, Core & Main LP would have been able to borrow $1,238 million under the Senior ABL Credit Facility, subject to borrowing base availability.
Our indebtedness could have important consequences to you. Because of our indebtedness:
•our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements, pay dividends and make other distributions or to purchase, redeem or retire capital stock or for general corporate purposes and our ability to satisfy our obligations with respect to our indebtedness may be impaired in the future;
•a portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes;
•we are exposed to the risk of increased interest rates because a significant portion of our borrowings are at variable rates of interest;
•it may be more difficult for us to satisfy our obligations to our creditors, resulting in possible defaults on, and acceleration of, such indebtedness;
•we may be more vulnerable to general adverse economic and industry conditions;
•we may be at a competitive disadvantage compared to our competitors with proportionately less indebtedness or with comparable indebtedness on more favorable terms and, as a result, they may be better positioned to withstand economic downturns;
•our ability to refinance indebtedness may be limited or the associated costs may increase;
•our flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited;
•our ability to pay dividends and make other distributions or to purchase, redeem or retire capital stock may be limited; and
•we may be prevented from carrying out capital spending and restructurings that are necessary or important to our growth strategy and efforts to improve our operating margins.
Despite our indebtedness levels, we and our subsidiaries may be able to incur substantially more indebtedness, which may increase the risks to our financial condition and results of operations created by our indebtedness.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the agreements governing our indebtedness provide our subsidiaries with the flexibility to incur a substantial amount of indebtedness in the future, which indebtedness may be secured or unsecured. If our subsidiaries are in compliance with certain incurrence ratios set forth in the agreements governing our indebtedness, our subsidiaries may be able to incur substantial additional indebtedness, which may increase the risks created by our current indebtedness. In addition, after giving effect to $12 million of letters of credit issued under the Senior ABL Credit Facility, as of January 29, 2023, Core & Main LP would have been able to borrow an additional $1,238 million under the Senior ABL Credit Facility, subject to borrowing base availability. See Note 6 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The agreements governing our indebtedness restrict our current and future operations and our ability, and the ability of our future subsidiaries, to engage in certain business and financial transactions, and, as a result, may adversely affect our business or financial condition.
The agreements governing our indebtedness contain a number of covenants that limit Core & Main LP’s ability and the ability of any of its future restricted subsidiaries to:
•incur additional indebtedness or issue certain preferred shares;
•pay dividends, redeem stock or make other distributions in respect of capital stock;
•repurchase, prepay or redeem subordinated indebtedness;
•make investments;
•create restrictions on the ability of Core & Main LP’s restricted subsidiaries to pay dividends to Core & Main LP or make other intercompany transfers;
•incur additional liens;
•transfer or sell assets;
•make negative pledges;
•consolidate, merge, sell or otherwise dispose of all or substantially all of Core & Main LP’s assets;
•change the nature of Core & Main LP’s business;
•enter into certain transactions with Core & Main LP’s affiliates; and
•designate subsidiaries as unrestricted subsidiaries.
In addition, the Senior ABL Credit Facility (as defined in Note 6 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K) requires Core & Main LP to comply with a consolidated fixed charge coverage ratio under certain circumstances and contains other covenants customary for asset-based facilities of this nature. Core & Main LP’s ability to borrow additional amounts under the Senior ABL Credit Facility depends upon satisfaction of these covenants. Events beyond our control can affect our ability to meet these covenants.
Core & Main LP is required to make mandatory prepayments under (a) the Senior ABL Credit Facility, if aggregate outstanding borrowings exceed the then applicable borrowing base or the then effective commitments under the Senior ABL Credit Facility, and (b) the Senior Term Loan Facility (as defined in Note 6 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K), from excess cash flow, asset sale proceeds, insurance recovery proceeds and proceeds from certain debt incurrences, in each case subject to certain limitations and conditions set forth in the agreements governing such facilities. In addition, any future financing arrangements entered into by us may contain similar restrictions. As a result of these covenants and restrictions, we are limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities.
Our failure to comply with our obligations under the agreements governing our indebtedness as described above, as well as others contained in any future debt instruments from time to time, may result in an event of default under the agreements governing our indebtedness. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. Being forced to refinance these borrowings on less favorable terms or not being able to refinance these borrowings could have a material adverse effect on our business or financial condition.
The Amended and Restated Limited Partnership Agreement of Holdings and the Tax Receivable Agreements limit our ability to incur additional indebtedness or refinance our existing indebtedness on favorable terms.
The Second Amended and Restated Agreement of Limited Partnership of Holdings (as amended, the “Amended and Restated Limited Partnership Agreement of Holdings”) restricts our ability to incur additional indebtedness or refinance our existing indebtedness in a manner that would materially and adversely affect Holdings’ ability to make tax distributions to holders of limited partner interests of Holdings (“Partnership Interests”) or distributions to us to fund payments under the Tax Receivable Agreements (as defined below under “Risks Related to our Organizational Structure”). We may be unable to secure additional financing or refinance our existing indebtedness on favorable terms as a result of such restriction.

In addition, each of the Tax Receivable Agreements requires that any debt document that refinances or replaces our existing indebtedness be no more restrictive on our ability to make payments under each Tax Receivable Agreement than our current indebtedness, unless CD&R Waterworks Holdings, L.P., a Delaware limited partnership, and the Former Limited Partners (as defined below) (collectively, the “CD&R Investors”) otherwise consent. At the time of any such refinancing or replacing our existing indebtedness, it may not be possible to include such terms in such debt documents, and a result, we may need the CD&R Investors’ consent to complete such refinancing of our existing indebtedness.
An increase in interest rates would increase the cost of servicing our indebtedness and could reduce our profitability, increase cash outflows, decrease our liquidity or impact our solvency.
Our indebtedness under the Senior ABL Credit Facility and under the Senior Term Loan Facility bears interest at variable rates. As a result, increases in interest rates could increase the cost of servicing such indebtedness and materially reduce our profitability and cash flows. As of January 29, 2023, assuming all Senior ABL Credit Facility revolving loans were fully drawn, and excluding the impact of any interest rate hedging instruments, each one percentage point change in interest rates would have resulted in an approximately $27 million increase in annual interest expense on the Senior ABL Credit Facility and the Senior Term Loan Facility. The impact of such an increase would be more significant for us than it would be for some other companies because of the total amount of our indebtedness.
Furthermore, the transition to the term secured overnight financing rate (“Term SOFR”) as the benchmark rate for certain of our variable indebtedness may adversely affect our business or financial condition. On July 29, 2022 and February 26, 2023, respectively, we amended the terms of the Senior ABL Credit Facility and Senior Term Loan Facility, in order to, among other things, implement a forward-looking interest rate based on Term SOFR in lieu of the London Interbank Offered Rate (“LIBOR”). Additionally, in February 2023, we amended the terms of our interest rate swap to, among other things, receive payments based upon the one-month Term SOFR rate. Using Term SOFR as the basis on which interest on the Senior ABL Credit Facility, Senior Term Loan Facility and our interest rate swaps is calculated may result in interest rates and/or payments that do not directly correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form. Although Term SOFR has been endorsed by the Alternative Reference Rate Committee as its preferred replacement for LIBOR, it remains uncertain whether or when Term SOFR or other alternative reference rates will be widely accepted by lenders as the replacement for LIBOR. This may, in turn, impact the liquidity of the Term SOFR loan market, and Term SOFR itself, with the risk of increased volatility, which could result in higher borrowing costs for us. Further, as the use of Term SOFR-based rates is relatively new, there could be unanticipated difficulties, disruptions or methodological or other changes with the calculation and publication of Term SOFR based rates, which in turn could trigger another benchmark transition or otherwise cause a reliance on an alternate base rate. This could also result in increased borrowing costs for us and thereby have a material adverse effect on our business or financial condition.
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

The Senior ABL Credit Facility matures on July 27, 2026, and the outstanding borrowings under the Senior Term Loan Facility mature on July 27, 2028. We may be unable to refinance any of our indebtedness prior to maturity, as a result of prepayment penalties or otherwise, or obtain additional financing, particularly because of our indebtedness. In addition, market disruptions, such as those experienced in 2008 and 2009 and more recently in 2022, as well as our indebtedness levels, may increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due. We may be unable to refinance our indebtedness, at maturity or otherwise, on terms acceptable to us or at all. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs dramatically increase, our ability to finance current operations and meet our short-term and long-term obligations could be adversely affected.
If Core & Main LP cannot make scheduled payments on its indebtedness under the Senior ABL Credit Facility and/or the Senior Term Loan Facility, it will be in default and the lenders under the Senior ABL Credit Facility and/or the Senior Term Loan Facility could terminate their commitments to loan money or foreclose against the assets securing the borrowings, and Core & Main LP could be forced into bankruptcy or liquidation. Any of these actions could have a material adverse effect on our business or financial condition.
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
We are a holding company and our primary asset is our direct and indirect ownership of Holdings. Holdings itself has no operations and no material assets of its own other than its indirect ownership interest in Core & Main Midco, LLC, which is a holding company with no operations and no material assets of its own other than its ownership interest in Core & Main LP and Core & Main Intermediate GP, LLC, the general partner of Core & Main LP. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, will be dependent upon the financial results and cash flows of our current and future subsidiaries, including Core & Main LP. There can be no assurance that our subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including covenants in the agreements that govern Core & Main LP’s indebtedness, will permit such distributions.
Holdings is treated as a partnership for U.S. federal income tax purposes and, as such, generally is not subject to any entity-level U.S. federal income tax. Instead, taxable income of Holdings, if any, will be allocated to holders of Partnership Interests, including us. Accordingly, we will generally incur U.S. federal income taxes on our allocable share of any net taxable income of Holdings. In addition, our allocable share of Holdings’ net taxable income will increase over time as the Continuing Limited Partners continue to exchange their Partnership Interests for shares of our Class A common stock. Such increase in our taxable income may increase our tax expenses and may have a material adverse effect on our business or financial condition.
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
Our organizational structure, including the Tax Receivable Agreements, confers certain benefits upon Continuing Limited Partners and certain Former Limited Partners that will not benefit the holders of our Class A common stock to the same extent as it will benefit Continuing Limited Partners or such Former Limited Partners. As described in Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the Continuing Limited Partners and Former Limited Partners exchanges of Partnership Interests may generate tax attributes for the Company for which we must pay 85% of the realized, or deemed to be realized, benefits to the exchanging party under the respective Tax Receivable Agreement. Although we will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the trading market for the Class A common stock. In addition, our organizational structure, including the Tax Receivable Agreements, imposes additional compliance costs and requires a significant commitment of resources that would not be required of a company with a simpler organizational structure.
The Tax Receivable Agreements require us to make cash payments to the Continuing Limited Partners and certain Former Limited Partners in respect of certain tax benefits to which we may become entitled, and we expect that the payments we will be required to make will be substantial.
As described in greater detail in Note 7 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, under the Tax Receivable Agreements, we are required to make cash payments to the Continuing Limited Partners or their permitted transferees and to certain Former Limited Partners or their permitted transferees. The amount of the cash payments that we will be required to make under the Tax Receivable Agreements is expected to be substantial. Any payments made by us under the Tax Receivable Agreements will generally reduce the amount of overall cash flow that might have otherwise been available to us. Furthermore, our future obligation to make payments under the Tax Receivable Agreements could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreements. Payments under the Tax Receivable Agreements are not conditioned on any holder’s continued ownership of Partnership Interests or our common stock. As of January 29, 2023, the Company had recorded a $185 million payable to related parties pursuant to the Tax Receivable Agreements.
In addition, if the Continuing Limited Partners exchanged their remaining Partnership Interests on January 29, 2023, utilizing assumptions described in Note 7 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we would recognize a deferred tax asset (subject to offset with existing deferred tax liabilities) of approximately $511 million and a Continuing Limited Partners Tax Receivable Agreement liability of approximately $434 million, payable to the Continuing Limited Partners over the life of the Continuing Limited Partners Tax Receivable Agreement. The full exchange by the Continuing Limited Partners will also decrease our aforementioned deferred tax asset associated with our investment in Holdings by $145 million. These amounts are estimates only and are subject to change. The actual amount and timing of any payments under the Tax Receivable Agreements will vary depending upon a number of factors, including the timing of exchanges by the holders of Partnership Interests, the amount of gain recognized by such holders of Partnership Interests, the amount and timing of the taxable income we generate in the future and the federal tax rates then applicable.
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

As a result of the foregoing, (i) we could be required to make payments under such Tax Receivable Agreement that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to such Tax Receivable Agreement and (ii) if we elect to terminate such Tax Receivable Agreement early, we would be required to make an immediate cash payment equal to the specified percentage of the present value of the anticipated future tax benefits that are the subject of such Tax Receivable Agreement, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. Based upon certain assumptions, described in greater detail in Note 7 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we estimate that if we exercised our termination right as of January 29, 2023, the amount of the termination payment pursuant to the Tax Receivable Agreements recorded on the Consolidated Balance Sheets for the exchange of Partnership Interests would be approximately $123 million and the amount of the termination payment to Continuing Limited Partners holding the remaining exchangeable Partnership Interests would be approximately $262 million. The foregoing numbers are estimates and the actual payments could differ materially based on, among other things, the timing of an early termination election, the discount rate applicable at the time of the early termination election and material changes in relevant tax law. In these situations, our payments under such Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to fund or finance our payments under the Tax Receivable Agreements.
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
If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), as a result of our ownership of Holdings, applicable restrictions could make it impractical for us to continue our business as currently contemplated and could have a material adverse effect on our business or financial condition.
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
We and Holdings intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business or financial condition.
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
Volatility in the market price of our Class A common stock may prevent you from being able to sell your shares at or above the price you paid for your shares. The market price of our Class A common stock may fluctuate significantly. Among the factors that could affect our stock price are:
•industry, regulatory or general market conditions;
•domestic and international economic factors unrelated to our performance;
•new regulatory pronouncements and changes in regulatory guidelines;
•lawsuits, enforcement actions and other claims by third parties or governmental authorities;
•actual or anticipated fluctuations in our quarterly operating results;
•lack of research coverage and reports by industry analysts or changes in any securities analysts’ estimates of our financial performance;
•action by institutional stockholders or other large stockholders, including future sales of our Class A common stock;
•failure to meet any guidance given by us or any change in any guidance given by us, or changes by us in our guidance practices;
•announcements by us of significant impairment charges;
•speculation in the press or investment community;
•investor perception of us or our industry;
•changes in market valuations or earnings of similar companies;
•the impact of short selling or the impact of a potential “short squeeze” resulting from a sudden increase in demand for our Class A common stock;
•announcements by us or our competitors of significant contracts, acquisitions, dispositions or strategic partnerships;
•war, terrorist acts, epidemic disease or pandemic disease;
•any future sales of our Class A common stock or other securities;
•additions or departures of key personnel; and
•misconduct or other improper actions of our associates.
Stock markets have experienced extreme volatility in recent years that has been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Class A common stock. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against the affected company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management’s attention and resources, which could materially and adversely affect our business or financial condition.
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
As of January 29, 2023, we had a total of 172,765,161 shares of Class A common stock outstanding and 73,229,675 additional shares of Class A common stock issuable upon exchange of Partnership Interests (with automatic retirement of an equal number of shares of Class B common stock). Of the outstanding shares of Class A common stock, all of the Class A common stock shares sold in our IPO and Secondary Offerings are immediately tradable without restriction under the Securities Act of 1933, as amended (the “Securities Act”), except for any shares held by “affiliates,” as that term is defined in Rule 144 under the Securities Act (“Rule 144”). As of January 29, 2023, 100,526,523 shares of our Class A common stock were restricted securities within the meaning of Rule 144 under the Securities Act, but were eligible for resale subject to applicable volume, means of sale, holding period and other limitations of Rule 144 under the Securities Act or pursuant to an exemption from registration under Rule 701 under the Securities Act, or “Rule 701,” subject to any lock-up agreements.
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
On July 23, 2021, we also filed a registration statement on Form S-8 under the Securities Act to register the shares of Class A common stock to be issued under our equity compensation plans. As a result, all shares of Class A common stock acquired upon exercise of stock options and other securities convertible or exchangeable into shares of Class A common stock granted under our equity compensation plans will be freely tradable under the Securities Act, subject to the terms of the lock-up agreements, unless purchased by our affiliates. Furthermore, as of January 29, 2023, there were (i) common units of Core & Main Management Feeder, LLC (“Management Feeder”), which correspond to an equivalent number of Partnership Interests in Holdings that may be exchanged for 12,196,099 shares of Class A common stock in the aggregate, which will be issuable upon exchange of such Partnership Interests (together with the retirement of a corresponding number of shares of Class B common stock held by Management Feeder), (ii) unvested common units of Management Feeder, that are subject to certain time-vesting provisions, which correspond to an equivalent number of Partnership Interests in Holdings that may be exchanged for 758,202 shares of Class A common stock in the aggregate, which will be issuable upon exchange of such Partnership Interests (together with the retirement of a corresponding number of shares of Class B common stock held by Management Feeder) and (iii) stock appreciation rights of Holdings, denominated in Class A common stock, pursuant to which 556,039 shares of Class A common stock will be issuable, at a weighted average base price of $4.65 per share, of which stock appreciation rights representing 376,496 shares of Class A common stock are vested and exercisable as of January 29, 2023.

The CD&R Investors control us and may have conflicts of interest with other stockholders.
As of January 29, 2023, the CD&R Investors beneficially owned shares of our common stock representing approximately 65.4% of the combined voting power of our common stock through its ownership of Class A common stock and Class B common stock. As a result, the CD&R Investors have sufficient voting power without the consent of our other stockholders to be able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could reduce the market price of our Class A common stock.
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
Our Certificate of Incorporation and By-laws include a number of provisions that may discourage, delay or prevent a change in our management or control over us even if our stockholders might consider such changes to be favorable. For example, our Certificate of Incorporation and By-laws collectively:
•authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;
•provide for a classified board of directors, which divides our board of directors into three classes, with members of each class serving staggered three-year terms, which prevents stockholders from electing an entirely new board of directors at an annual meeting;
•limit the ability of stockholders to remove directors if the CD&R Investors (together with their affiliates) cease to beneficially own shares of our common stock representing at least 40% of the total voting power of the outstanding shares of our common stock;
•provide that vacancies on our board of directors, including vacancies resulting from an enlargement of our board of directors, may be filled only by a majority vote of directors then in office;
•prohibit stockholders from calling special meetings of stockholders if the CD&R Investors (together with their affiliates) cease to beneficially own shares of our common stock representing at least 40% of the total voting power of the outstanding shares of our common stock;
•prohibit stockholder action by consent in writing or electronic transmission, thereby requiring all actions to be taken at a meeting of the stockholders, if the CD&R Investors (together with their affiliates) cease to beneficially own shares of our common stock representing at least 40% of the total voting power of the outstanding shares of our common stock;
•opt out of Section 203 of the Delaware General Corporation Law (the “DGCL”), which prohibits a publicly-held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years following the time the person became an interested stockholder, or any successor provision to Section 203, until Section 203 by its terms would, but for the applicable provisions of our Certificate of Incorporation, apply to us and the CD&R Investors (together with their affiliates) cease to beneficially own shares of our common stock representing at least 5% of the total voting power of the outstanding shares of our common stock;
•establish advance notice requirements for nominations of candidates for election as directors or to bring other business before an annual meeting of our stockholders; and
•require the approval of holders of at least 66 2/3% of the voting power of the outstanding shares of our common stock then entitled to vote thereon to amend our By-laws and certain provisions of our Certificate of Incorporation if the CD&R Investors (together with their affiliates) cease to beneficially own shares of our common stock representing at least 40% of the total voting power of the outstanding shares of our common stock.
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

We could be the subject of securities class action litigation due to future stock price volatility, which could divert management’s attention and materially and adversely affect our business or financial condition.
The stock market in general, and market prices for the securities of companies like ours in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. A certain degree of stock price volatility can be attributed to being a newly public company. These broad market and industry fluctuations may adversely affect the market price of our Class A common stock, regardless of our operating performance. In certain situations in which the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. We may be a target of this type of litigation in the future. The defense and disposition of litigation of this type could result in substantial costs and divert resources and the time and attention of our management, which could materially and adversely affect our business or financial condition.
We currently do not have an approved plan to pay dividends on our Class A common stock and, consequently, your ability to achieve a return on your investment depends on appreciation in the price of our Class A common stock.
While we may in the future consider approving a plan to pay dividends on our Class A common stock, we currently intend to use our future earnings, if any, to repay debt, to fund our growth, to develop our business, for working capital needs and for general corporate purposes. Therefore, there is no certainty as to the timing, frequency or magnitude of any dividends that we may pay on our Class A common stock, and the success of an investment in shares of our common stock depends upon any future appreciation in their value. There is no guarantee that shares of our Class A common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares. Payments of dividends, if any, are at the sole discretion of our board of directors after taking into account various factors, including general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal and tax restrictions and implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. In addition, our operations are conducted almost entirely through our subsidiaries. As such, to the extent that we determine in the future to pay dividends on our Class A common stock, none of our subsidiaries will be obligated to make funds available to us for the payment of dividends. Further, the agreements governing our subsidiaries’ debt agreements significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us, and we may enter into other debt agreements or borrowing arrangements in the future that restrict or limit our ability to pay cash dividends on our Class A common stock. In addition, Delaware law imposes additional requirements that may restrict our ability to pay dividends to holders of our Class A common stock.
We are a “controlled company” within the meaning of the NYSE listing standards and, as a result, currently rely on exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.
The CD&R Investors control a majority of the voting power of our outstanding common stock. Accordingly, we expect to continue to be a “controlled company” within the meaning of corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including:
•the requirement that our Nominating and Governance Committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the requirement that we have a Compensation Committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
We currently intend to continue to utilize the exemptions from the requirements that each of the Nominating and Governance Committee and Compensation Committee be composed entirely of independent directors. As a result, each of our Nominating and Governance Committee and Compensation Committee do not consist entirely of independent directors. Consequently, you will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance rules and requirements. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

At such time as the CD&R Investors no longer control a majority of the voting power of our outstanding common stock, we will no longer be a “controlled company” within the meaning of the NYSE corporate governance standards. The NYSE rules require that we have at least one independent director on each of the Compensation and Nominating and Governance Committees on the date we no longer qualify as a “controlled company,” have at least a majority of independent directors on each of the Compensation and Nominating and Governance Committees within 90 days of such date and that the Compensation and Nominating and Governance Committees be composed entirely of independent directors within one year of such date. During this transition period, we may continue to utilize the exemptions from certain corporate governance requirements as permitted by the NYSE rules. Accordingly, during the transition period, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE. Furthermore, a change in our board of directors and committee membership may result in a change in corporate strategy and operation philosophies, and may result in deviations from our current strategy.
Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or stockholders.
Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action, suit or proceeding brought on our behalf, (ii) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, other employees, agents or stockholders, (iii) any action, suit or proceeding asserting a claim arising out of or pursuant to or seeking to enforce any right, obligation or remedy under any provision of our Certificate of Incorporation or our By-laws (as either may be amended or restated) or the DGCL, or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action or proceeding asserting a claim that is governed by the internal affairs doctrine, in each case subject to such Court of Chancery of the State of Delaware having personal jurisdiction over the indispensable parties named as defendants. It is possible that a court could find that the exclusive forum provisions described above are inapplicable for a particular claim or action or that such provision is unenforceable, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. As permitted by Delaware law, our Certificate of Incorporation provides that, unless we consent in writing to the election of an alternative forum, the federal district courts of the United States of America will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, the Exchange Act, and the rules and regulations thereunder. To the fullest extent permitted by law, by becoming a stockholder in our company, you will be deemed to have notice of and have consented to the provisions of our Certificate of Incorporation related to choice of forum. The choice of forum provision in our Certificate of Incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or any of our directors, officers, other employees, agents or stockholders, which could discourage lawsuits with respect to such claims. Additionally, a court could determine that the exclusive forum provision is unenforceable, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. If a court were to find these provisions of our Certificate of Incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business or financial condition.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own our headquarters, located in St. Louis, Missouri, which we use for our principal corporate activities. In addition to our headquarters, as of January 29, 2023, we leased 282 properties and owned 35 properties. Our facilities typically include a small office space, an in-store counter and/or merchandising display area, inside warehouse space and a yard for outside storage. In addition, we have 12 distribution facilities strategically located around the U.S. to maximize efficiency of product distribution. We enter into leases with terms typically ranging from two to five years that include renewal options. We believe that these facilities are well-maintained and adequate to support the current needs of our business.

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
Item 4. Mine Safety Disclosures
Not applicable.

PART II - OTHER INFORMATION
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Our Class A Common Stock
Core & Main, Inc. Class A common stock is quoted on the New York Stock Exchange under the ticker symbol “CNM.” There is no established trading market for our Class B common stock.
Holders of Record
As of January 29, 2023, there were six holders of record of our Class A common stock. We believe there are a significantly larger number of beneficial owners of our common stock because many shares are held by brokers and other institutions on behalf of stockholders.
Dividend Policy
We do not currently have an approved plan to pay dividends on our Class A common stock. Any future determination to pay dividends on our Class A common stock will be subject to the discretion of our board of directors and depend upon various factors, including our results of operations, financial condition, liquidity requirements, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law, general business conditions and other factors that our board of directors may deem relevant. Investors should not purchase our Class A common stock with the expectation of receiving cash dividends. The payment of any dividend on our Class A common stock would require a distribution from Holdings. Any distributions made by Holdings to fund dividends will be made on a pro rata basis to all limited partners of Holdings, including Core & Main, in accordance with the terms of the Amended and Restated Limited Partnership Agreement of Holdings.
Our Class B common stock is not entitled to receive dividends, or to receive a distribution upon our liquidation, dissolution or winding-up.

Performance Graph
The following graph and table compare the total shareholder return from July 23, 2021, the date on which our Class A common stock commenced trading on the New York Stock Exchange, through January 29, 2023 of (i) our Class A common stock, (ii) the Standard and Poor's 500 Stock Index, or S&P 500 Index, (iii) the Russell 2000 Index and (iv) the S&P MidCap 400 Industrials Index. The stock performance graph and table assume an initial investment of $100 on July 23, 2021.
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

$120.00
$110.00
$100.00
$90.00
$80.00
07/23/21
08/01/21
10/31/21
01/30/22
05/01/22
07/31/22
10/30/22
01/29/23
Core & Main
S&P 500 Index
Russell 2000 Index
S&P MidCap 400 Industrials

		Indexed Returns Quarters Ended
Company/Index	July 23, 2021	August 1, 2021	October 31, 2021	January 30, 2022	May 1, 2022	July 31, 2022	October 30, 2022	January 29, 2023
Core & Main (1)	$100.00	$111.81	$115.44	$98.95	$100.25	$101.86	$99.41	$91.43
S&P 500 Index	100.00	99.63	104.39	100.45	93.66	93.62	88.42	92.27
Russell 2000 Index	100.00	100.75	103.96	89.07	84.36	85.32	83.58	86.51
S&P MidCap 400 Industrials Index	100.00	101.33	105.17	96.77	91.52	95.11	93.99	102.27
(1) For the July 23, 2021 initial investment in Core & Main, we utilized the closing market price of $23.70.

Issuer Purchases of Equity Securities
The following is a summary of our repurchases of shares of Class A common stock during the fiscal quarter ended January 29, 2023:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 31, 2022 - November 30, 2022	366	$23.00	N/A	N/A
December 1, 2022 -December 31, 2022	—	—	N/A	N/A
January 1, 2023 - January 29, 2023	3,793	21.42	N/A	N/A
	4,159	$21.56	—	—
(1) The repurchases of Class A common stock during fiscal 2022 were pursuant to employee tax withholding obligations and strike price settlement upon exercise of unit appreciation rights and vesting of restricted stock units pursuant to terms of the Company’s 2021 Omnibus Equity Incentive Plan.
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
Overview
Core & Main is a leader in advancing reliable infrastructure with local service, nationwide. As a leading specialized distributor with a focus on water, wastewater, storm drainage and fire protection products, and related services, we provide solutions to municipalities, private water companies and professional contractors across municipal, non-residential and residential end markets, nationwide. Our specialty products and services are used primarily in the maintenance, repair, replacement and new construction of water, wastewater, storm drainage and fire protection infrastructure. We reach customers through a nationwide network of approximately 320 branches across 48 states. Our products include pipes, valves, fittings, storm drainage products, fire protection products, meter products and other products for use in the construction, maintenance and repair of water and wastewater systems as well as fire protection systems. We complement our core products through additional offerings, including smart meter systems, fusible HDPE piping solutions, specifically engineered treatment plant products, geosynthetics and erosion control products. Our services and capabilities allow for integration with customers and form part of their sourcing and procurement function.
Basis of Presentation
The Company is a holding company and its primary material asset is its direct and indirect ownership interest in Holdings. Holdings has no operations and no material assets of its own other than its indirect ownership interest in Core & Main LP, a Florida limited partnership, the legal entity that conducts the operations of Core & Main. Because Core & Main is the general partner of Holdings, it operates and controls all of the business and affairs of Holdings and, through Holdings and its subsidiaries, conducts our business. Accordingly, the consolidated financial information of Core & Main presented herein, including the accompanying audited consolidated financial statements included in this Annual Report on Form 10-K, includes the consolidated financial information of Holdings and its subsidiaries. The Partnership Interests in Holdings held by the Continuing Limited Partners is reflected as non-controlling interests in Core & Main’s consolidated financial statements.
As the Reorganization Transactions (as defined in Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K) are accounted for as transactions between entities under common control, the financial statements for the periods prior to our IPO and Reorganization Transactions have been adjusted to combine previously separate entities for presentation purposes. These entities include Core & Main, Holdings and its consolidated subsidiaries and the Blocker Companies (as defined in Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K). Prior to the Reorganization Transactions, Core & Main had no operations.
Fiscal Year
Our fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. The fiscal years ended January 29, 2023, January 30, 2022 and January 31, 2021 included 52 weeks. The next fiscal year ending January 28, 2024 (“fiscal 2023”) will also include 52 weeks.
Initial Public Offering and Secondary Offerings
On July 27, 2021, we completed our initial public offering of 34,883,721 shares of Class A common stock at a price to the public of $20.00 per share. We received net proceeds of approximately $664 million, after deducting underwriting discounts and commissions. All of the net proceeds from the IPO, less $8 million of transaction costs directly attributable to the IPO, were utilized to purchase 34,883,721 newly issued Partnership Interests of Holdings for approximately $656 million in the aggregate. In turn, Holdings and Core & Main LP utilized the net proceeds of the IPO directly or indirectly received from Core & Main, together with the net proceeds from borrowings under the Senior Term Loan Facility (as defined in Note 6 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K) and cash on hand to undertake the Refinancing Transactions (as defined in Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

On August 20, 2021, we issued 5,232,558 shares of Class A common stock at the initial public offering price of $20.00 per share and we received net proceeds of approximately $100 million after deducting underwriting discounts and commissions as part of the IPO Overallotment Option Exercise (as defined in Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
On January 10, 2022 and September 19, 2022 secondary public offerings of 20,000,000 and 11,000,000 shares, respectively, of Class A common stock by certain selling stockholders affiliated with Clayton, Dubilier & Rice, LLC (the “Selling Stockholders”) were completed at a price to the public of $26.00 per share and $23.75 per share, respectively. The Company did not receive any of the proceeds from the sales.
For a further description of the IPO and Secondary Offerings, see Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Reorganization Transactions
To facilitate the completion of the IPO, we completed legal reorganization transactions which are described in Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Key Factors Affecting Our Business
End-Markets and General Economic Conditions
Historically, demand for our products has been closely tied to municipal infrastructure spending, non-residential construction and residential construction in the U.S. We estimate that, based on fiscal 2022 net sales, our exposure by end market was approximately 39% municipal, 39% non-residential and 22% residential. Infrastructure spending and the non-residential and residential construction markets are subject to cyclical market pressures. Municipal demand has been relatively steady over the long term due to the consistent and immediate need to replace broken infrastructure; however, activity levels are subject to the availability of funding for municipal projects. Non-residential and residential construction activities are primarily driven by availability of credit, interest rates, general economic conditions, consumer confidence and other factors that are beyond our control. The length and magnitude of these cycles have varied over time and by market. Cyclicality can also have an impact on the products we procure for our customers or our related services, as further discussed under “—Price Fluctuations” below. During fiscal 2022, interest rate increases slowed home buying and new lot development, which was a contributing factor to a decline in the residential end market in the fourth quarter of fiscal 2022 compared with the comparable prior year period.
In November 2021, the IIJA was signed into law, which includes $55 billion to invest in water infrastructure across the United States. In the coming years, including as a result of the IIJA, we expect increased federal infrastructure investment to have a core focus on the upgrade, repair and replacement of municipal waterworks systems and to address demographic shifts and serve the growing population. We believe these dynamics, coupled with expanding municipal budgets, create the backdrop for a favorable funding environment and accelerated investment in projects that will benefit our business.
In August 2022, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) was signed into law, which includes a 15% book-income alternative minimum tax on corporations with average applicable financial statement income over $1 billion for any consecutive 3-year period ending in 2022 or later and a 1% excise tax on the fair market value of stock that is repurchased by publicly traded U.S. corporations or their specified affiliates. The alternative minimum tax and the excise tax are effective in taxable years beginning after December 31, 2022. Currently, we do not qualify for the alternative minimum tax. As part of our approach to our capital allocation, we will evaluate any impact related to the excise tax on stock repurchases by the Company.
Seasonality
Our operating results within a fiscal year are typically impacted by seasonality. Although weather patterns affect our operating results throughout the year, colder weather and shorter daylight hours historically have reduced construction, maintenance and repair activity. As a result, net sales are typically lower in our first and fourth fiscal quarters, especially in northern geographic regions. Abnormal levels of precipitation may negatively impact our operating results as it may result in the delay of construction projects. Our operating results may also be adversely affected by hurricanes, which typically occur during our third fiscal quarter. Our cash flows from operating activities are typically lower during the first and second fiscal quarters due to investment in working capital and annual incentive compensation payments and are typically higher during the third and fourth fiscal quarters due to cash inflows associated with receivable collections and reduced inventory purchases. During the fourth quarter of fiscal 2021, we experienced a period where customers accelerated certain orders due to product availability constraints and inflation, diverging from typical seasonality trends.

Price Fluctuations
Our financial performance is impacted by price fluctuations in the cost to procure substantially all the products we sell and our ability to reflect these changes, in a timely manner, in our customer pricing.
The cost to procure the products we sell are historically volatile and subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, market speculation, government regulation, weather events, trade policies and periodic delays in the delivery of our products. If we are able to pass through price increases to our customers, our net sales will increase; conversely, during periods of deflation, our customer pricing may decrease to remain competitive, resulting in decreased net sales. During fiscal 2022 and fiscal 2021, we experienced significant price inflation and product surcharges in respect of certain of our products we sell as well as other product categories, and supply chain, which we expect to continue to experience in the near-term and have sought to mitigate through inventory management, effective sourcing and customer pricing. Over the course of fiscal 2022 and fiscal 2021, we experienced increasing pressure on our supply chain due to several factors, including, but not limited to, unpredictable lead times and delays from our suppliers, labor availability, global logistics and the availability of raw materials, in part due to the impact of COVID-19 on the global economy and the conflict in Ukraine that limited product availability and further exacerbated the effects of inflation. Depending on the ultimate scope and duration of supply chain disruptions, we may experience increases in product costs which we may not be able to pass on to our customers, loss of sales due to lack of product availability or potential customer claims from the inability to provide products in accordance with contractual terms. We continue to proactively monitor the situation and our supply chain and assess further possible implications to our business. For example, access to certain meter products that we sell is dependent on the ability of our suppliers to obtain technology components, including semi-conductor chips. The global supply shortage of technology components has impacted various industries and companies, including us, and there is no certainty as to when availability will return to historic levels. For fiscal 2023, we expect recent year-over-year growth rates to moderate as we anniversary the effects of inflation in fiscal 2022. As we have experienced significant inflation over a relatively short period, there is increased risk that we may experience a higher level of deflation or substantially lower net sales growth than in recent periods, particularly as a result of greater product availability for certain suppliers and product lines.
We are also exposed to fluctuations in costs for petroleum as we distribute a substantial portion of our products by truck. Petroleum prices have fluctuated as a result of the conflict in Ukraine and other factors. In addition, we are exposed to fluctuations in prices for imported products due to logistical challenges and changes in labor, fuel, container and other importation-related costs. We may also face price fluctuations on other products due to constrained labor availability and manufacturing capacity of our suppliers. Our ability to reflect these changes, in a timely manner, in our customer pricing may impact our financial performance.
Interest Rates
Certain of our indebtedness, including borrowings under the Senior Term Loan Facility and the Senior ABL Credit Facility, are subject to variable rates of interest and expose us to interest rate risk. The Senior Term Loan Facility and the Senior ABL Credit Facility each bear interest based on Term SOFR. If interest rates further increase, our debt service obligations on our variable-rate indebtedness will further increase and our net income would decrease, even though the amount borrowed under the facilities remains the same. As of January 29, 2023, we had $1,478 million of outstanding variable-rate debt. We seek to mitigate our exposure to interest rate volatility through the entry into interest rate swap instruments, such as our current interest rate swap, associated with borrowings under the Senior Term Loan Facility, which effectively converts $1,000 million of our variable rate debt to fixed rate debt, with notional amount decreases to $900 million on July 27, 2023, $800 million on July 27, 2024, and $700 million on July 27, 2025 through the instrument maturity on July 27, 2026. Despite these efforts, unfavorable movement in interest rates may further result in higher interest expense and cash payments.

Acquisitions
In addition to our organic growth strategy, we opportunistically pursue strategic asset and business acquisitions to grow our business. Below is a summary of the acquisitions that closed in fiscal 2022, fiscal 2021 and fiscal 2020 and the related transaction value (in each case, excluding working capital and other purchase price adjustments, unless otherwise noted).

Name	Product Lines	Closing Date	Transaction Value (in millions)
Trumbull Industries, Inc. (“Trumbull”)	Pipes, Values & Fittings	October 2022	$45
Earthsavers Erosion Control, LLC (“Earthsavers”)	Storm Drainage	June 2022	25
Other 2022 Acquisitions	Pipes, Valves & Fittings	Various	54
L&M Bag & Supply Co., Inc. (“L&M”)	Storm Drainage	August 2021	60
Pacific Pipe Company, Inc. (“Pacific Pipe”)	Pipes, Valves & Fittings; Storm Drainage	August 2021	103
Other 2021 Acquisitions	Pipes, Valves & Fittings	Various	11
Water Works Supply Co.	Pipes, Valves & Fittings; Storm Drainage	August 2020	12
R&B Co. (“R&B”)	Pipes, Valves & Fittings; Storm Drainage	March 2020	215
As we integrate these and other acquisitions into our existing operations, we may not be able to identify the specific financial statement impacts associated with these acquisitions. There can be no assurance that the anticipated benefits of the acquisitions will be realized on the timeline we expect, or at all.

Key Business Metrics
Net Sales
We generate net sales primarily from the sale of water, wastewater, storm drainage and fire protection products and the provision of related services to approximately 60,000 customers, as of January 29, 2023, including municipalities, private water companies and professional contractors. We recognize sales, net of sales tax, customer incentives, returns and discounts. Net sales fluctuate as a result of changes in product costs as we seek to reflect these changes in our customer pricing in a timely manner. This will increase net sales if we are able to pass along price increases and decrease net sales if we are required to reduce our customer prices as a result of competitive dynamics.
We categorize our net sales into pipes, valves & fittings, storm drainage products, fire protection products and meter products:
•Pipe, valves, hydrants, fittings include these products and other complementary products and services. Pipe includes PVC, ductile iron, fusible HDPE, steel and copper tubing.
•Storm drainage products primarily include corrugated piping systems, retention basins, manholes, grates, geosynthetics, erosion control and other related products.
•Fire protection products primarily include fire protection pipe, sprinkler heads and devices as well as custom fabrication services.
•Meter products primarily include smart meter products, meter accessories, installation, software and other services.
Gross Profit
Gross profit represents the difference between the product cost from suppliers (net of earned rebates and discounts and including the cost of inbound freight) and the net sale price to our customers. Gross profit may be impacted by the time between changes in supplier costs and changes in our customer pricing. Gross profit may not be comparable to those of other companies, as other companies may include all of the costs related to their distribution network in cost of sales.
Operating Expenses
Operating expenses are primarily comprised of selling, general and administrative costs, which include personnel expenses (salaries, wages, incentive compensation, associate benefits and payroll taxes), rent, insurance, utilities, professional fees, freight out, fuel and repair and maintenance.
Net Income
Net income represents our net sales less our cost of sales, operating expenses, depreciation and amortization, interest expense, other expense and our provision for income taxes.
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

Results of Operations
Fiscal Year Ended January 29, 2023 Compared with Fiscal Year Ended January 30, 2022

	Fiscal Years Ended
	January 29, 2023	January 30, 2022
	(dollars in millions)
Net sales	$6,651	$5,004
Cost of sales	4,856	3,724
Gross profit	1,795	1,280
Operating expenses:
Selling, general and administrative	880	717
Depreciation and amortization	140	138
Total operating expenses	1,020	855
Operating income	775	425
Interest expense	66	98
Loss on debt modification and extinguishment	—	51
Income before provision for income taxes	709	276
Provision for income taxes	128	51
Net income	581	225
Less: net income attributable to non-controlling interests	215	59
Net income attributable to Core & Main, Inc.	$366	$166
Earnings per share:
Basic	$2.16	$0.57
Diluted	$2.13	$0.55
Non-GAAP Financial Data:
Adjusted EBITDA	$935	$604
Net Sales
Net sales for fiscal 2022 increased $1,647 million, or 32.9%, to $6,651 million compared with $5,004 million for fiscal 2021. The increase in net sales was primarily attributable to higher selling prices, volume growth and acquisitions, with higher selling prices representing approximately three-fourths of the net sales increase. The volume increases were driven by market volume growth and share gains in part due to preferred access to products during a period of material shortages, which helped drive growth across all product lines, and execution of our sales initiatives. Net sales growth for pipes, valves & fittings and storm drainage products benefited from higher selling prices, end-market growth and acquisitions. Net sales growth for fire protection products also benefited from higher selling prices, share gains and end-market growth. Net sales of meter products benefited from higher volumes due to an increasing adoption of smart meter technology by municipalities and an improving supply chain.

	Fiscal Years Ended
	January 29, 2023	January 30, 2022	Percentage Change
	(dollars in millions)
Pipes, valves & fittings products	$4,548	$3,361	35.3%
Storm drainage products	949	687	38.1%
Fire protection products	701	565	24.1%
Meter products	453	391	15.9%
Total net sales	$6,651	$5,004

Gross Profit
Gross profit for fiscal 2022 increased $515 million, or 40.2%, to $1,795 million compared with $1,280 million for fiscal 2021. The increase in net sales contributed an additional $422 million of gross profit and the increase in gross profit as a percentage of net sales contributed $93 million. Gross profit as a percentage of net sales for fiscal 2022 was 27.0% compared with 25.6% for fiscal 2021. The overall increase in gross profit as a percentage of net sales was primarily attributable to strategic inventory investments ahead of announced price increases, a favorable pricing environment, the execution of our gross margin initiatives and accretive acquisitions.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for fiscal 2022 increased $163 million, or 22.7%, to $880 million compared with $717 million during fiscal 2021. The increase was primarily attributable to an increase of $127 million in personnel expenses, which was primarily driven by higher variable compensation costs and increased headcount. In addition, distribution and facility costs increased due to volume, inflation and acquisitions. These factors were partially offset by a $14 million decrease related to equity-based compensation expense due to accounting for a modification to equity awards in the prior year period. SG&A expenses as a percentage of net sales was 13.2% for fiscal 2022 compared with 14.3% for fiscal 2021. The decrease was attributable to our ability to leverage our fixed costs and lower equity-based compensation expense during fiscal 2022.
Depreciation and Amortization Expense
Depreciation and amortization (“D&A”) expense for fiscal 2022 was $140 million compared with $138 million during fiscal 2021. The increase primarily was attributable to amortization related to recent acquisitions, partially offset by lower amortization on existing customer relationship intangible assets.
Operating Income
Operating income for fiscal 2022 increased $350 million, or 82.4%, to $775 million compared with $425 million during fiscal 2021. The increase in operating income was attributable to higher net sales and gross profit, primarily from higher selling prices, volume growth and acquisitions, and lower equity-based compensation expense in fiscal 2022. These factors were partially offset by higher variable compensation costs and higher personnel expenses and facility costs due to increased headcount and facilities from acquisitions.
Interest Expense
Interest expense was $66 million for fiscal 2022 compared with $98 million for fiscal 2021. The decrease was primarily attributable to the redemption of the Senior 2024 Notes and the Senior 2025 Notes (each as defined in Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K) completed on July 27, 2021, partially offset by borrowings on the Senior ABL Credit Facility and an increase in interest rates on our variable-rate debt.
Loss on Debt Modification and Extinguishment
For fiscal 2021, we recognized a loss on debt modification and extinguishment of $51 million. The loss on debt modification and extinguishment included (i) a write-off of $8 million in deferred financing fees associated with the redemption of the Senior 2024 Notes, (ii) a write-off of $13 million in deferred financing fees associated with the redemption of the Senior 2025 Notes, (iii) a write-off of $5 million in deferred financing fees associated with the settlement of the Prior Term Loan Facility, (iv) redemption premiums of $6 million and $12 million for the Senior 2024 Notes and Senior 2025 Notes, respectively, (v) the settlement of the cash flow interest rate swap of $5 million, and (vi) third-party expenses for the Senior Term Loan Facility of $2 million.
Provision for Income Taxes
The provision for income taxes for fiscal 2022 increased $77 million to $128 million compared with $51 million for fiscal 2021 due to increased income before provision for income taxes. For fiscal 2022 and fiscal 2021, our effective tax rates were 18.1% and 18.5%, respectively. The effective tax rate for each period reflects only the portion of net income that is attributable to taxable entities. The lower effective tax rate is attributable to lower permanent differences and fixed tax amounts coupled with higher income before provision for income taxes in fiscal 2022.
Net Income
Net income for fiscal 2022 increased $356 million, or 158.2%, to $581 million compared with $225 million for fiscal 2021. The increase in net income was primarily attributable to higher operating income, the $51 million loss on debt modification and extinguishment and equity award modification expense, both of which occurred in fiscal 2021, and lower interest expense, partially offset by increased income taxes.

Net Income Attributable to Non-controlling Interests
Net income attributable to non-controlling interests for fiscal 2022 was $215 million compared with $59 million for fiscal 2021 due to increased net income. For fiscal 2021, the allocation of Holdings’ net income to holders of Partnership Interests other than Core & Main is for the period from July 23, 2021 through January 30, 2022, which was partially offset by Core & Main’s share of the $51 million loss on debt modification and extinguishment that occurred on July 27, 2021.
Net Income Attributable to Core & Main, Inc.
Net income attributable to Core & Main, Inc. for fiscal 2022 was $366 million compared with $166 million for fiscal 2021 due to increased net income. For fiscal 2021, the allocation of Holdings’ net income to Core & Main, Inc. includes net income of Holdings for the period from February 1, 2021 to July 22, 2021.
Earnings Per Share
The Class A common stock basic earnings per share and diluted earnings per share for fiscal 2022 were $2.16 and $2.13, respectively. The Class A common stock basic earnings per share and diluted earnings per share for fiscal 2021 represent the period from July 23, 2021 through January 30, 2022, the period following the Reorganization Transactions. The Class A common stock basic earnings per share and diluted earnings per share for the period from July 23, 2021 through January 30, 2022 were $0.57 and $0.55, respectively. The net income attributable to Core & Main, Inc. for the period from July 23, 2021 through January 30, 2022 was partially offset by Core & Main's share of the $51 million loss on debt modification and extinguishment that occurred on July 27, 2021.
Adjusted EBITDA
Adjusted EBITDA for fiscal 2022 increased $331 million, or 54.8%, to $935 million compared with $604 million for fiscal 2021. Growth in Adjusted EBITDA was primarily attributable to higher net sales, improved gross profit margins, and leveraging our cost structure on the increase in net sales. For a reconciliation of Adjusted EBITDA to net income or net income attributable to Core & Main, Inc., the most comparable GAAP financial metric, as applicable, see “—Non-GAAP Financial Measures.”

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

Selling, General and Administrative Expenses
SG&A expenses for fiscal 2021 increased $161 million, or 29.0%, to $717 million compared with $556 million during fiscal 2020. The increase was primarily attributable to an increase of $101 million in personnel expenses, which was primarily driven by higher variable compensation costs and increased headcount, lower discretionary spending in response to COVID-19 in fiscal 2020, a volume driven increase in distribution costs and incremental costs from acquisitions. In addition, during fiscal 2021, SG&A expenses increased by $21 million related to higher equity-based compensation expense, primarily due to accounting for equity awards, and $5 million of other one-time costs in connection with the IPO and Secondary Offering. SG&A expenses as a percentage of net sales was 14.3% for fiscal 2021 compared with 15.3% for fiscal 2020. The decrease was attributable to our ability to leverage our fixed costs, partially offset by higher equity-based compensation.
Depreciation and Amortization Expense
D&A expense for fiscal 2021 was $138 million compared with $137 million during fiscal 2020. The increase primarily was attributable to amortization related to the Pacific Pipe and L&M acquisitions, partially offset by lower amortization on existing customer relationship intangible assets.
Operating Income
Operating income for fiscal 2021 was $425 million compared with $185 million during fiscal 2020. The increase in operating income was attributable to higher net sales and gross profit, primarily from volume growth, price inflation, and acquisitions. These factors were partially offset by higher SG&A expenses.
Interest Expense
Interest expense was $98 million for fiscal 2021 compared with $139 million during fiscal 2020. The decrease was attributable to the redemption of the Senior 2024 Notes, the redemption of the Senior 2025 Notes and lower interest rates on the Senior Term Loan Facility as compared to the Prior Term Loan Facility due to the Refinancing Transactions completed on July 27, 2021.
Loss on Debt Modification and Extinguishment
For fiscal 2021, we recognized a loss on debt modification and extinguishment of $51 million. The loss on debt modification and extinguishment included (i) a write-off of $8 million in deferred financing fees associated with the redemption of the Senior 2024 Notes, (ii) a write-off of $13 million in deferred financing fees associated with the redemption of the Senior 2025 Notes, (iii) a write-off of $5 million in deferred financing fees associated with the settlement of the Prior Term Loan Facility, (iv) redemption premiums of $6 million and $12 million for the Senior 2024 Notes and Senior 2025 Notes, respectively, (v) the settlement of the cash flow interest rate swap of $5 million which had its changes in fair value previously attributed to accumulated other comprehensive loss, and (vi) third-party expenses for the Senior Term Loan Facility of $2 million.
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
As of January 29, 2023, our cash and cash equivalents totaled $177 million. We maintain our cash deposits according to a banking policy that requires diversification across a variety of highly-rated financial institutions. However, this still results in concentration of cash and cash equivalents across these financial institutions in excess of FDIC-insured limits.
As of January 29, 2023, we had no outstanding borrowings on our Senior ABL Credit Facility, which provides for borrowings of up to $1,250 million, subject to borrowing base availability. As of January 29, 2023, after giving effect to approximately $12 million of letters of credit issued under the Senior ABL Credit Facility, Core & Main LP would have been able to borrow approximately $1,238 million under the Senior ABL Credit Facility, subject to borrowing base availability. Our short term debt obligations of $15 million are related to quarterly amortization principal payments on the Senior Term Loan Facility.
We are required to make cash payments in future periods under the Tax Receivable Agreements. Payments to the Former Limited Partners will commence in fiscal year 2023 and payments to the Continuing Limited Partner involved in the Secondary Offerings are expected to commence in fiscal year 2024. Payments under the Tax Receivable Agreements are only required to be made to the extent that we utilize the corresponding tax deductions to reduce payments to federal, state and local taxing authorities. These payments are in an amount that represents 85% of the reduction in payments to federal, state and local taxing authorities. As such, the cash savings from the incremental tax deductions are expected to exceed the payments under the Tax Receivable Agreements over the life of these arrangements. Based on the anticipated filing date of income tax returns and contractual payment terms in the Tax Receivable Agreements, we expect these payments to occur two fiscal years after we utilize the corresponding tax deductions. The timing of payments associated with the Tax Receivable Agreements are summarized below:

Fiscal 2023	$5
Fiscal 2024	12
Fiscal 2025	11
Fiscal 2026	11
Fiscal 2027	11
Thereafter	135
Total Tax Receivable Agreements liability	$185
Further exchanges by the Continuing Limited Partners will result in additional tax deductions to us and require additional payables pursuant to Tax Receivable Agreements. The actual amount and timing of the additional payments under the Tax Receivable Agreements will vary depending upon a number of factors as discussed further in Note 7 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

In addition to making distributions to Core & Main, Inc. to fund tax obligations and payments under the Tax Receivable Agreements, in accordance with the Partnership Agreement, Holdings also makes distributions to the Continuing Limited Partners representing the non-controlling interests of Core & Main, Inc. to fund their income tax obligations with various taxing authorities. The amount of these payments are dependent upon various factors, including the amount of taxable income allocated to them from Holdings, changes in the ownership percentage of the non-controlling interest holders, changes in tax rates and the timing of distributions relative to the corresponding tax year. Tax distributions to non-controlling interest holders were $57 million in fiscal 2022. Further exchanges by the Continuing Limited Partners may result in lower tax distributions subject to any changes to income before provision to income taxes.
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
Additionally, we continuously evaluate our approach to our capital allocation, which may include acquisitions, greenfields, debt reduction (including through open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and opportunistic refinancing of debt), stock repurchases, dividends or other distributions. In fiscal 2023, we expect to return capital to our shareholders through dividends and/or share repurchases. The execution of these, and other, capital allocation activities may be at the discretion of, and subject to the approval by, our board of directors and will depend on our financial condition, earnings, liquidity and capital requirements, market conditions, level of indebtedness, contractual restrictions, compliance with our debt covenants, restrictions imposed by Delaware law, general business conditions and any other factors that our board of directors deems relevant in making any such determination. Therefore, there can be no assurance that we will engage in any or all of these actions or to what amount of capital we will allocate to each option. Our affiliates may also purchase our debt from time to time, through open market purchases or other transactions. In such cases, our debt may not be retired, in which case we would continue to pay interest in accordance with the terms of such debt and we would continue to reflect the debt as outstanding in our consolidated Balance Sheets.
Holdings’ ability to pay dividends, which is required to fund aspects of our capital allocation policy, may be limited as a practical matter by our growth plans as well as our credit agreements and other debt instruments insofar as we may seek to pay dividends out of funds made available to us by Core & Main LP, because our credit agreements directly or indirectly restrict Core & Main LP’s ability to pay dividends or make loans to Holdings. The Senior Term Loan Facility may require accelerated repayment based upon cash flows generated in excess of operating and investing requirements when Core & Main LP’s net total leverage ratio is greater than or equal to 3.25. In addition, the Senior ABL Credit Facility requires us to comply with a consolidated fixed charge coverage ratio of greater than or equal to 1.00 when availability is less than 10.0% of the lesser of (i) the then applicable borrowing base and (ii) the then aggregate effective commitments under the Senior ABL Credit Facility. Substantially all of Core & Main LP’s assets secure the Senior Term Loan Facility and the Senior ABL Credit Facility.

Information about our cash flows, by category, is presented in the consolidated Statements of Cash Flows and is summarized as follows:

	Fiscal Years Ended
	January 29, 2023	January 30, 2022	January 31, 2021

Cash flows provided by (used in) operating activities	$401	$(31)	$214
Cash flows (used in) investing activities	(152)	(203)	(229)
Cash flows (used in) provided by financing activities	(73)	(146)	215
Increase (decrease) in cash and cash equivalents	$176	$(380)	$200
Operating Activities
Net cash provided by operating activities increased by $432 million to $401 million of cash inflow for fiscal 2022 compared with cash used in operating activities of $31 million for fiscal 2021. The improvement in operating cash flows was primarily driven by higher operating income, a smaller investment in working capital due to more predictable product lead times in fiscal 2022 which allowed for lower strategic inventory purchases compared to the prior year and $52 million in lower cash interest payments due to the redemption of the Senior 2024 Notes and Senior 2025 Notes completed on July 27, 2021. These factors were partially offset by a $92 million increase in tax payments due to higher income before provision for income taxes.
Net cash used in operating activities was $31 million for fiscal 2021 compared with net cash from operating activities of $214 million for fiscal 2020. The change was primarily driven by a higher investment in working capital based on strong net sales growth, driven by inflation and volume growth, and strategic inventory purchases for fiscal 2021. During fiscal 2020, we had a lower investment in working capital due to the impacts of COVID-19. These factors were partially offset by higher gross profit driven in part by higher selling prices and volume growth.
Investing Activities
Net cash used in investing activities decreased by $51 million to $152 million for fiscal 2022 compared with $203 million for fiscal 2021, primarily attributable to a $51 million decrease in cash outflows for acquisitions and the fiscal 2021 cash outflow of $5 million for the payment for the settlement of an interest rate swap. These factors were partially offset by a $5 million increase in capital expenditures.
Net cash used in investing activities decreased by $26 million to $203 million for fiscal 2021 compared with $229 million for fiscal 2020. The decrease was attributable to a $38 million decrease in acquisitions partially offset by an $8 million increase in capital expenditures and a $5 million payment in fiscal 2021 for the settlement of an interest rate swap.
Financing Activities
Net cash used in financing activities was $73 million for fiscal 2022 compared with $146 million for fiscal 2021. The decrease of $73 million was primarily attributable to a $833 million decrease in outflows for debt repayments, net of debt issuances, discounts, issuance costs and modification costs; driven by the debt refinancing in conjunction with the IPO. This was partially offset by fiscal 2021 inflows related to net proceeds from the IPO and IPO Overallotment Option Exercise (as defined in Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K) of approximately $756 million, after deducting underwriting discounts, commissions and offering expenses paid.
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

Financing
Our debt obligations (in millions) consist of the following:

	Original Aggregate Principal/Borrowing Capacity	Maturity Date	Interest
Senior Term Loan	$1,500	July 27, 2028
(i) Term SOFR plus, in each case, an applicable margin of 2.50% and a credit spread adjustment of 0.10%, or (ii) the base rate, which will be the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) the overnight federal funds rate plus 0.50% per annum and (z) one-month Term SOFR (adjusted for maximum reserves) plus 1.00% per annum, plus, in each case, an applicable margin of 1.50%.

Senior ABL Credit Facility(1)	1,250	July 27, 2026
Term SOFR rate plus an applicable margin ranging from 1.25% to 1.75%, or an alternate base rate plus an applicable margin ranging from 0.25% to 0.75%, depending on the borrowing capacity under the Senior ABL Credit Facility.

Interest Rate Swap(2)	1,000	July 27, 2026	Effective fixed rate of 3.293%, based upon the 0.693% fixed rate plus an applicable margin of 2.50% and a credit spread adjustment of 0.10% both associated with the Senior Term Loan Facility.
(1)Aggregate amount of commitments under the asset-based revolving credit facility of $1,250 million overall, subject to borrowing base availability. There were no amounts outstanding under the Senior ABL Credit Facility as of January 29, 2023.
(2)Notional amount of $1,000 million as of January 29, 2023. The notional amount decreases to $900 million on July 27, 2023, $800 million on July 27, 2024, and $700 million on July 27, 2025 through the instrument maturity on July 27, 2026.
Refer to Note 6 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of our debt obligations and the timing of future principal and interest payments including impacts from our interest rate swap.
Purchase Obligations
As of January 29, 2023, the Company had agreements in place with various suppliers to purchase goods and services, primarily inventory, in the aggregate amount of $1,423 million. These purchase obligations are generally cancellable, but the Company foresees no intent to cancel. Payment is generally expected to be made during fiscal 2023 for these obligations.
Leases
The Company occupies certain facilities and operates certain equipment and vehicles under operating leases that expire at various dates through the year 2037. Future aggregate rental payments under non-cancelable operating leases as of January 29, 2023 were as follows: $57 million in fiscal 2023, $46 million in fiscal 2024, $36 million in fiscal 2025, $23 million in fiscal 2026, $15 million in fiscal 2027 and $21 million thereafter.
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
The following table sets forth a reconciliation of net income or net income attributable to Core & Main, Inc. to EBITDA and Adjusted EBITDA for the periods presented:

	Fiscal Years Ended
	January 29, 2023	January 30, 2022	January 31, 2021
Net income attributable to Core & Main, Inc.	$366	$166
Plus: net income attributable to non-controlling interests	215	59
Net income	581	225	$37
Depreciation and amortization (1)	143	142	141
Provision for income taxes	128	51	9
Interest expense	66	98	139
EBITDA	$918	$516	$326
Loss on debt modification and extinguishment	—	51	—
Equity-based compensation	11	25	4
Acquisition expenses (2)	5	7	12
Offering expenses (3)	1	5	—
Adjusted EBITDA	$935	$604	$342
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
Inventories
Inventories consist primarily of finished goods and are carried at the lower of cost or net realizable value. The cost of substantially all inventories is determined by the weighted average cost method. We evaluate our inventory value at the end of each quarter to ensure that it is carried at the lower of cost or net realizable value. This evaluation includes an analysis of historical physical inventory results and a review of potential excess and obsolete inventories based on inventory aging and anticipated future demand. Periodically, perpetual inventory records are adjusted to reflect any declines in net realizable value below inventory carrying cost. To the extent historical physical inventory results are not indicative of future results and if future events impact, either favorably or unfavorably, the salability of our products or our relationship with certain key suppliers, our inventory reserves could differ significantly, resulting in either higher or lower future inventory provisions. The carrying value of inventory includes the capitalization of inbound freight costs and is net of supplier rebates and purchase discounts for an estimate of products not yet sold.
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
Except to the extent that any benefits are deemed realized, we will receive the full benefit in tax savings from relevant taxing authorities and provide payment of 85% of the amount of any of our actual or deemed tax benefits to the Former Limited Partners or Continuing Limited Partners, as applicable, or their permitted transferees. We expect to benefit from the remaining 15% of any cash tax savings, except to the extent of any deemed realizations. For the Tax Receivable Agreements, we assess the tax attributes to determine if it is more likely than not that the benefit of any deferred tax assets will be realized. Following that assessment, we recognize a liability under the applicable Tax Receivable Agreements, reflecting approximately 85% of the expected future realization of such tax benefits. Amounts payable under the Tax Receivable Agreements are contingent upon, among other things, (i) generation of sufficient future taxable income during the term of the applicable Tax Receivable Agreements and (ii) future changes in tax laws. The establishment of the $91 million liability under the Former Limited Partners Tax Receivable Agreements and the $94 million liability under the Continuing Limited Partners Tax Receivable Agreements as of January 29, 2023 did not impact earnings as the payments were recorded against equity since Core & Main entered into the Tax Receivable Agreements as part of common control transactions. Post establishment of the Tax Receivable Agreement liabilities we may remeasure the liabilities due to changes in estimates which could result in an impact to earnings.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of January 29, 2023.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These risks include fluctuations in interest rates and prices, including price fluctuations related to substantially all of our products.
Interest Rate Risk
Our credit facilities bear interest at a floating rate. Both the Senior Term Loan Facility and the Senior ABL Credit Facility bear interest generally equal to Term SOFR plus an applicable margin. As a result, we are exposed to fluctuations in interest rates to the extent of our net borrowings under the Senior Term Loan Facility and the Senior ABL Credit Facility. As of January 29, 2023, our Senior Term Loan Facility had borrowings of $1,478 million. As such, excluding the impact of any interest rate swap, each one percentage point change in interest rates would result in an approximately $15 million change in the annual interest expense on the Senior Term Loan Facility. As of January 29, 2023, assuming availability under our Senior ABL Credit Facility was fully utilized, each one percentage point change in interest rates would result in an approximately $12 million change in annual interest expense. See Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Key Factors Affecting Our Business—Interest Rates.”
Credit Risk
We are exposed to credit risk on accounts receivable balances. This risk is mitigated due to our large, diverse customer base. In fiscal 2022, our 50 largest customers accounted for approximately 12% of our net sales, with our largest customer accounting for less than 1% of net sales. We maintain provisions for potential credit losses and such losses to date have normally been within our expectations. We evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts receivable need to be recorded. We have historically not been exposed to a material amount of uncollectible receivable balances.
Price Risk
We are exposed to price fluctuations in the cost to procure substantially all the products we sell and our ability to reflect these changes, in a timely manner, in our customer pricing. Our operating performance may be affected by both upward and downward price fluctuations. We have a limited ability to control the timing an amount of changes in the cost to procure our products. We seek to recover increases in our product costs by passing product cost increases on to our customers. Conversely, decreases in our product costs can correspondingly lower the price levels of the products we sell in order to remain competitive in our markets. Changes to product costs may lead to a risk of a reduction to our margins, which we seek to minimize through strategic inventory investments ahead of announced price increases, the execution of our gross margin initiatives and accretive acquisitions. We are also exposed to fluctuations in petroleum costs as we deliver a substantial portion of the products we sell by truck and fluctuations in prices for imported products due to logistical challenges. We seek to minimize the effects of changing prices through economies of purchasing, inventory management based on the predictability of product lead teams and recovering product costs by passing cost increases on to customers. Such price fluctuations have from time to time produced volatility in our financial performance and could do so in the future.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Core & Main, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Core & Main, Inc. and its subsidiaries (the “Company”) as of January 29, 2023 and January 30, 2022, and the related consolidated statements of operations, of comprehensive income, of stockholder's equity / partners' capital and of cash flows for each of the three years in the period ended January 29, 2023, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 29, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 29, 2023 and January 30, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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
Revenue Recognition – Net Product Sales
As described in Notes 2 and 3 to the consolidated financial statements, the Company’s total net sales were $6,651 million, of which $6,634 million relates to product sales for the year ended January 29, 2023. The Company’s revenues are earned from contracts with customers. These contracts include written agreements and purchase orders as well as arrangements that are implied by customary business practices or law. The revenue contracts are primarily single performance obligations for the sale of product for customers. Revenue is recognized when title is passed to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for the products, which is net of sales tax, customer incentives, returns and discounts. For product sales, the transfer of title generally occurs at the point of destination for products shipped by internal fleet and at the point of shipping for products shipped by third party carriers. Estimates for expected customer incentives, returns and discounts are based on historical experience, anticipated performance and management’s judgement. Generally, the Company’s contracts do not contain significant financing as the standard terms are short term in nature.
The principal consideration for our determination that performing procedures relating to revenue recognition of net product sales is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. (i) testing the completeness, accuracy, and existence of revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as invoices, pick tickets, shipping documents, cash receipts from customers, and, where applicable, customer contracts and (ii) testing, for a sample of revenue transactions on or before January 29, 2023, the cutoff of revenue transactions.
/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
March 28, 2023
We have served as the Company's auditor since 2021.

CORE & MAIN, INC.
CONSOLIDATED BALANCE SHEETS
Amounts in millions (except share and per share data)

	January 29, 2023	January 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$177	$1
Receivables, net of allowance for credit losses of $9 and $5	955	884
Inventories	1,047	856
Prepaid expenses and other current assets	32	26
Total current assets	2,211	1,767
Property, plant and equipment, net	105	94
Operating lease right-of-use assets	175	152
Intangible assets, net	795	871
Goodwill	1,535	1,515
Other assets	88	35
Total assets	$4,909	$4,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$15	$15
Accounts payable	479	608
Accrued compensation and benefits	123	109
Current operating lease liabilities	54	49
Other current liabilities	55	58
Total current liabilities	726	839
Long-term debt	1,444	1,456
Non-current operating lease liabilities	121	103
Deferred income taxes	9	35
Payable to related parties pursuant to Tax Receivable Agreements	180	153
Other liabilities	19	17
Total liabilities	2,499	2,603
Commitments and contingencies
Class A common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 172,765,161 and 167,522,403 shares issued and outstanding as of January 29, 2023 and January 30, 2022, respectively	2	2
Class B common stock, par value $0.01 per share, 500,000,000 shares authorized, 73,229,675 and 78,398,141 shares issued and outstanding as of January 29, 2023 and January 30, 2022, respectively	1	1
Additional paid-in capital	1,241	1,214
Retained earnings	458	92
Accumulated other comprehensive income	45	16
Total stockholders’ equity attributable to Core & Main, Inc.	1,747	1,325
Non-controlling interests	663	506
Total stockholders’ equity	2,410	1,831
Total liabilities and stockholders’ equity	$4,909	$4,434

The accompanying notes are an integral part of these consolidated financial statements.

CORE & MAIN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in millions (except share and per share data)

	Fiscal Years Ended
	January 29, 2023	January 30, 2022	January 31, 2021

Net sales	$6,651	$5,004	$3,642
Cost of sales	4,856	3,724	2,764
Gross profit	1,795	1,280	878
Operating expenses:
Selling, general and administrative	880	717	556
Depreciation and amortization	140	138	137
Total operating expenses	1,020	855	693
Operating income	775	425	185
Interest expense	66	98	139
Loss on debt modification and extinguishment	—	51	—
Income before provision for income taxes	709	276	46
Provision for income taxes	128	51	9
Net income	581	225	$37
Less: net income attributable to non-controlling interests (1)	215	59
Net income attributable to Core & Main, Inc. (1)	$366	$166

Earnings per share (2)
Basic	$2.16	$0.57
Diluted	$2.13	$0.55
Number of shares used in computing EPS (2)
Basic	169,482,199	159,188,391
Diluted	246,217,004	244,451,678

(1) For the fiscal year ended January 30, 2022, the net income attributable to Core & Main, Inc. includes net income prior to the Reorganization Transactions (as defined in Note 1) of $74 million and net income subsequent to the Reorganization Transactions of $92 million. Refer to the Statements of Changes in Stockholders’ Equity/Partners’ Capital for a summary of net income attributable to Core & Main, Inc. subsequent to the Reorganization Transactions. See Note 1 for a description of the Basis of Presentation of the consolidated financial statements.

(2) For the fiscal year ended January 30, 2022, represents basic and diluted earnings per share of Class A common stock and weighted average shares of Class A common stock outstanding for the period from July 23, 2021 through January 30, 2022, which is the period following the Reorganization Transactions described in Note 1. The Company analyzed the calculation of earnings per share for the periods prior to the Reorganization Transactions and determined that it resulted in values that would not be meaningful to the users of the consolidated financial statements. Therefore, there is no earnings per share attributable to Core & Main, Inc. for the periods prior to the Reorganization Transactions on July 22, 2021. Refer to calculation of earnings per share in Note 12.

The accompanying notes are an integral part of these consolidated financial statements.

CORE & MAIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Amounts in millions

	Fiscal Years Ended
	January 29, 2023	January 30, 2022	January 31, 2021

Net income	$581	$225	$37
Net interest rate swap gain, net of tax (expense) of $(9), $(6) and $(1)	44	34	3
Total comprehensive income	625	259	$40
Less: comprehensive income attributable to non-controlling interests	232	71
Total comprehensive income attributable to Core & Main, Inc.	$393	$188

The accompanying notes are an integral part of these consolidated financial statements.

CORE & MAIN, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/PARTNERS’ CAPITAL
Amounts in millions (except share and per share data)

		Class A Common Stock		Class B Common Stock
	Partners’ Capital	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests	Total Stockholders’ Equity/ Partners’ Capital
Balances at February 2, 2020	$771	—	$—	—	$—	$—	$—	$—	$—	$771
Equity investment from partners	1	—	—	—	—	—	—	—	—	1
Equity-based compensation	4	—	—	—	—	—	—	—	—	4
Net income attributable to partners' capital	37	—	—	—	—	—	—	—	—	37
Net interest rate swap gain, net of tax	3	—	—	—	—	—	—	—	—	3
Distributions to partners	(15)	—	—	—	—	—	—	—	—	(15)
Balances at January 31, 2021	801	—	—	—	—	—	—	—	—	801
Equity-based compensation	15	—	—	—	—	—	—	—	—	15
Net income attributable to partners' capital	74	—	—	—	—	—	—	—	—	74
Net interest rate swap gain, net of tax	4	—	—	—	—	—	—	—	—	4
Distributions to partners	(23)	—	—	—	—	—	—	—	—	(23)
Balances at July 22, 2021 prior to Reorganization Transactions and IPO	871	—	—	—	—	—	—	—	—	871
Reclassification of partners’ capital	(871)	—	—	—	—	871	—	—	—	—
Reorganization transactions	—	119,950,882	1	85,853,383	1	(2)	—	—	—	—
Reclassification of non-controlling interests upon reorganization	—	—	—	—	—	(300)	(2)	—	302	—
Issuance of Class A Shares, net of issuance costs	—	40,116,279	1	—	—	755	—	—	—	756
Adjustment of deferred tax liability associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	—	200	—	—	—	200
Net income	—	—	—	—	—	—	—	92	59	151
Equity-based compensation	—	—	—	—	—	7	—	—	3	10
Net old interest rate swap gain, net of tax	—	—	—	—	—	—	2	—	2	4
Net new interest rate swap gain, net of tax	—	—	—	—	—	—	16	—	10	26
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(34)	(34)
Exchange of Partnership Interests for Class A Shares	—	7,455,242	—	(7,455,242)	—	49	—	—	(49)	—
Establishment of Tax Receivable Agreement Liabilities	—	—	—	—	—	(153)	—	—	—	(153)
Non-controlling interests adjustment for purchase of Partnership Interests and vesting of Core & Main Holdings, LP Partnership Interests held by non-controlling interests	—	—	—	—	—	(213)	—	—	213	—
Balances at January 30, 2022	—	167,522,403	2	78,398,141	1	1,214	16	92	506	1,831
Net income	—	—	—	—	—	—	—	366	215	581
Equity-based compensation	—	—	—	—	—	8	—	—	3	11
Net interest rate swap gain, net of tax	—	—	—	—	—	—	27	—	17	44
Distributions to non-controlling interest holders	—	—	—	—	—	(6)	—	—	(48)	(54)
Exchange of Partnership Interests and Class B Shares for Class A Shares	—	5,132,134	—	(5,133,763)	—	40	2	—	(42)	—
Adjustment of deferred tax liability associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	—	30	—	—	—	30
Establishment of Tax Receivable Agreement Liabilities	—	—	—	—	—	(34)	—	—	—	(34)
Activity under equity-based compensation plans, net of tax withholdings	—	110,644	—	—	—	1	—	—	—	1
Forfeiture of Class A Shares and Partnership Interests	—	(20)	—	(34,703)	—	—	—	—	—	—
Non-controlling interest adjustments for purchase of Partnership Interests and vesting of Core & Main Holdings, LP Partnership Interests held by non-controlling interests	—	—	—	—	—	(12)	—	—	12	—
Balances at January 29, 2023	$—	172,765,161	$2	73,229,675	$1	$1,241	$45	$458	$663	$2,410
The accompanying notes are an integral part of these consolidated financial statements.

CORE & MAIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in millions

	Fiscal Years Ended
	January 29, 2023	January 30, 2022	January 31, 2021
Cash Flows From Operating Activities:
Net income	$581	$225	$37
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	148	150	153
Equity-based compensation expense	11	25	4
Loss on debt modification and extinguishment	—	49	—
Other	—	(14)	1
Changes in assets and liabilities:
(Increase) decrease in receivables	(51)	(312)	(28)
(Increase) decrease in inventories	(149)	(440)	(27)
(Increase) decrease in other assets	(4)	(7)	8
Increase (decrease) in accounts payable	(140)	274	40
Increase (decrease) in accrued liabilities	5	24	15
Increase (decrease) in other liabilities	—	(5)	11
Net cash provided by (used in) operating activities	401	(31)	214
Cash Flows From Investing Activities:
Capital expenditures	(25)	(20)	(12)
Acquisitions of businesses, net of cash acquired	(128)	(179)	(217)
Settlement of interest rate swap	—	(5)	—
Proceeds from the sale of property and equipment	1	1	—
Net cash used in investing activities	(152)	(203)	(229)
Cash Flows From Financing Activities:
IPO proceeds, net of underwriting discounts and commissions	—	664	—
Offering proceeds from underwriters’ option, net of underwriting discounts and commissions	—	100	—
Payments for offering costs	—	(8)	—
Proceeds from issuance of common stock from employee equity plans	1	—	—
Investments from non-controlling interest holders	—	—	1
Distributions to non-controlling interest holders	(57)	(52)	(15)
Borrowings on asset-based revolving credit facility	244	18	460
Repayments on asset-based revolving credit facility	(244)	(18)	(460)
Issuance of long-term debt	—	1,500	250
Repayments of long-term debt	(15)	(2,319)	(13)
Payment of debt redemption premiums	—	(18)	—
Debt issuance costs	(2)	(13)	(8)
Net cash (used in) provided by financing activities	(73)	(146)	215
Increase (decrease) in cash and cash equivalents	176	(380)	200
Cash and cash equivalents at the beginning of the period	1	381	181
Cash and cash equivalents at the end of the period	$177	$1	$381

Cash paid for interest (excluding effects of interest rate swap)	$74	$126	$123
Cash paid for income taxes	147	55	8

The accompanying notes are an integral part of these consolidated financial statements.

CORE & MAIN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Dollars in millions, except as noted
1)    BASIS OF PRESENTATION & DESCRIPTION OF BUSINESS
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
The Company is a leader in advancing reliable infrastructure with local service, nationwide. As a leading specialized distributor with a focus on water, wastewater, storm drainage and fire protection products and related services, the Company provides solutions to municipalities, private water companies and professional contractors across municipal, non-residential and residential end markets, nationwide. The Company’s specialty products and services are used in the maintenance, repair, replacement, and construction of water and fire protection infrastructure. The Company reaches customers through a nationwide network of approximately 320 branches across 48 states. The Company’s products include pipes, valves, fittings, storm drainage products, fire protection products, meter products and other products for use in the construction, maintenance and repair of water and wastewater systems as well as fire protection systems. The Company has complemented its core products through additional offerings, including smart meter systems, fusible high-density polyethylene (“fusible HDPE”) piping solutions, specifically engineered treatment plant products, geosynthetics and erosion control products. The Company’s services and capabilities allow for integration with customers and form part of their sourcing and procurement function. All of the Company’s long-lived assets are located within the United States (“U.S.”).
Initial Public Offering
On July 27, 2021, Core & Main completed its initial public offering of 34,883,721 shares of Class A common stock at a price to the public of $20.00 per share (the “IPO”). Core & Main received net proceeds of approximately $664 million, after deducting underwriting discounts and commissions. All of the net proceeds from the IPO, less $8 million of transaction costs directly attributable to the IPO, were utilized to purchase 34,883,721 newly issued limited partner interests of Holdings (“Partnership Interests”) for approximately $656 million in the aggregate. In turn, Holdings and Core & Main LP utilized the net proceeds of the IPO directly or indirectly received from Core & Main, together with the net proceeds from borrowings under the Senior Term Loan Facility (as defined below and described in Note 6) and cash on hand to redeem (i) all $300 million aggregate principal amount of the senior unsecured notes due September 15, 2024 issued by Holdings (the “Senior 2024 Notes”) and (ii) all $750 million aggregate principal amount of the senior unsecured notes due August 15, 2025 issued by Core & Main LP (the “Senior 2025 Notes”). Additionally, Core & Main LP amended the terms of the credit agreement governing the senior term loan facility with an original principal balance of $1,300 million maturing on August 1, 2024 issued by Core & Main LP (the “Prior Term Loan Facility”) in order to, among other things, enter into a new $1,500 million seven-year senior term loan (the “Senior Term Loan Facility”) (collectively, the “Refinancing Transactions”).
As a result of the Refinancing Transactions on July 27, 2021, the Company recorded a loss on debt modification and extinguishment of $51 million for fiscal 2021. The loss on debt modification and extinguishment included (i) the write-off of $8 million in deferred financing fees associated with the redemption of the Senior 2024 Notes, (ii) the write-off of $13 million in deferred financing fees associated with the redemption of the Senior 2025 Notes, (iii) the write-off of $5 million in deferred financing fees associated with the settlement of the Prior Term Loan Facility, (iv) redemption premiums of $6 million and $12 million for the Senior 2024 Notes and Senior 2025 Notes, respectively, (v) the settlement of the cash flow interest rate swap of $5 million which had its changes in fair value previously attributed to accumulated other comprehensive loss, and (vi) third-party expenses for the Senior Term Loan Facility of $2 million.

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
The Company did not receive any of the proceeds from the Secondary Offerings. The Company paid the costs associated with the sale of shares by the Selling Stockholders in the Secondary Offerings, other than underwriting discounts and commissions.
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
Shareholder ownership as of January 29, 2023 includes the following:
•the shareholders of Core & Main, excluding the Continuing Limited Partners and Former Limited Partners, collectively held 72,238,638 shares of Class A common stock;
•the Former Limited Partners collectively held 100,521,370 shares of Class A common stock;
•Core & Main, directly or indirectly through our wholly-owned subsidiary, held 172,765,161 Partnership Interests; and
•the Continuing Limited Partners collectively held 5,153 shares of Class A common stock, 73,229,675 Partnership Interests and 73,229,675 shares of Class B common stock.
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
Segments
The Company’s chief operating decision maker (“CODM”) manages the business as a single operating and reportable segment. The Company operates approximately 320 branch locations across the U.S. The nature of the products and services, suppliers, customers and distribution methods are similar across branches. Accordingly, the CODM evaluates the performance of the business and makes management decisions on a consolidated basis. Performance is most notably measured based on Adjusted EBITDA at the consolidated level. The consolidated performance of the Company is utilized to determine incentive compensation for executive officers, annual merit decisions, management of national supplier relationships, allocation of resources and in evaluating acquisitions and the Company's capital structure.
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. The fiscal years ended January 29, 2023 (“fiscal 2022”), January 30, 2022 (“fiscal 2021”) and January 31, 2021 (“fiscal 2020”) included 52 weeks. The next fiscal year ending January 28, 2024 (“fiscal 2023”) will also include 52 weeks.

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
Cash and Cash Equivalents
The Company classified all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company maintains cash deposits according to a banking policy that requires diversification across a variety of highly-rated financial institutions. However, this still results in concentration of cash and cash equivalents across these financial institutions in excess of Federal Deposit Insurance Corporation-insured limits.
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
Consideration Received from Suppliers
The Company enters into agreements with many of its suppliers providing for inventory purchase rebates (“supplier rebates”) upon achievement of specified volume purchasing levels and purchase discounts. The Company accrues the receipt of supplier rebates and purchase discounts as part of its cost of sales for products sold based on progress towards earning the supplier rebates, taking into consideration cumulative purchases of inventory to the measurement date and projected purchases through the end of the year. An estimate of supplier rebates and purchase discounts is included in the carrying value of inventory at each period end for supplier rebates to be received on products not yet sold. Supplier rebates and purchase discounts included in inventory were $77 million and $49 million at January 29, 2023 and January 30, 2022, respectively.
Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method based on the following estimated useful lives of the assets:

Buildings and improvements	5 - 39 years
Transportation equipment	5 - 7 years
Furniture, fixtures and equipment	3 - 10 years
Capitalized software	3 - 7 years
Property and equipment assets are assessed for recovery when a triggering event occurs. A potential impairment is first evaluated by comparing the undiscounted cash flows associated with the asset, or the asset group it is part of, to its carrying value. If the carrying value is greater than the undiscounted cash flows, the amount of potential impairment is measured by comparing the fair value of the asset, or the asset group it is part of, with its carrying value. The Company assesses the remaining useful life and the recoverability of property and equipment assets whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Judgments regarding the existence of a triggering event are based on market and operational performance. Evaluating potential impairment also requires estimates of future operating results and cash flows. There were no material impairments of property and equipment assets during fiscal 2022, fiscal 2021 or fiscal 2020.

Prepaid Cloud Computing Arrangements
The Company capitalizes certain implementation costs for cloud computing arrangements consistent with the same requirements for capitalizing implementation costs for internal-use software. The capitalized implementation costs are amortized on a straight-line basis over the term of the service agreement, in selling, general and administrative expenses, taking into consideration renewal options. The renewal period is included in the amortization period if determined that the option is reasonable certain to be exercised.
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
The Company does not amortize goodwill, but does conduct an impairment test of goodwill on an annual basis or whenever events or circumstances indicate that it is “more likely than not” that the fair value of its reporting unit has dropped below its carrying value. The annual goodwill impairment assessment for fiscal 2022 consisted of a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting unit exceeds its carrying value. The Company performed a quantitative assessment for fiscal 2021 and fiscal 2020. The quantitative assessment is comprised of comparing the carrying value of a reporting unit to its estimated fair value. The Company estimates the fair value of the reporting unit based on a detailed valuation, utilizing an income approach based on the present value of future cash flows, a market approach based on multiples of sales and profit metrics of similar public companies and a market approach based on multiples of sales and profit metrics for purchase transactions of similar companies (all of which are considered level three measurement techniques). If the carrying value of the reporting unit exceeds its fair value, the Company will recognize the excess of the carrying value over the fair value as a goodwill impairment loss.
Intangible Assets
Finite-lived intangible assets consist primarily of customer relationships which are amortized over the periods during which the Company expects to generate net sales from these customer relationships. Finite-lived intangible assets are assessed for impairment when a triggering event occurs. A potential impairment of finite-lived intangible assets is first evaluated by comparing the undiscounted cash flows associated with the asset, or the asset group it is part of, to its carrying value. If the carrying value is greater than the undiscounted cash flows, the amount of potential impairment is measured by comparing the fair value of the asset, or the asset group it is part of, with their carrying value. The Company assesses the remaining useful life and the recoverability of finite-lived intangible assets whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Judgments regarding the existence of a triggering event are based on market and operational performance. Evaluating potential impairment also requires estimates of future operating results and cash flows.
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
Revenue Recognition
The Company’s revenues are earned from contracts with customers. These contracts include written agreements and purchase orders as well as arrangements that are implied by customary business practices or law. The revenue contracts are primarily single performance obligations for the sale of product or performance of services for customers. Revenue is recognized when title is passed to the customer or services are provided in an amount that reflects the consideration the Company expects to be entitled to in exchange for the products and services, which is net of sales tax, customer incentives, returns and discounts. For product sales, the transfer of title generally occurs at the point of destination for products shipped by internal fleet and at the point of shipping for products shipped by third party carriers. Revenues related to services are recognized in the period the services are performed and were approximately $17 million, $19 million and $15 million during fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Estimates for expected customer incentives, returns and discounts are based on historical experience, anticipated performance and management’s judgment. Generally, the Company’s contracts do not contain significant financing as the standard sales terms are short term in nature.

Shipping and Handling Fees and Costs
The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through cost of sales as inventories are sold. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled $37 million, $27 million and $20 million during fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
Income Taxes
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
Upon an exchange transaction that increases the tax attributes available to Core & Main, an increase to deferred tax assets or reduction to deferred tax liabilities is recorded with a corresponding increase to equity. The recognition of the liability under the Tax Receivable Agreement is recorded with a corresponding reduction to equity. Both of these transactions impact equity as they are transactions with shareholders.
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
Basic and Diluted Earnings per Share
The accounting policy for basic and diluted earnings per share is described in Note 12.

Non-controlling Interests
The non-controlling interests represent the Partnership Interests of Holdings held by the Continuing Limited Partners. Income or loss is attributed to the non-controlling interests based on the weighted average percentage of Partnership Interests held by Continuing Limited Partners, excluding unvested Partnership Interests held by Management Feeder, relative to all Partnership Interests of Holdings. Non-controlling interests presented in the consolidated Balance Sheets represent the ownership percentage of Partnership Interests held by Continuing Limited Partners as of the balance sheet date multiplied by the equity of Holdings, prior to distributions, less distributions to non-controlling interest holders. The non-controlling interests’ ownership percentage may fluctuate over time as the Continuing Limited Partners exchange Partnership Interests, together with the retirement of a corresponding number of shares of Class B common stock, for shares of Class A common stock and Partnership Interests held by Management Feeder vest.
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
In July 2022, the Company amended the terms of the Senior ABL Credit Facility (as defined in Note 6) in order to, among other things, implement a forward-looking rate based on the term secured overnight financing rate (“Term SOFR”) in lieu of LIBOR. The guidance of ASU 2020-04 did not have an impact on the assessment of the Senior ABL Credit Facility amendment.
At the time of a qualifying future transaction that replaces LIBOR with a new interest rate index, the Company will consider the application of ASU 2020-04.
3)    REVENUE
Disaggregation of Revenue
The following table represents net sales disaggregated by product category:

	Fiscal Years Ended
Product Category	January 29, 2023	January 30, 2022	January 31, 2021
Pipes, valves & fittings products	$4,548	$3,361	$2,373
Storm drainage products	949	687	489
Fire protection products	701	565	414
Meter products	453	391	366
Total Net Sales	$6,651	$5,004	$3,642
4)    ACQUISITIONS
Trumbull Acquisition
On October 3, 2022, the Company completed the acquisition of certain assets and assumption of certain liabilities of the municipal waterworks division of Trumbull Industries, Inc., as well as certain assets and assumption of certain liabilities of an affiliated entity, Trumbull Manufacturing, Inc. (collectively “Trumbull”), in a transaction valued up to $45 million, subject to working capital adjustments (the “Trumbull Acquisition”). Trumbull has three locations and distributes a variety of infrastructure products to the waterworks industry. The transaction price was funded with cash on hand. Given the size of the purchase price, a full purchase price allocation has not been presented. The preliminary purchase price allocation include $23 million to net working capital, $18 million to customer relationships and $6 million to goodwill.

Earthsavers Acquisition
On June 28, 2022, the Company completed the acquisition of certain assets and assumption of certain liabilities of Earthsavers Erosion Control, LLC (“Earthsavers”) in a transaction valued up to $25 million, subject to working capital adjustments (the “Earthsavers Acquisition”). Earthsavers has three locations and produces and distributes a variety of geosynthetic materials, including wattles, erosion control blankets and a broad array of geotextile products. The transaction price was funded with cash on hand. Given the size of the purchase price, a full purchase price allocation has not been presented. The preliminary purchase price allocation include $9 million to goodwill, $7 million to net working capital and $7 million to customer relationships.
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
Other Acquisitions
During fiscal 2022, the Company completed the acquisition of certain assets and liabilities in transactions valued at $54 million, subject to working capital adjustments (the “Other 2022 Acquisitions”). Given the lack of significance of these transactions, individually and in the aggregate, a full purchase price allocation has not been presented. However, a substantial portion of the aggregate purchase price was allocated to customer relationships, goodwill and net working capital.
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

In the above transactions, to the extent applicable, the excess of purchase price over net tangible and intangible assets acquired resulted in goodwill, which represents the assembled workforce and anticipated long-term growth in new markets, customers and products. Goodwill associated with the Trumbull Acquisition, the Earthsavers Acquisition, the L&M Acquisition, the WWSC Acquisition, Other 2022 Acquisitions and Other 2021 Acquisitions are fully deductible by the Company for U.S. income tax purposes.
The following table represents the final allocation of the transaction price to the fair value of identifiable assets acquired and liabilities assumed in the L&M Acquisition, Pacific Pipe Acquisition and R&B Acquisition:

	L&M Acquisition	Pacific Pipe Acquisition	R&B Acquisition
Cash	$—	$2	$3
Accounts receivable	7	10	25
Inventories	16	17	20
Intangible assets	19	47	114
Goodwill	18	41	89
Operating lease right-of-use assets	2	17	9
Other assets, current and non-current	5	6	11
Total assets acquired	67	140	271
Accounts payable	3	5	18
Deferred income taxes	—	12	31
Operating lease liabilities	2	17	9
Other liabilities, current and non-current	—	—	4
Net assets acquired	$62	$106	$209
The following reconciles the total consideration to net assets acquired:

	L&M Acquisition	Pacific Pipe Acquisition	R&B Acquisition
Total consideration, net of cash	$62	$104	$207
Less: Working capital adjustment	—	—	(1)
Plus: Cash acquired in acquisition	—	2	3
Net assets acquired; investing cash outflow	$62	$106	$209
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

	Fiscal Years Ended
	January 30, 2022	January 31, 2021
Net sales	$5,081	$3,793
Net income	$235	$37
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
A summary of the intangible assets acquired and assumptions utilized in the valuation, for the acquisitions is as follows:

	Intangible Asset Amount	Amortization Period	Discount Rate	Attrition Rate
L&M Acquisition
Customer relationships	$19	10 years	15.5%	15.0%

Pacific Pipe Acquisition
Customer relationships	46	10 years	11.5%	10.0%
Trademark	1	2 years	11.5%	N/A

R&B Acquisition
Customer relationships	114	15 years	10.0%	7.5%

5)    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The carrying amount of the Company’s goodwill included in its Balance Sheets is as follows:

	January 29, 2023	January 30, 2022
Gross Goodwill	$1,535	$1,515
Accumulated Impairment	—	—
Net Goodwill	$1,535	$1,515
The changes in the carrying amount of goodwill are as follows:

	Fiscal Years Ended
	January 29, 2023	January 30, 2022
Beginning Balance	$1,515	$1,453
Goodwill acquired during the year	20	62
Ending balance	$1,535	$1,515
Goodwill acquired during fiscal 2022 was related to the Trumbull Acquisition, Earthsavers Acquisition and Other 2022 Acquisitions and goodwill acquired during fiscal 2021 related to the Pacific Pipe Acquisition, L&M Acquisiton, WWSC Acquisition and Other 2021 Acquisitions, as further discussed in Note 4.
During the fiscal 2022 annual goodwill impairment assessment, the Company performed a qualitative assessment. The qualitative assessment included evaluating economic, industry, regulatory and company specific factors that could impact the reporting unit fair value. These factors included historical and projected financial metrics (including net sales, operating cash flow and discount rate trends), public equity market trends and evaluation of the markets the Company serves. Based on the assessment it was determined that it is not “more likely than not” that the fair value of its reporting unit is less than the carrying value of its reporting unit in fiscal 2022. Therefore, no further assessment was necessary.
During the fiscal 2021 and fiscal 2020 annual assessments, the Company tested goodwill for impairment by performing a quantitative assessment that compared the fair value of the reporting unit with its carrying value. There was no goodwill impairment during fiscal 2022, fiscal 2021 or fiscal 2020.
The Company’s analyses were based in part on the expectation of future market conditions, future net sales and operating cash flow growth and discount rates that would be used by market participants in an arms-length transaction. Should actual performance or expectations of long-term assumptions be lower than presently expected, the Company’s goodwill could be impaired.
Intangible Assets
The Company’s intangible assets included in its Balance Sheets consist of the following:

	January 29, 2023			January 30, 2022
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Customer relationships	$1,390	$597	$793	$1,347	$478	$869
Other intangible assets	5	3	2	4	2	2
Total	$1,395	$600	$795	$1,351	$480	$871
Amortization expense related to intangible assets was as follows:

	Fiscal Years Ended
	January 29, 2023	January 30, 2022	January 31, 2021
Amortization expense	$120	$120	$118
There were no intangible asset impairments during fiscal 2022, fiscal 2021 or fiscal 2020.

The estimated aggregate amortization expense on intangible assets owned by the Company as of January 29, 2023 was expected to be as follows:

Fiscal 2023	$114
Fiscal 2024	106
Fiscal 2025	98
Fiscal 2026	90
Fiscal 2027	84

6)    DEBT
Debt consisted of the following:

	January 29, 2023		January 30, 2022
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
Senior Term Loan due July 2028	$15	$—	$15	$—
Long-term debt:
Senior ABL Credit Facility due July 2026	—	—	—	—
Senior Term Loan due July 2028	1,463	19	1,478	22
	1,463	19	1,478	22
Total	$1,478	$19	$1,493	$22
The debt obligations as of January 29, 2023 include the following debt agreements:
Senior Term Loan Facility
On July 27, 2021, Core & Main LP entered into a $1,500 million Senior Term Loan Facility, which matures on July 27, 2028. The Senior Term Loan Facility requires quarterly principal payments, payable on the last business day of each fiscal quarter in an amount equal to approximately 0.25% of the original principal amount of the Senior Term Loan Facility. The remaining balance is payable upon final maturity of the Senior Term Loan Facility on July 27, 2028. As of January 29, 2023, the Senior Term Loan Facility bore interest at a rate equal to (i) LIBOR plus, in each case, an applicable margin of 2.50% or (ii) the base rate, which was the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) the overnight federal funds rate plus 0.50% per annum and (z) one-month LIBOR (adjusted for maximum reserves) plus 1.00% per annum, plus, in each case, an applicable margin of 1.50%. The Senior Term Loan Facility was subject to a LIBOR “floor” of 0.00%. The Senior Term Loan Facility allows for an agreement between the Company and the administrative agent to amend the Senior Term Loan Facility to replace LIBOR with a comparable commercially available interest rate. The weighted average interest rate, excluding the effect of the interest rate swap, of Core & Main LP’s outstanding borrowings under the Senior Term Loan Facility as of January 29, 2023 was 7.15%. Based on quotes from financial institutions (i.e., level 2 of the fair value hierarchy), the fair value of the Senior Term Loan Facility was $1,472 million at January 29, 2023. Refer to Note 15 for a description of our February 26, 2023 amendment to the Senior Term Loan Facility to implement a forward-looking rate based on Term SOFR in lieu of LIBOR.
Asset-Based Credit Facility
On July 29, 2022, Core & Main LP amended the terms of the credit agreement governing the senior asset-based revolving credit facility (as amended, the “Senior ABL Credit Facility”) in order to, among other things, increase the aggregate amount of commitments under the asset-based revolving credit facility by $400 million to $1,250 million overall, subject to borrowing base availability, and implement a rate based on Term SOFR in lieu of LIBOR. The Senior ABL Credit Facility has a maturity date of July 27, 2026. Borrowings under the Senior ABL Credit Facility bear interest at either a Term SOFR rate plus an applicable margin ranging from 1.25% to 1.75%, or an alternate base rate plus an applicable margin ranging from 0.25% to 0.75%, depending on the borrowing capacity under the Senior ABL Credit Facility. Additionally, Core & Main LP pays a fee of 0.25% on unfunded commitments under the Senior ABL Credit Facility. There were no amounts outstanding under the Senior ABL Credit Facility as of January 29, 2023.

The aforementioned debt agreements include customary affirmative and negative covenants, which include, among other things, restrictions on Core & Main LP’s ability to pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. The Senior Term Loan Facility may require accelerated repayment based upon cash flows generated in excess of operating and investing requirements when the Consolidated Secured Leverage Ratio (as defined in the agreement governing the Senior Term Loan Facility) is greater than or equal to 3.25. No such repayment was required for any of the periods presented. In addition, the Senior ABL Credit Facility requires Core & Main LP to comply with a consolidated fixed charge coverage ratio of greater than or equal to 1.00 when availability under the Senior ABL Credit Facility is less than 10.0% of the lesser of (i) the then applicable borrowing base or (ii) the then aggregate effective commitments. The Company was in compliance with all debt covenants as of January 29, 2023.
Substantially all of Core & Main LP’s assets are pledged as collateral for the Senior Term Loan Facility and the Senior ABL Credit Facility.
The aggregate amount of debt payments for the next five fiscal years are as follows:

Fiscal 2023	$15
Fiscal 2024	15
Fiscal 2025	15
Fiscal 2026	15
Fiscal 2027	15
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

	Fiscal Years Ended
Accumulated Other Comprehensive Loss	January 30, 2022	January 31, 2021
Beginning of period balance	$(8)	$(11)
Measurement adjustment (losses) for interest rate swap	—	(4)
Reclassification of expense to interest expense	4	8
Loss on debt modification and extinguishment	5	—
Tax (expense) on interest rate swap adjustments
Measurement adjustment (losses) for interest rate swap	—	—
Reclassification of expense to interest expense	(1)	(1)
Loss on debt modification and extinguishment	—	—
End of period balance	$—	$(8)
On July 27, 2021, Core & Main LP entered into an instrument in which it makes payments to a third-party based upon a fixed interest rate of 0.74% and receives payments based upon the one-month LIBOR rate, based on notional amounts associated with borrowings under the Senior Term Loan Facility. The measurement period of the interest rate swap commenced on July 27, 2021 with a notional amount of $1,000 million. The notional amount decreases to $900 million on July 27, 2023, $800 million on July 27, 2024, and $700 million on July 27, 2025 through the instrument maturity on July 27, 2026. This instrument is intended to reduce the Company's exposure to variable interest rates under the Senior Term Loan Facility. As of January 29, 2023, this instrument resulted in an effective fixed rate of 3.24%, based upon the 0.74% fixed rate plus an applicable margin of 2.50%, on $1,000 million of borrowings under the Senior Term Loan Facility.
The fair value of this cash flow interest rate swap was a $84 million and $31 million asset as of January 29, 2023 and January 30, 2022, respectively, which is included within other assets in the Balance Sheet. Fair value is based upon the present value of future cash flows under the terms of the contract and observable market inputs (level 2). Significant inputs used in determining fair value include forward-looking one-month LIBOR rates and the discount rate applied to projected cash flows.

	Fiscal Years Ended
Accumulated Other Comprehensive Income	January 29, 2023	January 30, 2022
Beginning of period balance	$26	$—
Measurement adjustment gain for interest rate swap	66	28
Reclassification of (income) expense to interest expense	(13)	3
Tax benefit (expense) on interest rate swap adjustments
Measurement adjustment gain for interest rate swap	(11)	(4)
Reclassification of (income) expense to interest expense	2	(1)
End of period balance	$70	$26
As of January 29, 2023, the Company estimates $36 million of the cash flow interest rate swap gains will be reclassified from accumulated other comprehensive income into earnings over the next 12 months.
Refer to Note 15 for a description of the amendment to the interest rate swap to receive payments based upon the one-month Term SOFR rate.
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
The Provision for Income Taxes consisted of the following:

	Fiscal Years Ended
	January 29, 2023	January 30, 2022	January 31, 2021
Current:
Federal	$110	$55	$12
State	25	13	3
	135	68	15
Deferred:
Federal	(5)	(14)	(4)
State	(2)	(3)	(2)
	(7)	(17)	(6)
Total	$128	$51	$9

The reconciliations of the provision for income taxes at the federal corporate statutory rate of 21% to the tax provision for fiscal 2022, fiscal 2021 and fiscal 2020 are as follows:

	Fiscal Years Ended
	January 29, 2023	January 30, 2022	January 31, 2021
Income taxes at federal statutory rate	21.0%	21.0%	21.0%
State income taxes	3.2	3.8	3.6
Partnership income not subject to U.S. tax	(6.3)	(8.5)	(9.1)
Corporate subsidiary tax	0.1	1.3	—
Permanent differences	0.3	1.1	1.7
Other	(0.2)	(0.2)	2.4
Total provision	18.1%	18.5%	19.6%
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
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	January 29, 2023	January 30, 2022
Deferred Tax Assets:
Imputed interest on Tax Receivable Agreements	$7	$5
Deferred Tax Liabilities:
Intangibles	(1)	(1)
Basis difference in partnership investments	(15)	(39)
Deferred tax liabilities, net	$(9)	$(35)
The Company’s operations have resulted in income, and as such, the Company maintains no valuation allowance against its deferred tax assets, including tax attributes recognized in connection with the Reorganization Transactions as described below.
Tax Receivable Agreements and Reorganization Transactions
In connection with the Reorganization Transactions and the IPO, Core & Main entered into the Former Limited Partners Tax Receivable Agreement and the Continuing Limited Partners Tax Receivable Agreement. Core & Main expects to generate additional tax attributes, associated with future exchanges of Partnership Interests by Continuing Limited Partners, that will reduce amounts that it would otherwise pay in the future to various tax authorities. The Tax Receivable Agreements provide for the payment to either the Former Limited Partners or Continuing Limited Partners, or their permitted transferees, of 85% of the tax benefits realized by the Company, or in some circumstances are deemed to realize.
The Company recorded $91 million and $94 million payables to related parties pursuant to the Former Limited Partners Tax Receivable Agreement and the Continuing Limited Partners Tax Receivable Agreement, respectively, as of January 29, 2023. As of January 30, 2022, the Company had recorded $92 million and $61 million payables to related parties pursuant to the Former Limited Partners Tax Receivable Agreement and the Continuing Limited Partners Tax Receivable Agreement, respectively. Payments to the Former Limited Partners are expected to commence in fiscal year 2023 for which $5 million is included within other current liabilities in the Balance Sheet.

The actual amount and timing of any potential additional payments under the Tax Receivable Agreements will vary depending upon a number of factors, including the timing of exchanges by the holders of Partnership Interests, the amount of gain recognized by such holders of Partnership Interests, the amount and timing of the taxable income the Company generates in the future and the federal tax rates then applicable. Assuming (i) that the Continuing Limited Partners exchanged all of their remaining Partnership Interests at $21.67 per share of our Class A common stock (the closing stock price on January 27, 2023), (ii) no material changes in relevant tax law, (iii) a constant corporate tax rate of 25.1%, which represents a pro forma tax rate that includes a provision for U.S. federal income taxes and assumes the highest statutory rate apportioned to each state and local jurisdiction and (iv) that the Company earns sufficient taxable income in each year to realize on a current basis all tax benefits that are subject to the Continuing Limited Partners Tax Receivable Agreement, the Company would recognize a deferred tax asset (subject to offset with existing deferred tax liabilities) of approximately $511 million and a Continuing Limited Partners Tax Receivable Agreement liability of approximately $434 million, payable to the Continuing Limited Partners over the life of the Continuing Limited Partners Tax Receivable Agreement. The full exchange by the Continuing Limited Partners will also decrease Core & Main's aforementioned deferred tax asset associated with its investment in Holdings by $145 million, as Core & Main recognizes the deferred tax consequences associated with the non-controlling Partnership Interests being exchanged. These amounts are estimates only and are subject to change.
Reorganization Transactions and IPO Deferred Tax Asset
Prior to the Reorganization Transactions, the Blocker Companies were holding corporations for indirect investments in Holdings. The Blocker Companies had no operations but did receive distributions from Holdings associated with their tax obligations from allocations of Holdings taxable income. As such, the Blocker Companies' financial statements reflected a deferred tax liability associated with the difference between their financial reporting investment and tax basis in Holdings. In connection with the Blocker Mergers, Core & Main assumed the balance sheets of the Blocker Companies. The assumed deferred tax liability was adjusted to reflect the IPO, the IPO Overallotment Option Exercise and subsequent book-tax differences. As of January 29, 2023 and January 30, 2022, the Company had a $26 million and $3 million, respectively, in deferred tax asset associated with the difference between Core & Main's financial reporting basis and the tax basis of Core & Main’s investment in Holdings.
Buyer Deferred Tax Liability
As referenced in Note 4, on August 9, 2021 and March 11, 2020, the Company completed the acquisitions of all the outstanding shares of Pacific Pipe and R&B, respectively, both corporations for income tax purposes. The acquisitions were completed through Core & Main Buyer, Inc. (“Buyer”), a wholly-owned subsidiary of the Company. Buyer subsequently contributed Pacific Pipe and R&B to Core & Main LP. As part of the opening balance sheet, Buyer recorded deferred tax liabilities of $12 million and $31 million for Pacific Pipe and R&B, respectively, related to the difference between Buyer’s financial reporting basis and tax basis of Buyer’s investment in Core & Main LP. The taxable income that is allocated to Buyer, for its contribution of Pacific Pipe and R&B to Core & Main LP, is subject to corporate federal and state income tax in substantially all fifty states. As of January 29, 2023 and January 30, 2022, this deferred tax liability was $41 million and $42 million, respectively.
Uncertain tax positions
Total gross unrecognized tax benefits as of January 29, 2023 and January 30, 2022, as well as activity within each of the years, were not material.
8)    LEASES
The Company occupies certain facilities and operates certain equipment and vehicles under operating leases that expire at various dates through the year 2037.
The table below presents lease costs associated with facility, equipment and vehicle operating leases:

		Fiscal Years Ended
Lease Cost	Classification	January 29, 2023	January 30, 2022	January 31, 2021
Operating Lease Cost	Selling, general, and administrative expense	$69	$58	$53

Future aggregate rental payments under non-cancelable operating leases as of January 29, 2023 are as follows:

January 29, 2023
Fiscal 2023	$57
Fiscal 2024	46
Fiscal 2025	36
Fiscal 2026	23
Fiscal 2027	15
Thereafter	21
Total minimum lease payments	198
Less: present value discount	(23)
Present value of lease liabilities	$175
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

Operating Lease Term and Discount Rate	January 29, 2023	January 30, 2022
Weighted average remaining lease term (years)	3.0	2.9
Weighted average discount rate	4.5%	3.8%
The table below presents cash and non-cash impacts associated with leases:

	Fiscal Years Ended
	January 29, 2023	January 30, 2022	January 31, 2021
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating leases	$69	$58	$53
Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$68	$47	$35
The non-cash impact related to right-of-use assets obtained in exchange for new operating lease liabilities in the table above excludes the impact from acquisitions. Right-of-use assets acquired as part of the Pacific Pipe, L&M and R&B acquisitions are presented in Note 4.
9)    COMMITMENTS AND CONTINGENCIES
Purchase Obligations
As of January 29, 2023, the Company had agreements in place with various suppliers to purchase goods and services, primarily inventory, in the aggregate amount of $1,423 million. These purchase obligations are generally cancellable, but the Company foresees no intent to cancel. Payment is dependent on lead times from our suppliers, and could be extended due to supply chain disruptions. Payments are generally expected to be made during fiscal 2023 for these obligations.
Encumbered Assets
As of January 29, 2023, substantially all of the Company’s assets were pledged as collateral for the Company’s credit facilities.

Legal Matters
The Company is involved in various legal proceedings arising in the normal course of its business. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that it determines to be both probable and reasonably estimable. As of January 29, 2023 and January 30, 2022, these established reserves for litigation were not material. In the opinion of management, based on current knowledge, all probable and reasonably estimable matters are believed to be adequately reserved for or covered by insurance and are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. For all other matters, management believes the possibility of losses from such matters is not probable, the potential loss from such matters is not reasonably estimable, or such matters are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if resolved unfavorably.
Self-Insurance
The Company has high deductible insurance programs for most losses related to general liability, product liability, automobile liability and workers’ compensation, and is self-insured for medical claims, while maintaining per employee stop loss coverage, and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability in the accompanying Balance Sheets. The Company’s self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. At January 29, 2023 and January 30, 2022, the Company's self-insurance liabilities totaled $27 million and $25 million, respectively.
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
10)    SUPPLEMENTAL BALANCE SHEET INFORMATION
Receivables
Receivables consisted of the following:

	January 29, 2023	January 30, 2022
Trade receivables, net of allowance for credit losses	$851	$784
Supplier rebate receivables	104	100
Receivables, net of allowance for credit losses	$955	$884
Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	January 29, 2023	January 30, 2022
Land	$24	$23
Buildings and improvements	56	39
Transportation equipment	33	30
Furniture, fixtures and equipment	77	71
Capitalized software	19	17
Construction in progress	3	6
Property, plant and equipment	212	186
Less accumulated depreciation and amortization	(107)	(92)
Property, plant and equipment, net	$105	$94

Depreciation expense is classified within cost of sales and depreciation and amortization within the Statement of Operations. Depreciation expense related to property, plant and equipment, including capitalized software, was as follows:

	Fiscal Years Ended
	January 29, 2023	January 30, 2022	January 31, 2021
Depreciation expense	$23	$22	$23
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following:

	January 29, 2023	January 30, 2022
Accrued bonuses and commissions	$100	$85
Other compensation and benefits	23	24
Accrued compensation and benefits	$123	$109
11)    NON-CONTROLLING INTERESTS
Core & Main is the general partner of Holdings and operates and controls all of the business and affairs of Holdings and, through Holdings and its subsidiaries, conducts the Company's business. Accordingly, Core & Main consolidates the consolidated financial statements of Holdings and attributes a portion of net income and equity of Holdings to non-controlling interests related to the vested Partnership Interests held by the Continuing Limited Partners. Income or loss is attributed to the non-controlling interests based on the weighted average percentage of Partnership Interests held by Continuing Limited Partners, excluding unvested Partnership Interests held by Management Feeder, relative to all Partnership Interests of Holdings during the period following the Reorganization Transactions. Holdings equity is attributed to non-controlling interests based on the Partnership Interests held by Continuing Limited Partners, excluding unvested Partnership Interests held by Management Feeder, relative to all Partnership Interests as of the balance sheet date. The non-controlling interests’ ownership percentage may fluctuate over time as the Continuing Limited Partners exchange Partnership Interests, together with the retirement of a corresponding number of shares of Class B common stock, for shares of Class A common stock and as Partnership Interests held by Management Feeder vest. The following table summarizes the ownership of Partnership Interests of Holdings (excluding unvested Partnership Interests held by Management Feeder):

	Partnership Interests			Ownership Percentage
	Core & Main	Continuing Limited Partners	Total	Core & Main	Continuing Limited Partners	Total
Balances at July 23, 2021	119,950,882	80,834,811	200,785,693	59.7%	40.3%	100.0%
Issuance of Partnership Interests	40,116,279	—	40,116,279	6.7%	(6.7)%	—
Exchange of Partnership Interests	7,455,242	(7,455,242)	—	3.1%	(3.1)%	—
Vesting of Partnership Interests	—	1,964,839	1,964,839	(0.5)%	0.5%	—
Balances at January 30, 2022	167,522,403	75,344,408	242,866,811	69.0%	31.0%	100.0%
Issuance of Partnership Interests	110,644	—	110,644	—%	—%	—
Exchange of Partnership Interests	5,132,134	(5,133,763)	(1,629)	2.1%	(2.1)%	—
Forfeiture of Partnership Interests	(20)	—	(20)	—%	—%	—
Vesting of Partnership Interests	—	2,260,828	2,260,828	(0.7)%	0.7%	—
Balances at January 29, 2023	172,765,161	72,471,473	245,236,634	70.4%	29.6%	100.0%

12)    BASIC AND DILUTED EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per share for fiscal year ended January 29, 2023 and from July 23, 2021 to January 30, 2022, the period following the Reorganization Transactions.
Basic earnings per share is computed by dividing net income attributable to Core & Main for the period following the Reorganization Transactions by the weighted average number of shares of Class A common stock outstanding during the same period. Shares of Class A common stock issued during the period were weighted for the portion of the period in which the shares of Class A common stock were outstanding. The Company did not apply the two-class method because shares of Class B common stock do not participate in earnings of Core & Main. As a result, the shares of Class B common stock are not considered participating securities and are not included in the weighted average shares outstanding for purposes of basic earnings per share. Net income allocated to holders of non-controlling interests was excluded from net income available to the Class A common stock. There were no preferred dividends and no shares of preferred stock outstanding for the period.
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

	Fiscal Year Ended January 29, 2023	July 23, 2021 through January 30, 2022
Basic earnings per share:
Net income	$581	$151
Net income attributable to non-controlling interests	215	61
Net income available to Class A common stock	366	90
Weighted average shares outstanding	169,482,199	159,188,391
Net income per share	$2.16	$0.57
Diluted earnings per share:
Net income available to common shareholders - basic	$366	$90
Increase to net income attributable to dilutive instruments	159	44
Net income available to common shareholders - diluted	525	134
Weighted average shares outstanding - basic	169,482,199	159,188,391
Incremental shares of common stock attributable to dilutive instruments	76,734,805	85,263,287
Weighted average shares outstanding - diluted	246,217,004	244,451,678
Net income per share - diluted	$2.13	$0.55
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
Treatment of Core & Main Holdings, LP Equity Incentive Plan in Reorganization Transactions
In connection with the Reorganization Transactions, Holdings was recapitalized and its common units and profits units were converted to a single class of Partnership Interests. Partnership Interests in the recapitalized Holdings, which correspond to prior profits units of Holdings, which were held by Management Feeder (which relate to profits units in Management Feeder held by the Company's employees and directors), remain subject to the same time-based vesting requirements that existed prior to the Reorganization Transactions. As part of the recapitalization of Holdings, the quantity of Partnership Interests issued in the recapitalization contemplated the settlement of the historical benchmark prices and the public offering price of Class A common stock in the IPO.
In addition, in connection with the Reorganization Transactions, unit appreciation rights of Holdings were converted to stock appreciation rights denominated in shares of Class A common stock with adjustments to the number of awards and benchmark prices.

Partnership Interests
A summary of the Partnership Interests is presented below (shares in thousands):

	Number of Shares	Weighted Average Benchmark Price
Outstanding as of January 30, 2022	11,345	$—
Forfeitures	(34)	—
Exchanged	(692)	—
Outstanding as of January 29, 2023	10,619	$—

	Number of Shares	Weighted Average Benchmark Price
Unvested as of January 30, 2022	3,056	$—
Vested	(2,263)	—
Forfeitures	(34)	—
Unvested as of January 29, 2023	759	$—
The estimated fair value of the profits units when granted was amortized to expense over the vesting period. The fair value for these profits units was estimated by management, after considering a third-party valuation specialist’s assessment, at the date of grant based on the expected life of the profits units, using a Black-Scholes pricing model with the following weighted-average assumptions:

	January 30, 2022	January 31, 2021
Risk-free interest rate	0.78%	0.63%
Dividend yield	—%	—%
Expected volatility factor	50%	50%
Discount for lack of marketability	20%	26%
Expected life in years	5.0	5.0
Weighted-average fair value	$6.27	$2.99
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
Stock Appreciation Rights
A summary of the stock appreciation rights is presented below (shares in thousands):

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of January 30, 2022	581	$4.67
Exchanged	(25)	5.44
Outstanding as of January 29, 2023	556	$4.65	$9

Exercisable as of January 29, 2023	376	$3.54	$7

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

January 30, 2022
Risk-free interest rate	0.78%
Dividend yield	—%
Expected volatility factor	50%
Discount for lack of marketability	20%
Expected life in years	5.0
Weighted-average fair value	$6.27
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
Restricted Stock Units
A summary of the restricted stock units granted under the Omnibus Incentive Plan is presented below (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding and Unvested as of January 30, 2022	20	$27.43
Granted	240	21.49
Distributed	(7)	25.37
Forfeited	(4)	23.29
Outstanding and Unvested as of January 29, 2023	249	$21.84
The restricted stock units generally vest over a three-year period. The estimated fair value of the restricted stock units when granted was amortized over the vesting period. The grant date fair value of RSUs was determined based on the price of the Company’s Class A common stock on the grant date.
Stock Options
A summary of the stock options granted under the Omnibus Incentive Plan is presented below (shares in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 30, 2022	—	$—
Granted	787	20.81
Forfeitures	(11)	20.81
Outstanding as of January 29, 2023	776	$20.81	9.1	$1

Exercisable as of January 29, 2023	11	$20.81	9.1	$—

The stock options generally vest over a three-year period and expire after ten years. The estimated grant-date fair value of stock options when granted was amortized to expense over the vesting period. The fair value for these stock options was estimated by management, after considering a third-party valuation specialist’s assessment, at the date of grant based on the expected life of the stock options, using a Black-Scholes pricing model with the following weighted-average assumptions:

January 29, 2023
Risk-free interest rate	1.85%
Dividend yield	—%
Expected volatility factor	40%
Expected life in years	6.0
Weighted-average fair value	$8.55
The risk free interest rate was determined based on an analysis of U.S. Treasury zero-coupon market yields as of the date of the stock options grant for issues having expiration lives similar to the expected life of the stock options. The expected volatility was based on an analysis of the historical volatility of a peer group over the expected life of the stock options. The expected term in years for each stock option was calculated using a simplified method based on the average of each option’s vesting term of three years and contractual term of ten years.
Employee Stock Purchase Plan
In July 2021, Core & Main’s sole stockholder approved and Core & Main’s board of directors adopted the Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, 2,500,000 shares of Class A common stock are reserved and available for future purchase. For fiscal 2022, 92 thousand shares of Class A common shares were purchased under the ESPP at a weighted-average price of $18.35 per share, resulting in cash proceeds of approximately $1 million.
Compensation Expense
The Company evaluated the conversions of the profits units and unit appreciation rights as part of the Reorganization Transactions and concluded that each represented an accounting modification of the original awards. As such, the Company is required to recognize the incremental fair value immediately after each modification compared with immediately before as additional compensation expense. Incremental compensation expense for awards that were vested as of the Reorganization Transactions were recognized immediately and expense for unvested awards will be recognized over the remaining service period. The Company recognized compensation expense of $11 million, $25 million and $4 million during fiscal 2022, fiscal 2021 and fiscal 2020, respectively. As of January 29, 2023, the unrecognized share based compensation was $10 million which is expected to be recognized over a weighted average period of 1.1 years.
Employee Benefit Plans
The Company offers a comprehensive Health & Welfare Benefits Program (the “Program”) which allows employees who satisfy certain eligibility requirements to choose among different levels and types of coverage. The Program provides employees healthcare coverage in which the employer and employee share costs. In addition, the Program offers employees the opportunity to participate in various voluntary coverages, including flexible spending accounts and health savings accounts. The Company maintains a 401(k) defined contribution plan that is qualified under Sections 401(a) and 501(a) of the Internal Revenue Code. Employees of the Company who satisfy the plan’s eligibility requirements may elect to contribute a portion of their compensation to the plan on a pre-tax basis. The Company may match a percentage of the employees’ contributions to the plan based on eligible compensation deferred. Matching contributions are generally made shortly after the end of each pay period. The Company recorded expenses of $11 million, $9 million and $7 million related to matching contributions during fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
14)    RELATED PARTIES
CD&R affiliates
During fiscal 2022, fiscal 2021 and fiscal 2020, the Company had $2 million, $2 million and $1 million of purchases of product, respectively, from affiliates of Clayton, Dubilier & Rice, LLC (“CD&R”), including other companies invested in by funds affiliated with or managed by CD&R (the “CD&R Funds”). There were no amounts payable to affiliates of CD&R at January 29, 2023 and January 30, 2022. During fiscal 2022, fiscal 2021 and fiscal 2020, the Company had $4 million, $6 million and $1 million in sales to affiliates of CD&R, respectively. There were $2 million and no amounts receivable from affiliates of CD&R at January 29, 2023 and January 30, 2022.

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
The Exchange Agreement also provides that, in connection with any such exchange, to the extent that Holdings has, since consummation of the Reorganization Transactions and the IPO, made distributions to the applicable Continuing Limited Partner that are proportionately lesser or greater than the distributions made to Core & Main, on a pro rata basis, the number of shares of Class A common stock to be issued or cash to be paid to such Continuing Limited Partner will be adjusted to take into account the amount of such discrepancy that is allocable to the Partnership Interests, and Class B common stock, subject to such exchange. As of January 29, 2023, the Company had a shareholder receivables of $6 million recorded within additional paid in capital related to distributions in excess of shareholders’ pro rata share. Core & Main expects to cause Holdings to make distributions to its partners in such a manner as generally to limit increases to the number of shares of Class A common stock to be issued or cash to be paid to exchanging Continuing Limited Partners in connection with the adjustment described in the preceding sentence.
15)    SUBSEQUENT EVENTS
On February 26, 2023, the Company amended the terms of the Senior Term Loan Facility in order to, among other things, implement a forward-looking rate based on Term SOFR in lieu of LIBOR plus a 0.10% credit spread adjustment. In addition, in February 2023, the Company amended the terms of the related interest rate swap to adjust the fixed interest rate to 0.693% and receive payments based upon the one-month Term SOFR rate, based on notional amounts associated with borrowings under the Senior Term Loan Facility. There were no changes to the principal balances or maturity dates of these debt instruments. The amendments to the Senior Term Loan Facility and related interest rate swap are related to the replacement of the reference rate and perform related spread adjustments to effect the transition for reference rate reform. Therefore, these amendments are subject to the practical expedients in ASU 2020-04.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports under the Exchange Act that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that, as of January 29, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As of January 29, 2023, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on management’s assessment utilizing these criteria, our management concluded that our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting, as of January 29, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included in Part II, Item 8: “Financial Statements and Supplementary Data.” of this Annual Report on Form 10-K.
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
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information with respect to this Item will be set forth in the definitive proxy statement for our 2023 Annual Meeting of Shareholders (the “2023 Proxy Statement”), which will be filed with the SEC no later than 120 days after January 29, 2023 and is incorporated herein by reference.
Item 11. Executive Compensation
Certain information with respect to this Item will be set forth in our 2023 Proxy Statement, which will be filed with the SEC no later than 120 days after January 29, 2023 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information with respect to this Item will be set forth in our 2023 Proxy Statement, which will be filed with the SEC no later than 120 days after January 29, 2023 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Party Transactions, and Director Independence
Certain information with respect to this Item will be set forth in our 2023 Proxy Statement, which will be filed with the SEC no later than 120 days after January 29, 2023 and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Certain information with respect to this Item will be set forth in our 2023 Proxy Statement, which will be filed with the SEC no later than 120 days after January 29, 2023 and is incorporated herein by reference.

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
Our consolidated financial statements are included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
2. Financial Statement Schedules
Schedule I
Condensed Financial Information of Parent:
Condensed Balance Sheet as of January 29, 2023 and January 30, 2022
Condensed Statement of Operations and Comprehensive Income for the Fiscal Year Ended January 29, 2023 and period from April 9, 2021 to January 30, 2022
Condensed Statement of Cash Flows for the Fiscal Year Ended January 29, 2023 and period from April 9, 2021 to January 30, 2022
Schedule II
Valuation and Qualifying Accounts and Reserves for the fiscal years ended January 29, 2023, January 30, 2022 and January 31, 2021
Schedule I and II should be read in conjunction with the aforementioned consolidated financial statements. Certain schedules have been omitted because they are not applicable or because the required data is shown in the aforementioned consolidated financial statements.

Schedule I — Condensed Financial Information of Parent
CORE & MAIN, INC.
PARENT COMPANY ONLY
CONDENSED BALANCE SHEET
Amounts in millions (except share and per share data)

	January 29, 2023	January 30, 2022
ASSETS
Current assets:
Prepaid expenses and other current assets	$2	$—
Total current assets	2	—
Investment in subsidiaries	1,569	1,154
Goodwill	330	330
Deferred tax asset	33	9
Total assets	$1,934	$1,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued income taxes	$1	$12
Other current liabilities	6	3
Total current liabilities	7	15
Payable to related parties pursuant to Tax Receivable Agreements	180	153
Total liabilities	187	168
Class A common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 172,765,161 and 167,522,403 shares issued and outstanding as of January 29, 2023 and January 30, 2022, respectively	2	2
Class B common stock, par value $0.01 per share, 500,000,000 shares authorized, 73,229,675 and 78,398,141 shares issued and outstanding as of January 29, 2023 and January 30, 2022, respectively	1	1
Additional paid-in capital	1,241	1,214
Retained earnings	458	92
Accumulated other comprehensive income	45	16
Total stockholders’ equity	1,747	1,325
Total liabilities and stockholders’ equity	$1,934	$1,493
See Notes to Condensed Financial Statements.
CORE & MAIN, INC.
PARENT COMPANY ONLY
CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
Amounts in millions

	Fiscal Year Ended January 29, 2023	Period from April 9, 2021 to January 30, 2022

Equity in net income of subsidiary	$486	$119
Income before provision for income taxes	486	119
Provision for income taxes	120	27
Net income	366	92
Net interest rate swap gain, net of tax (expense) of $(9) and $(5)	27	18
Comprehensive income	$393	$110
See Notes to Condensed Financial Statements.

CORE & MAIN, INC.
PARENT COMPANY ONLY
CONDENSED STATEMENT OF CASH FLOWS
Amounts in millions

	Fiscal Year Ended January 29, 2023	Period from April 9, 2021 to January 30, 2022
Cash Flows From Operating Activities:
Net cash provided by operating activities	$—	$—
Cash Flows From Investing Activities:
Investment in subsidiary	(1)	(756)
Net cash used in investing activities	(1)	(756)
Cash Flows From Financing Activities:
IPO proceeds, net of underwriting discounts and commissions	—	664
Offering proceeds from underwriters’ option, net of underwriting discounts and commissions	—	100
Payments for offering costs	—	(8)
Proceeds from issuance of common stock from employee equity plans	1	—
Net cash provided by financing activities	1	756
Change in cash and cash equivalents	—	—
Cash and cash equivalents at the beginning of the period	—	—
Cash and cash equivalents at the end of the period	$—	$—

Cash paid for taxes	$138	$36
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
Initial Public Offering
On July 27, 2021, Core & Main, Inc. completed its initial public offering of 34,883,721 shares of Class A common stock at a price to the public of $20.00 per share. On August 20, 2021, Core & Main, Inc. issued 5,232,558 shares of Class A common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares of Class A common stock at the initial public offering price of $20.00 per share. On January 10, 2022, a secondary public offering of 20,000,000 shares of Class A common stock by certain selling stockholders affiliated with Clayton, Dubilier & Rice, LLC was completed at a price to the public of $26.00 per share. On September 19, 2022, a secondary public offering of 11,000,000 shares of Class A common stock by certain selling stockholders affiliated with Clayton, Dubilier & Rice, LLC was completed at a price to the public of $23.75 per share. See Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
2)    INCOME TAXES
See Income Taxes under Part II, Item 8 of this report (“Note 7”) to the consolidated financial statements, included elsewhere in this Annual Report on Form 10-K for additional information on the income tax provision of Core & Main, Inc. and the Tax Receivable Agreements.

Schedule II — Valuation and Qualifying Accounts and Reserves
Amounts in millions

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Additions - charged to cost and expense	Deductions (1)	Balance at End of Period
Fiscal Year Ended January 29, 2023
Allowance for credit losses	$5	$5	$1	$9

Fiscal Year Ended January 30, 2022
Allowance for credit losses	$5	$2	$2	$5

Fiscal Year Ended January 31, 2021
Allowance for credit losses	$7	$2	$4	$5
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

4.1
Description of Securities Registered Pursuant to Section 12(b) of the Exchange Act (incorporated by reference to Exhibit 4.1 of Core & Main’s Annual Report on Form 10-K for the fiscal year ended January 30, 2022 (File No. 001-40650)).

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

10.1.5
Amendment No. 4 to the Credit Agreement, dated as of July 29, 2022, by and among Core & Main, LP, the several banks and other financial institutions party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Core & Main’s Current Report on Form 8-K, filed on August 1, 2022 (File No. 001-40650)).

10.1.6
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

10.1.8
First Amendment to the Credit Agreement, dated as of July 27, 2021, by and among Core & Main LP, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.9 to Core & Main’s Current Report on Form 8-K, filed on July 28, 2021).

10.1.9*
Second Amendment to the Credit Agreement, dated as of February 26, 2023, by and among Core & Main LP, the several banks and financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

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

10.20
Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Core & Main Holdings, LP (incorporated by reference to Exhibit 10.1 to Core & Main’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2022 (File No. 001-40650)).

10.21†
Employment Agreement, dated as of February 9, 2018 by and between Core & Main LP and Mark G. Whittenburg (incorporated by reference to Exhibit 10.20 to Core & Main’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2022 (File No. 001-40650)).

10.22†	Form of Employee RSU Agreement (incorporated by reference to Exhibit 10.1 to Core & Main’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2022 (File No. 001-40650)).

10.23†	Form of Employee Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Core & Main’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2022 (File No. 001-40650)).

10.24†	Form of Director RSU Agreement (incorporated by reference to Exhibit 10.1 to Core & Main’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2022 (File No. 001-40650)).

10.25†	Form of Employee RSU Agreement (incorporated by reference to Exhibit 10.2 to Core & Main’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2022 (File No. 001-40650)).

10.26†	Form of Employee Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Core & Main’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2022 (File No. 001-40650)).

10.27*	Amendment No. 2 and Waiver to the Second Amended and Restated Agreement of Limited Partnership of Core & Main Holdings, LP.

21.1	List of Subsidiaries of Core & Main, Inc. (incorporated by reference to Exhibit 21.1 to Core & Main’s Registration Statement on Form S-1, filed on July 6, 2021 (File No. 333-256382)).

23.1*	Consent of PricewaterhouseCoopers LLP in respect of Core & Main, Inc.’s financial statements.

31.1*
Certification by Stephen O. LeClair, Core & Main’s Principal Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification by Mark R. Witkowski, Core & Main’s Principal Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Stephen O. LeClair, Core & Main’s Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by Mark R. Witkowski, Core & Main’s Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).*

*    Filed herewith.
**    Furnished herewith.

†	Identifies each management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 28, 2023	CORE & MAIN, INC.
	By:	/s/ Stephen O. LeClair
Name: Stephen O. LeClair
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark R. Witkowski
Name: Mark R. Witkowski
Title: Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ John W. Stephens
Name: John W. Stephens
Title: Vice President, Corporate Controller
(Principal Accounting Officer)

	By:	/s/ James G. Berges
Name: James G. Berges
Title: Chair of the Board

	By:	/s/ Bhavani Amirthalingam
Name: Bhavani Amirthalingam
Title: Director

	By:	/s/ Robert M. Buck
Name: Robert M. Buck
Title: Director

	By:	/s/ James G. Castellano
Name: James G. Castellano
Title: Director

	By:	/s/ Dennis G. Gipson
Name: Dennis G. Gipson
Title: Director

	By:	/s/ Orvin T. Kimbrough
Name: Orvin T. Kimbrough
Title: Director

	By:	/s/ Kathleen M. Mazzarella
Name: Kathleen M. Mazzarella
Title: Director

	By:	/s/ Margaret M. Newman
Name: Margaret M. Newman
Title: Director

	By:	/s/ Ian A. Rorick
Name: Ian A. Rorick
Title: Director

	By:	/s/ Nathan K. Sleeper
Name: Nathan K. Sleeper
Title: Director

	By:	/s/ Jonathan L. Zrebiec
Name: Jonathan L. Zrebiec
Title: Director