Form 10-Q
period 2023-04-30
Core & Main, Inc.
filed 2023-06-06
CIK 1856525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of June 2, 2023, there were 166,018,211 shares of the registrant’s Class A common stock, par value $0.01 per share, and 65,089,794 shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, without limitation, all statements other than statements of historical facts contained in this Quarterly Report, including statements relating to our intentions, beliefs, assumptions or current expectations concerning, among other things, our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding expected growth, future capital expenditures, capital allocation and debt service obligations, and the anticipated impact on our business.
Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “plans,” “estimates,” “anticipates” or the negative versions of these words or other comparable terms.
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be outside our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition, cash flows and the development of the market in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed under the captions “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2023 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Furthermore, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:
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
•the significant influence that CD&R (as defined herein) has over us and potential conflicts between the interests of CD&R and other stockholders; and
•risks related to other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2023.
You should read this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended January 29, 2023 completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, and changes in future operating results over time or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CORE & MAIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Amounts in millions (except share and per share data), unaudited

	April 30, 2023	January 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1	$177
Receivables, net of allowance for credit losses of $10 and $9, respectively	1,098	955
Inventories	1,030	1,047
Prepaid expenses and other current assets	37	32
Total current assets	2,166	2,211
Property, plant and equipment, net	121	105
Operating lease right-of-use assets	178	175
Intangible assets, net	798	795
Goodwill	1,536	1,535
Deferred income taxes	49	—
Other assets	81	88
Total assets	$4,929	$4,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$15	$15
Accounts payable	581	479
Accrued compensation and benefits	60	123
Current operating lease liabilities	55	54
Other current liabilities	87	55
Total current liabilities	798	726
Long-term debt	1,571	1,444
Non-current operating lease liabilities	123	121
Deferred income taxes	40	9
Payable to related parties pursuant to Tax Receivable Agreements	183	180
Other liabilities	22	19
Total liabilities	2,737	2,499
Commitments and contingencies
Class A common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 165,806,518 and 172,765,161 shares issued and outstanding as of April 30, 2023 and January 29, 2023, respectively	2	2
Class B common stock, par value $0.01 per share, 500,000,000 shares authorized, 65,281,778 and 73,229,675 shares issued and outstanding as of April 30, 2023 and January 29, 2023, respectively	1	1
Additional paid-in capital	1,181	1,241
Retained earnings	403	458
Accumulated other comprehensive income	41	45
Total stockholders’ equity attributable to Core & Main, Inc.	1,628	1,747
Non-controlling interests	564	663
Total stockholders’ equity	2,192	2,410
Total liabilities and stockholders’ equity	$4,929	$4,909

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in millions (except share and per share data), unaudited

	Three Months Ended
	April 30, 2023	May 1, 2022

Net sales	$1,574	$1,598
Cost of sales	1,135	1,177
Gross profit	439	421
Operating expenses:
Selling, general and administrative	223	206
Depreciation and amortization	35	35
Total operating expenses	258	241
Operating income	181	180
Interest expense	17	13
Income before provision for income taxes	164	167
Provision for income taxes	31	30
Net income	133	137
Less: net income attributable to non-controlling interests	47	51
Net income attributable to Core & Main, Inc.	$86	$86

Earnings per share
Basic	$0.50	$0.51
Diluted	$0.50	$0.50
Number of shares used in computing EPS
Basic	171,597,317	167,536,662
Diluted	243,716,764	246,145,536

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Amounts in millions, unaudited

	Three Months Ended
	April 30, 2023	May 1, 2022

Net income	$133	$137
Net interest rate swap (loss) gain, net of tax benefit (expense) of $1 and $(8), respectively	(8)	37
Total comprehensive income	125	174
Less: comprehensive income attributable to non-controlling interests	44	65
Total comprehensive income attributable to Core & Main, Inc.	$81	$109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Amounts in millions (except share and per share data), unaudited

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interests	Total Stockholders’ Equity
Balances at January 29, 2023	172,765,161	$2	73,229,675	$1	$1,241	$45	$458	$663	$2,410
Net income	—	—	—	—	—	—	86	47	133
Equity-based compensation	—	—	—	—	1	—	—	1	2
Net interest rate swap loss, net of tax	—	—	—	—	—	(5)	—	(3)	(8)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(17)	(17)
Repurchase and Retirement of Class A and Class B shares and corresponding Partnership Interest	(9,377,183)	—	(5,622,817)	—	(83)	—	(141)	(108)	(332)
Exchange of Partnership Interests and Class B Shares for Class A Shares	2,325,080	—	(2,325,080)	—	18	1	—	(19)	—
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	18	—	—	—	18
Establishment of Tax Receivable Agreement liabilities	—	—	—	—	(14)	—	—	—	(14)
Activity under equity-based compensation plans, net of tax withholdings	93,460	—	—	—	—	—	—	—	—
Balances at April 30, 2023	165,806,518	$2	65,281,778	$1	$1,181	$41	$403	$564	$2,192

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interests	Total Stockholders’ Equity
Balances at January 30, 2022	167,522,403	$2	78,398,141	$1	$1,214	$16	$92	$506	$1,831
Net income	—	—	—	—	—	—	86	51	137
Equity-based compensation	—	—	—	—	2	—	—	1	3
Net interest rate swap gain, net of tax	—	—	—	—	—	23	—	14	37
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(3)	(3)
Exchange of Partnership Interests and Class B Shares for Class A Shares	55,595	—	(55,713)	—	—	—	—	—	—
Adjustment of deferred tax liability associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	1	—	—	—	1
Activity under equity-based compensation plans, net of tax withholdings	1,321	—	—	—	—	—	—	—	—
Forfeiture of Class A Shares and Partnership Interests	(20)	—	(34,703)	—	—	—	—	—	—
Non-controlling interest adjustments for vesting of Core & Main Holdings, LP Partnership Interests held by non-controlling interests	—	—	—	—	(1)	—	—	1	—
Balances at May 1, 2022	167,579,299	$2	78,307,725	$1	$1,216	$39	$178	$570	$2,006
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in millions, unaudited

	Three Months Ended
	April 30, 2023	May 1, 2022
Cash Flows From Operating Activities:
Net income	$133	$137
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	37	36
Equity-based compensation expense	2	3
Other	—	(2)
Changes in assets and liabilities:
(Increase) decrease in receivables	(135)	(227)
(Increase) decrease in inventories	35	(207)
(Increase) decrease in other assets	(4)	(1)
Increase (decrease) in accounts payable	98	251
Increase (decrease) in accrued liabilities	(46)	(28)
Increase (decrease) in other liabilities	—	1
Net cash provided by (used in) operating activities	120	(37)
Cash Flows From Investing Activities:
Capital expenditures	(10)	(6)
Acquisitions of businesses, net of cash acquired	(64)	(6)
Proceeds from the sale of property and equipment	—	1
Net cash used in investing activities	(74)	(11)
Cash Flows From Financing Activities:
Repurchase and retirement of partnership interests	(332)	—
Distributions to non-controlling interest holders	(10)	(5)
Payments pursuant to Tax Receivable Agreements	(5)	—
Payments for withholding tax on equity compensation plans	(1)	—
Borrowings on asset-based revolving credit facility	130	57
Repayments of long-term debt	(4)	(4)
Net cash (used in) provided by financing activities	(222)	48
Decrease in cash and cash equivalents	(176)	—
Cash and cash equivalents at the beginning of the period	177	1
Cash and cash equivalents at the end of the period	$1	$1

Cash paid for interest (excluding effects of interest rate swap)	$28	$12
Cash paid for taxes	27	28

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
Secondary Offering and Repurchase Transaction
On April 14, 2023, a secondary public offering of 5,000,000 shares of Class A common stock on behalf of certain selling stockholders affiliated with Clayton, Dubilier & Rice, LLC (the “Selling Stockholders”) was completed at a price to the public of $22.151 per share (the “Fiscal 2023 Secondary Offering”). As part of the Fiscal 2023 Secondary Offering, 1,874,272 limited partner interests of Holdings (“Partnership Interests”) were exchanged, together with the retirement of a corresponding number of shares of Class B common stock, for an equal number of shares of Class A common stock, which were a portion of the shares sold by the Selling Stockholders. These shares were sold along with an existing 3,125,728 shares of Class A common stock held by the Selling Stockholders.
The Company did not receive any of the proceeds from the sale. The Company paid the costs associated with the sale of shares by the Selling Stockholders in the Fiscal 2023 Secondary Offering, other than underwriting discounts and commissions.
Concurrently with the completion of the Fiscal 2023 Secondary Offering, (i) the Company repurchased from the Selling Stockholders an aggregate of 9,377,183 shares of our Class A common stock, with Holdings redeeming from the Company a corresponding number of Partnership Interests, and (ii) Holdings redeemed from one of the Selling Stockholders 5,622,817 Partnership Interests, with the Company repurchasing a corresponding number of shares of our Class B common stock from such Selling Stockholder for no additional consideration, with each repurchase of Class A common stock and redemption of Partnership Interests at the same price per share of $22.151 paid by the underwriter to the Selling Stockholders in the Fiscal 2023 Secondary Offering for total consideration paid of $332 million (collectively, the "Repurchase Transaction").

Shareholder Ownership
The shareholder ownership as of April 30, 2023 include the following:
•the shareholders of Core & Main, excluding the Continuing Limited Partners and Former Limited Partners (each as defined below), collectively held 77,784,312 shares of Class A common stock;
•the Former Limited Partners collectively held 88,018,459 shares of Class A common stock;
•Core & Main, directly or indirectly through our wholly-owned subsidiary, held 165,806,518 Partnership Interests; and
•the Continuing Limited Partners collectively held 3,747 shares of Class A common stock, 65,281,778 Partnership Interests and 65,281,778 shares of Class B common stock.
The Former Limited Partners are defined as CD&R Fund X Advisor Waterworks B, L.P., CD&R Fund X Waterworks B1, L.P., CD&R Fund X-A Waterworks B, L.P. and the other Original Limited Partners (as defined below) that transferred all or a portion of their Partnership Interests (including those held indirectly through the mergers of CD&R WW Advisor, LLC and CD&R WW Holdings, LLC (the “Blocker Companies”)) for shares of Class A common stock in connection with the consummation of a series of reorganization transactions that the Company undertook on July 22, 2021 to implement an “UP-C” capital structure in connection the initial public offering (the “Reorganization Transactions”) and the initial public offering of Class A common stock, which closed on July 27, 2021 (the “IPO”), and represent entities that transferred all of their Partnership Interests (including Partnership Interests held indirectly through certain “blocker” corporations) for shares of Class A common stock in connection with the Reorganization Transactions.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements present the results of operations, financial position and cash flows of Core & Main and its subsidiaries, which includes the consolidated financial statements of Holdings and its consolidated subsidiary, Core & Main LP, as the legal entity that conducts the operations of the Company. Holdings is considered a variable interest entity. Core & Main is the primary beneficiary and general partner of Holdings and has decision making authority that significantly affects the economic performance of Holdings. As a result, Core & Main consolidates the consolidated financial statements of Holdings. All intercompany balances and transactions have been eliminated in consolidation. The Company records non-controlling interests related to Partnership Interest held by the Continuing Limited Partners in Holdings on its consolidated statements of operations and comprehensive income. The Partnership Interests held by the Continuing Limited Partners is reflected as non-controlling interests in Core & Main’s consolidated Balance Sheets.
In management’s opinion, the unaudited condensed consolidated financial information for the interim periods presented include all normal recurring adjustments necessary for a fair statement of the Company's results of operations, financial position and cash flows, which include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim unaudited condensed consolidated financial statements may not be the same as those for the full year. The January 29, 2023 condensed consolidated Balance Sheet was derived from audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the fiscal year ended January 29, 2023 included in our 2022 Annual Report on Form 10-K.
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. Each of the three months ended April 30, 2023 and three months ended May 1, 2022 included 13 weeks. The current fiscal year ending January 28, 2024 (“fiscal 2023”) will include 52 weeks.

Estimates
Management has made a number of estimates and assumptions relating to the reporting of certain assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses in preparing the elements of these financial statements in conformity with U.S. GAAP. Actual results could differ from these estimates.
Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 to the audited consolidated financial statements in our 2022 Annual Report on Form 10-K. There have been no significant changes to these policies which have had a material impact on the Company’s interim unaudited condensed consolidated financial statements and related notes during the three months ended April 30, 2023.
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
In February 2023, the Company amended the terms of the Senior Term Loan Facility (as defined in Note 6) in order to implement a forward-looking rate based on the term secured overnight financing rate (“Term SOFR”) in lieu of LIBOR. In addition, in February 2023, the Company amended the terms of the related interest rate swap to adjust the fixed interest rate and receive payments based upon the one-month Term SOFR rate, based on notional amounts associated with borrowings under the Senior Term Loan Facility. There were no changes to the principal balances or maturity dates of these debt instruments. The amendments to the Senior Term Loan Facility and related interest rate swap are related to the replacement of the reference rate, therefore these amendments are subject to the practical expedients in ASU 2020-04.
In July 2022, the Company amended the terms of the Senior ABL Credit Facility (as defined in Note 6) in order to, among other things, implement a forward-looking rate based on Term SOFR in lieu of LIBOR. The guidance of ASU 2020-04 did not have an impact on the assessment of the Senior ABL Credit Facility amendment.
At the time of a qualifying future transaction that replaces LIBOR with a new interest rate index, the Company will consider the application of ASU 2020-04.
3)    REVENUE
Disaggregation of Revenue
The following table represents net sales disaggregated by product category:

	Three Months Ended
Product Category	April 30, 2023	May 1, 2022
Pipes, valves & fittings products	$1,074	$1,110
Storm drainage products	215	209
Fire protection products	169	172
Meter products	116	107
Total net sales	$1,574	$1,598
4)    ACQUISITIONS
UPSCO Acquisition
On April 10, 2023, the Company completed the acquisition of certain assets and assumption of certain liabilities of UPSCO, Inc. (“UPSCO”) in a transaction valued at $40 million, subject to working capital adjustments (the “UPSCO Acquisition”). UPSCO is a provider of utility infrastructure products and services. The transaction price was funded with cash. Given the size of the purchase price, a full purchase price allocation has not been presented. The preliminary purchase price allocation include $18 million to customer relationships, $14 million to net working capital and $11 million to fixed assets.

Other Acquisitions
During the three months ended April 30, 2023, the Company completed the acquisitions of certain assets and liabilities in transactions valued at $32 million in total, subject to working capital adjustments (the “Other 2023 Acquisitions”). During the three months ended May 1, 2022, the Company completed the acquisition of certain assets and liabilities in transactions valued at $7 million in total, subject to working capital adjustments (the “2022 Acquisitions”). Given the immateriality of these transactions, individually and in the aggregate, a full purchase price allocation has not been presented. However, a substantial portion of the aggregate purchase price was allocated to customer relationships, goodwill and net working capital.
In the above transactions, to the extent applicable, the excess of purchase price over net tangible and intangible assets acquired resulted in goodwill, which represents the assembled workforce and anticipated long-term growth in new markets, customers and products. Goodwill associated with the Other 2023 Acquisitions and 2022 Acquisitions are fully deductible by the Company for U.S. income tax purposes.
5)    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The carrying amount of the Company’s goodwill included in its Balance Sheets is as follows:

	April 30, 2023	January 29, 2023
Gross Goodwill	$1,536	$1,535
Accumulated Impairment	—	—
Net Goodwill	$1,536	$1,535
The changes in the carrying amount of goodwill are as follows:

Three Months Ended
April 30, 2023
Beginning Balance	$1,535
Goodwill acquired during the year	1
Ending balance	$1,536
Goodwill acquired during the three months ended April 30, 2023 was related to the Other 2023 Acquisitions, as further described in Note 4.
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
Intangible Assets
The Company’s intangible assets included in its Balance Sheets consist of the following:

	April 30, 2023			January 29, 2023
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Customer relationships	$1,422	$626	$796	$1,390	$597	$793
Other intangible assets	5	3	2	5	3	2
Total	$1,427	$629	$798	$1,395	$600	$795
Amortization expense related to intangible assets was as follows:

	Three Months Ended
	April 30, 2023	May 1, 2022
Amortization expense	$29	$30

The estimated aggregate amortization expense on intangible assets owned by the Company for the remainder of fiscal 2023 and the next four full fiscal years is expected to be as follows:

Fiscal 2023	$89
Fiscal 2024	111
Fiscal 2025	103
Fiscal 2026	94
Fiscal 2027	87
6)    DEBT
Debt consisted of the following:

	April 30, 2023		January 29, 2023
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
Senior Term Loan due July 2028	$15	$—	$15	$—
Long-term debt:
Senior ABL Credit Facility due July 2026	130	—	—	—
Senior Term Loan due July 2028	1,459	18	1,463	19
	1,589	18	1,463	19
Total	$1,604	$18	$1,478	$19
The Company’s debt obligations as of April 30, 2023 included the following debt agreements:
Senior Term Loan Facility
On February 26, 2023, Core & Main LP amended the terms of the $1,500 million seven-year senior term loan which matures on July 27, 2028 (as amended, the “Senior Term Loan Facility”) in order to implement a forward-looking rate based on Term SOFR in lieu of LIBOR. The Senior Term Loan Facility requires quarterly principal payments, payable on the last business day of each fiscal quarter in an amount equal to approximately 0.25% of the original principal amount of the Senior Term Loan Facility. The remaining balance is payable upon final maturity of the Senior Term Loan Facility on July 27, 2028. The Senior Term Loan Facility bears interest at a rate equal to (i) Term SOFR plus, in each case, an effective applicable margin of 2.60% or (ii) the base rate, which will be the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) the overnight federal funds rate plus 0.50% per annum and (z) one-month Term SOFR (adjusted for maximum reserves) plus 1.00% per annum, plus, in each case, an applicable margin of 1.50%. The Senior Term Loan Facility is subject to a Term SOFR “floor” of 0.00%. The weighted average interest rate, excluding the effect of the interest rate swap, of Core & Main LP’s outstanding borrowings under the Senior Term Loan Facility as of April 30, 2023 was 7.63%. See further discussion of the interest rate swap below. Based on quotes from financial institutions (i.e., level 2 of the fair value hierarchy), the fair value of the Senior Term Loan Facility was $1,463 million as of April 30, 2023.
Asset-Based Credit Facility
Core & Main LP has a senior asset-based revolving credit facility with a borrowing capacity of up to $1,250 million, subject to borrowing base availability, with a maturity date of July 27, 2026 (the “Senior ABL Credit Facility”). Borrowings under the Senior ABL Credit Facility bear interest at either a Term SOFR rate plus an applicable margin ranging from 1.25% to 1.75%, or an alternate base rate plus an applicable margin ranging from 0.25% to 0.75%, depending on the borrowing capacity under the Senior ABL Credit Facility. Additionally, Core & Main LP pays a fee of 0.25% on unfunded commitments under the Senior ABL Credit Facility. As of April 30, 2023, there was $130 million outstanding under the Senior ABL Credit Facility with a weighted average interest rate of 6.30%. The book value of the Senior ABL Credit Facility approximates fair value due to the variable interest rate nature of these borrowings.

The aforementioned debt agreements include customary affirmative and negative covenants, which include, among other things, restrictions on Core & Main LP’s ability to make distributions, pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. The Senior Term Loan Facility may require accelerated repayment based upon cash flows generated in excess of operating and investing requirements when the Consolidated Secured Leverage Ratio (as defined in the agreement governing the Senior Term Loan Facility) is greater than or equal to 3.25. In addition, the Senior ABL Credit Facility requires Core & Main LP to comply with a consolidated fixed charge coverage ratio of greater than or equal to 1.00 when availability under the Senior ABL Credit Facility is less than 10.0% of the lesser of (i) the then applicable borrowing base or (ii) the then aggregate effective commitments. The Company was in compliance with all debt covenants as of April 30, 2023.
Substantially all of Core & Main LP’s assets are pledged as collateral for the Senior Term Loan Facility and the Senior ABL Credit Facility.
The aggregate amount of debt payments for the remainder of fiscal 2023 and the next four full fiscal years are as follows:

Fiscal 2023	$11
Fiscal 2024	15
Fiscal 2025	15
Fiscal 2026	145
Fiscal 2027	15
Interest Rate Swaps
On February 26, 2023, Core & Main LP amended the terms of the instrument to adjust the fixed interest rate to 0.693% and receive payments based upon the one-month Term SOFR rate, based on notional amounts associated with borrowings under the Senior Term Loan Facility. The measurement period of the interest rate swap commenced on July 27, 2021 with a notional amount of $1,000 million. The notional amount decreases to $900 million on July 27, 2023, $800 million on July 27, 2024, and $700 million on July 27, 2025 through the instrument maturity on July 27, 2026. This instrument is intended to reduce the Company's exposure to variable interest rates under the Senior Term Loan Facility. As of April 30, 2023, this instrument resulted in an effective fixed rate of 3.293%, based upon the 0.693% fixed rate plus an effective applicable margin of 2.60%, on $1,000 million of borrowings under the Senior Term Loan Facility.
The fair value of this cash flow interest rate swap was a $76 million and $84 million asset as of April 30, 2023 and January 29, 2023, respectively, which is included within other assets in the Balance Sheet. Fair value is based upon the present value of future cash flows under the terms of the contract and observable market inputs (level 2). Significant inputs used in determining fair value include forward-looking one-month Term SOFR rates and the discount rate applied to projected cash flows.

	Three Months Ended
Accumulated Other Comprehensive Income	April 30, 2023	May 1, 2022
Beginning of period balance	$70	$26
Measurement adjustment gain for interest rate swap	1	44
Reclassification of (income) expense to interest expense	(10)	1
Tax benefit (expense) on interest rate swap adjustments
Measurement adjustment gain for interest rate swap	—	(8)
Reclassification of (income) expense to interest expense	1	—
End of period balance	$62	$63
As of April 30, 2023, the Company estimates $39 million of the cash flow interest rate swap gains will be reclassified from accumulated other comprehensive income into earnings over the next 12 months.

7)    INCOME TAXES
For the three months ended April 30, 2023 and May 1, 2022, the Company's effective tax rate was 18.9% and 18.0%, respectively. The variations between the Company's estimated effective tax rate and the U.S. and state statutory rates are primarily due to the portion of the Company's earnings attributable to non-controlling interests following the Reorganization Transactions partially offset by certain permanent book-tax differences.
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
The Company recorded $86 million and $109 million payables to related parties pursuant to the Former Limited Partners Tax Receivable Agreement and the Continuing Limited Partners Tax Receivable Agreement, respectively, as of April 30, 2023. As of January 29, 2023, the Company had recorded $91 million and $94 million payables to related parties pursuant to the Former Limited Partners Tax Receivable Agreement and the Continuing Limited Partners Tax Receivable Agreement, respectively. In fiscal 2023, the Company had a financing cash outflow related to the payment of $5 million under the Former Limited Partner Tax Receivable Agreements. Payments under the Tax Receivable Agreements within the next 12 months are expected to be $12 million, which is included within other current liabilities in the Balance Sheet.
The actual amount and timing of any payments under the Tax Receivable Agreements will vary depending upon a number of factors, including the timing of exchanges by the holders of Partnership Interests, the amount of gain recognized by such holders of Partnership Interests, the amount and timing of the taxable income the Company generates in the future and the federal tax rates then applicable. Assuming (i) that the Continuing Limited Partners exchanged all of their Partnership Interests at $26.06 per share of our Class A common stock (the closing stock price on April 28, 2023), (ii) no material changes in relevant tax law, (iii) a constant corporate tax rate of 25.1%, which represents a pro forma tax rate that includes a provision for U.S. federal income taxes and assumes the highest statutory rate apportioned to each state and local jurisdiction and (iv) that the Company earns sufficient taxable income in each year to realize on a current basis all tax benefits that are subject to the Continuing Limited Partners Tax Receivable Agreement, the Company would recognize a deferred tax asset (subject to offset with existing deferred tax liabilities) of approximately $578 million and a Continuing Limited Partners Tax Receivable Agreement liability of approximately $491 million, payable to the Continuing Limited Partners over the life of the Continuing Limited Partners Tax Receivable Agreement. The full exchange by the Continuing Limited Partners will also decrease Core & Main's aforementioned deferred tax asset associated with its investment in Holdings by $149 million. The foregoing amounts are estimates and subject to change.
8)    SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Receivables
Receivables consisted of the following:

	April 30, 2023	January 29, 2023
Trade receivables, net of allowance for credit losses	$1,031	$851
Supplier rebate receivables	67	104
Receivables, net of allowance for credit losses	$1,098	$955
Depreciation Expense

Depreciation expense is classified within cost of sales and depreciation and amortization within the Statement of Operations. Depreciation expense related to property, plant and equipment, including capitalized software, was as follows:

	Three Months Ended
	April 30, 2023	May 1, 2022
Depreciation expense	$6	$6

Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following:

	April 30, 2023	January 29, 2023
Accrued bonuses and commissions	$36	$100
Other compensation and benefits	24	23
Accrued compensation and benefits	$60	$123
Leases
The table below presents cash and non-cash impacts associated with leases:

	Three Months Ended
	April 30, 2023	May 1, 2022
Cash paid for operating leases
Operating cash flows from measurements of lease liabilities	$13	$12
Operating cash flows from other lease components	6	4
Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$16	$17
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

	Partnership Interests			Ownership Percentage
	Core & Main	Continuing Limited Partners	Total	Core & Main	Continuing Limited Partners	Total
Balances as of January 29, 2023	172,765,161	72,471,473	245,236,634	70.4%	29.6%	100.0%
Retirement of Partnership Interests	(9,377,183)	(5,622,817)	(15,000,000)	0.6	(0.6)	—
Issuance of Partnership Interests	93,460	—	93,460	—	—	—
Exchange of Partnership Interests	2,325,080	(2,325,080)	—	1.0	(1.0)	—
Vesting of Partnership Interests	—	259,548	259,548	(0.1)	0.1	—
Balances as of April 30, 2023	165,806,518	64,783,124	230,589,642	71.9%	28.1%	100.0%

10)    BASIC AND DILUTED EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per share for the three months ended April 30, 2023 and the three months ended May 1, 2022.
Basic earnings per share is computed by dividing net income attributable to Core & Main for the period by the weighted average number of shares of Class A common stock outstanding during the same period. Shares of Class A common stock issued or redeemed during the period were weighted for the portion of the period in which the shares of Class A common stock were outstanding. The Company did not apply the two-class method because shares of Class B common stock do not participate in earnings or losses of Core & Main. As a result, the shares of Class B common stock are not considered participating securities and are not included in the weighted average shares outstanding for purposes of earnings per share. Net income allocated to holders of non-controlling interests was excluded from net income available to the Class A common stock. There were no preferred dividends and no shares of preferred stock outstanding for the period.
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

	Three Months Ended
Basic earnings per share:	April 30, 2023	May 1, 2022
Net income	$133	$137
Net income attributable to non-controlling interests	47	51
Net income available to Class A common stock	86	86
Weighted average shares outstanding	171,597,317	167,536,662
Net income per share	$0.50	$0.51
Diluted earnings per share:
Net income available to common shareholders - basic	$86	$86
Increase to net income attributable to dilutive instruments	35	38
Net income available to common shareholders - diluted	121	124
Weighted average shares outstanding - basic	171,597,317	167,536,662
Incremental shares of common stock attributable to dilutive instruments	72,119,447	78,608,874
Weighted average shares outstanding - diluted	243,716,764	246,145,536
Net income per share - diluted	$0.50	$0.50
11)    RELATED PARTIES
CD&R affiliates
During each of the three months ended April 30, 2023 and the three months ended May 1, 2022, the Company had $1 million in purchases of product from affiliates of Clayton, Dubilier & Rice, LLC (“CD&R”), including other companies invested in by funds affiliated with or managed by CD&R (the “CD&R Funds”). There were no amounts payable to affiliates of CD&R at April 30, 2023 and January 29, 2023. There were $5 million and $1 million in sales to affiliates of CD&R for the three months ended April 30, 2023 and May 1, 2022, respectively. The Company had $4 million and $2 million amounts receivable from affiliates of CD&R at April 30, 2023 and January 29, 2023, respectively.
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
The Exchange Agreement also provides that, in connection with any such exchange, to the extent that Holdings has, since consummation of the Reorganization Transactions and the IPO, made distributions to the applicable Continuing Limited Partner that are proportionately lesser or greater than the distributions made to Core & Main, on a pro rata basis, the number of shares of Class A common stock to be issued or cash to be paid to such Continuing Limited Partner will be adjusted to take into account the amount of such discrepancy that is allocable to the Partnership Interests, and Class B common stock, subject to such exchange. As of April 30, 2023, the Company had shareholder receivables of $6 million recorded within additional paid in capital related to distributions in excess of shareholders’ pro rata share. Core & Main expects to cause Holdings to make distributions to its partners in such a manner as generally to limit increases to the number of shares of Class A common stock to be issued or cash to be paid to exchanging Continuing Limited Partners in connection with the adjustment described in the preceding sentence.
12)    SUBSEQUENT EVENTS
Management has evaluated events or transactions that may have occurred that would merit recognition or disclosure in the condensed consolidated financial statements. No subsequent events were identified.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto of Core & Main, Inc. for the fiscal year ended January 29, 2023 included in our 2022 Annual Report on Form 10-K. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed below and elsewhere in this Quarterly Report on Form 10-Q for a number of important factors, particularly those described under the caption “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in Part I, Item 1A of the 2022 Annual Report on Form 10-K.
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
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. Each of the three months ended April 30, 2023 and three months ended May 1, 2022 included 13 weeks. The current fiscal year ending January 28, 2024 (“fiscal 2023”) will include 52 weeks.
Significant Events During Fiscal 2023
Secondary Offering and Repurchase Transaction
On April 14, 2023, a secondary public offering of 5,000,000 shares of Class A common stock by certain selling stockholders affiliated with Clayton, Dubilier & Rice, LLC (the “Selling Stockholders”) was completed at a price to the public of $22.151 per share (the “Fiscal 2023 Secondary Offering”). The Company did not receive any of the proceeds from the sale.
Concurrently with the completion of the Fiscal 2023 Secondary Offering, (i) the Company repurchased from the Selling Stockholders an aggregate of 9,377,183 shares of our Class A common stock, with Holdings redeeming from the Company a corresponding number of limited partnership interests of Holdings (“Partnership Interests”), and (ii) Holdings redeemed from one of the Selling Stockholders 5,622,817 Partnership Interests, with the Company repurchasing a corresponding number of shares of our Class B common stock from such Selling Stockholder for no additional consideration, with each repurchase of Class A common stock and redemption of Partnership Interests at the same price per share of $22.151 paid by the underwriter to the Selling Stockholders in the Fiscal 2023 Secondary Offering for total consideration paid of $332 million (collectively, the "Repurchase Transaction").
For a further description of the Fiscal 2023 Secondary Offering and the Repurchase Transaction, refer to Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Key Factors Affecting Our Business
End-Markets and General Economic Conditions
Historically, demand for our products has been closely tied to municipal infrastructure spending, non-residential construction and residential construction in the U.S. We estimate that, based on net sales for the fiscal year ended January 29, 2023 (“fiscal 2022”), our exposure by end market was approximately 39% municipal, 39% non-residential and 22% residential. Infrastructure spending and the non-residential and residential construction markets are subject to cyclical market pressures. Municipal demand has been relatively steady over the long term due to the consistent and immediate need to replace broken infrastructure; however, activity levels are subject to the availability of funding for municipal projects. Non-residential and residential construction activities are primarily driven by availability of credit, interest rates, general economic conditions, consumer confidence and other factors that are beyond our control. The length and magnitude of these cycles have varied over time and by market. Cyclicality can also have an impact on the products we procure for our customers or our related services, as further discussed under “—Price Fluctuations” below. Interest rate increases, in fiscal 2022 and continuing into fiscal 2023, slowed home buying and new lot development, which was a contributing factor to a decline in the residential end market compared with prior year.
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
The cost to procure the products we sell are historically volatile and subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, market speculation, government regulation, weather events, trade policies and periodic delays in the delivery of our products. If we are able to pass through price increases to our customers, our net sales will increase; conversely, during periods of deflation, our customer pricing may decrease to remain competitive, resulting in decreased net sales. During fiscal 2022, we experienced significant price inflation and product surcharges with respect to certain of our products we sell and supply chain disruption. The supply chain disruption was due to several factors, including, but not limited to, unpredictable lead times and delays from our suppliers, labor availability, global logistics and the availability of raw materials, in part due to the impact of COVID-19 on the global economy and the conflict in Ukraine that limited product availability and further exacerbated the effects of inflation. To date in fiscal 2023, we have seen improvements in the supply chain and more predictable lead times for certain products, but there are other products where the supply chain remains constrained. This has led to continued inflation, but at substantially lower levels than what we experienced during fiscal 2022. Depending on the ultimate scope and duration of supply chain disruptions, we may experience increases in product costs which we may not be able to pass on to our customers, loss of sales due to lack of product availability or potential customer claims from the inability to provide products in accordance with contractual terms. For fiscal 2023, we expect recent year-over-year growth rates to moderate as we anniversary the effects of inflation in fiscal 2022. As we have experienced significant inflation over a relatively short period, there is increased risk that we may experience a higher level of deflation or substantially lower net sales growth than in recent periods, particularly as a result of greater product availability for certain suppliers and product lines. We continue to proactively monitor the situation and our supply chain and assess further possible implications to our business.

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
Interest Rates
Certain of our indebtedness, including borrowings under the Senior Term Loan Facility and the Senior ABL Credit Facility (each as defined in Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), are subject to variable rates of interest and expose us to interest rate risk. The Senior Term Loan Facility and the Senior ABL Credit Facility each bear interest based on Term SOFR. If interest rates further increase, our debt service obligations on our variable-rate indebtedness will further increase and our net income would decrease, even though the amount borrowed under the facilities remains the same. As of April 30, 2023, we had $1,604 million of outstanding variable-rate debt. We seek to mitigate our exposure to interest rate volatility through the entry into interest rate swap instruments, such as our current interest rate swap, associated with borrowings under the Senior Term Loan Facility, which effectively converts $1,000 million of our variable rate debt to fixed rate debt, which notional amount decreases to $900 million on July 27, 2023, $800 million on July 27, 2024, and $700 million on July 27, 2025 through the instrument maturity on July 27, 2026. Despite these efforts, unfavorable movement in interest rates may further result in higher interest expense and cash payments.
Acquisitions
In addition to our organic growth strategy, we opportunistically pursue strategic asset and business acquisitions to grow our business. Below is a summary of the acquisitions that closed during the three months ended April 30, 2023 and three months ended May 1, 2022 and the related transaction value (in each case, excluding working capital and other purchase price adjustments, unless otherwise noted).

Name	Product Lines	Closing Date	Transaction Value (in millions)
UPSCO, Inc. (“UPSCO”)	Pipes, Valves & Fittings; Meter products	April 2023	$40
Other 2023 Acquisitions	Pipes, Valves & Fittings; Storm Drainage	Various	32
2022 Acquisitions	Pipes, Valves & Fittings	Various	7
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
Gross Profit
Gross profit represents the difference between the product cost from suppliers (net of earned rebates and discounts and including the cost of inbound freight) and the net sale price to our customers. Gross profit may be impacted by the time between changes in supplier costs, tariffs and changes in our customer pricing. Gross profit may not be comparable to those of other companies, as other companies may include all of the costs related to their distribution network in cost of sales.
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
Adjusted EBITDA
We define Adjusted EBITDA as EBITDA further adjusted for certain items management believes are not reflective of the underlying operations of our business, including (a) loss on debt modification and extinguishment, (b) equity-based compensation, (c) expenses associated with the public offerings and (d) expenses associated with acquisition activities. Adjusted EBITDA includes amounts otherwise attributable to non-controlling interests as we manage the consolidated company and evaluate operating performance in a similar manner. We use Adjusted EBITDA to assess the operating results and effectiveness of our business. See “—Non-GAAP Financial Measures” for further discussion of Adjusted EBITDA and a reconciliation to net income or net income attributable to Core & Main, Inc., the most directly comparable measure under U.S. generally accepted accounting principles (“GAAP”), as applicable.
Earnings Per Share
Earnings per share represents the Class A common stock basic and diluted earnings per share. For a further description of basic and diluted earnings per share, refer to Note 10 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended April 30, 2023 Compared with Three Months Ended May 1, 2022
Amounts in millions (except per share data)

	Three Months Ended
	April 30, 2023	May 1, 2022

Net sales	$1,574	$1,598
Cost of sales	1,135	1,177
Gross profit	439	421
Operating expenses:
Selling, general and administrative	223	206
Depreciation and amortization	35	35
Total operating expenses	258	241
Operating income	181	180
Interest expense	17	13
Income before provision for income taxes	164	167
Provision for income taxes	31	30
Net income	133	137
Less: net income attributable to non-controlling interests	47	51
Net income attributable to Core & Main, Inc.	$86	$86
Earnings per share:
Basic	$0.50	$0.51
Diluted	$0.50	$0.50
Non-GAAP Financial Data:
Adjusted EBITDA	$220	$219
Net Sales
Net sales for the three months ended April 30, 2023 decreased $24 million, or 1.5%, to $1,574 million compared with $1,598 million for the three months ended May 1, 2022. The decrease in net sales was primarily attributable to a reduction in new residential lot development and more typical seasonality compared with the prior year partially offset by higher selling prices and acquisitions. Net sales declines for pipes, valves & fittings were due to lower end-market volume partially offset by higher selling prices and acquisitions. Net sales growth for storm drainage benefited from acquisitions and higher selling prices. Net sales for fire protection products declined due to lower end-market volume. Net sales of meter products benefited from higher volumes due to an increasing adoption of smart meter technology by municipalities and an improving supply chain.

	Three Months Ended
	April 30, 2023	May 1, 2022	Percentage Change

Pipes, valves & fittings products	$1,074	$1,110	(3.2)%
Storm drainage products	215	209	2.9%
Fire protection products	169	172	(1.7)%
Meter products	116	107	8.4%
Total net sales	$1,574	$1,598

Gross Profit
Gross profit for the three months ended April 30, 2023 increased $18 million, or 4.3%, to $439 million compared with $421 million for the three months ended May 1, 2022. Gross profit increased, despite a net sales decline, due to an increase in gross profit as a percentage of net sales. Gross profit as a percentage of net sales for the three months ended April 30, 2023 was 27.9% compared with 26.3% for the three months ended May 1, 2022. The overall increase in gross profit as a percentage of net sales was primarily attributable to strategic inventory investments ahead of announced price increases, the execution of our gross margin initiatives and accretive acquisitions.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for the three months ended April 30, 2023 increased $17 million, or 8.3%, to $223 million compared with $206 million during the three months ended May 1, 2022. The increase was primarily attributable to an increase of $10 million in personnel expenses, driven by higher labor costs and headcount from acquisitions partially offset by lower variable compensation costs. In addition, facility costs increased related to inflation and acquisitions. SG&A expenses as a percentage of net sales was 14.2% for the three months ended April 30, 2023 compared with 12.9% for the three months ended May 1, 2022. The increase was attributable to labor costs and inflation in facility costs partially offset by lower variable compensation costs.
Depreciation and Amortization Expense
Depreciation and amortization (“D&A”) expense was $35 million for both the three months ended April 30, 2023 and the three months ended May 1, 2022. D&A increased due to recent acquisitions and was offset by lower amortization on existing customer relationship intangible assets.
Operating Income
Operating income for the three months ended April 30, 2023 increased $1 million, or 0.6%, to $181 million compared with $180 million during the three months ended May 1, 2022. The increase in operating income was attributable to higher gross profit, primarily from a favorable product margin, and lower variable compensation costs. These factors were partially offset by higher personnel expenses and facility costs due to inflation and acquisitions.
Interest Expense
Interest expense was $17 million for the three months ended April 30, 2023 compared with $13 million for the three months ended May 1, 2022. The increase was primarily attributable to borrowings on the Senior ABL Credit Facility and an increase in interest rates on our variable-rate debt.
Provision for Income Taxes
The provision for income taxes for the three months ended April 30, 2023 increased $1 million to $31 million compared with $30 million for the three months ended May 1, 2022. For the three months ended April 30, 2023 and May 1, 2022, our effective tax rate was 18.9% and 18.0%, respectively. The effective tax rate for each period reflects only the portion of net income that is attributable to taxable entities. The increase in the effective tax rate is attributable to exchanges of Partnership Interests by non-controlling interest holders.
Net Income
Net income for the three months ended April 30, 2023 decreased $4 million, or 2.9%, to $133 million compared with $137 million for the three months ended May 1, 2022. The decrease in net income was primarily attributable to higher SG&A and interest expense partially offset by higher gross profit.
Net Income Attributable to Non-controlling Interests
Net income attributable to non-controlling interests for the three months ended April 30, 2023 was $47 million compared with a net income attributable to non-controlling interests of $51 million for the three months ended May 1, 2022. The decrease was primarily attributable to exchanges of Partnership Interests by non-controlling interest holders.
Net Income Attributable to Core & Main, Inc.
Net income attributable to Core & Main, Inc. for the three months ended April 30, 2023 was $86 million compared with $86 million for the three months ended May 1, 2022.

Earnings Per Share
The Class A common stock basic earnings per share and diluted earnings per share for the three months ended April 30, 2023 were $0.50 and $0.50, respectively. The Class A common stock basic earning per share and diluted earning per share for the three months ended May 1, 2022 were $0.51 and $0.50, respectively. The decrease in basic earnings per share was attributable to a decline in net income and higher Class A share counts from exchanges of Partnership Interests. Diluted earnings per share remained consistent due to a decline in net income offset by lower share counts.
Adjusted EBITDA
Adjusted EBITDA for the three months ended April 30, 2023 increased $1 million, or 0.5%, to $220 million compared with $219 million for the three months ended May 1, 2022. The increase in Adjusted EBITDA was primarily attributable to higher gross profit, partially offset by higher SG&A expenses. For a reconciliation of Adjusted EBITDA to net income or net income attributable to Core & Main, Inc., the most comparable GAAP financial metric, as applicable, see “—Non-GAAP Financial Measures.”
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
As of April 30, 2023, our cash and cash equivalents totaled $1 million. We maintain our cash deposits according to a banking policy that requires diversification across a variety of highly-rated financial institutions. However, this could result in a concentration of cash and cash equivalents across these financial institutions in excess of Federal Deposit Insurance Corporation-insured limits.
As of April 30, 2023, we had $130 million in outstanding borrowings on our Senior ABL Credit Facility, which provides for borrowings of up to $1,250 million, subject to borrowing base availability. As of April 30, 2023, after giving effect to approximately $12 million of letters of credit issued under the Senior ABL Credit Facility, Core & Main LP would have been able to borrow approximately $1,108 million under the Senior ABL Credit Facility, subject to borrowing base availability. Our short term debt obligations of $15 million are related to quarterly amortization principal payments on the Senior Term Loan Facility.
We are required to make cash payments in future periods under the Tax Receivable Agreements. Payments to the Former Limited Partners commenced in fiscal year 2023 and payments to the Continuing Limited Partner involved in the Secondary Offerings are expected to commence in fiscal year 2024. In fiscal 2023, the Company had a financing cash outflow related to the payment of $5 million under the Former Limited Partner Tax Receivable Agreements. The total payments under the Tax Receivable Agreements are expected to increase in fiscal year ended February 2, 2025 when payments commence for the Continuing Limited Partners. Payments under the Tax Receivable Agreements are only required to be made to the extent that we utilize the corresponding tax deductions to reduce payments to federal, state and local taxing authorities. These payments are in an amount that represents 85% of the reduction in payments to federal, state and local taxing authorities. As such, the cash savings from the incremental tax deductions are expected to exceed the payments under the Tax Receivable Agreements over the life of these arrangements. Based on the anticipated filing date of income tax returns and contractual payment terms in the Tax Receivable Agreements, we expect these payments to occur two fiscal years after we utilize the corresponding tax deductions.
Further exchanges by the Continuing Limited Partners will result in additional tax deductions to us and require additional payables pursuant to Tax Receivable Agreements. The actual amount and timing of the additional payments under the Tax Receivable Agreements will vary depending upon a number of factors as discussed further in Note 7 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
In addition to making distributions to Core & Main, Inc. to fund tax obligations and payments under the Tax Receivable Agreements, in accordance with the Partnership Agreement, Holdings also makes distributions to the Continuing Limited Partners representing the non-controlling interests of Core & Main, Inc. to fund their income tax obligations with various taxing authorities. The amount of these payments are dependent upon various factors, including the amount of taxable income allocated to them from Holdings, changes in the ownership percentage of the non-controlling interest holders, changes in tax rates and the timing of distributions relative to the corresponding tax year. Tax distributions to non-controlling interest holders were $10 million for the three months ended April 30, 2023. Further exchanges by the Continuing Limited Partners may result in lower tax distributions subject to any changes to income before provision to income taxes.

We believe that our current sources of liquidity, which include cash generated from operations, existing cash and cash equivalents and available borrowing capacity under the Senior ABL Credit Facility, will be sufficient to meet our working capital, capital expenditures and other cash commitments, including obligations relating to our indebtedness and the Tax Receivable Agreements, over at least the next 12 months. We have based these estimates on assumptions that may differ from actual results, and we could utilize our available capital resources sooner than we expect. Our growth strategy contemplates future acquisitions for which we will need sufficient access to capital. To finance future acquisitions, particularly larger acquisitions, we may issue additional equity or incur additional indebtedness. Any such additional indebtedness would increase our debt leverage. See “Risk Factors” in Part I, Item 1A of the 2022 Annual Report on Form 10-K.
Additionally, we continuously evaluate our approach to our capital allocation, which may include acquisitions, greenfields, debt reduction (including through open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and opportunistic refinancing of debt), stock repurchases, dividends or other distributions. During fiscal 2023, we completed the Repurchase Transaction for total consideration of $332 million. For further details refer to Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We may continue to return capital to our shareholders through dividends and/or additional share repurchases. The execution of these, and other, capital allocation activities may be at the discretion of, and subject to the approval by, our board of directors and will depend on our financial condition, earnings, liquidity and capital requirements, market conditions, level of indebtedness, contractual restrictions, compliance with our debt covenants, restrictions imposed by Delaware law, general business conditions and any other factors that our board of directors deems relevant in making any such determination. Therefore, there can be no assurance that we will engage in any or all of these actions or to what amount of capital we will allocate to each option. Our affiliates may also purchase our debt from time to time, through open market purchases or other transactions. In such cases, our debt may not be retired, in which case we would continue to pay interest in accordance with the terms of such debt and we would continue to reflect the debt as outstanding in our consolidated Balance Sheets.
The execution of certain initiatives under our capital allocation policy may require distributions by Holdings and Core & Main LP. These entities’ ability to make distributions may be limited as a practical matter by our growth plans as well as Core & Main LP’s Senior Term Loan Facility and Senior ABL Credit Facility. The Senior Term Loan Facility may require accelerated repayment based upon cash flows generated in excess of operating and investing requirements when Core & Main LP’s net total leverage ratio is greater than or equal to 3.25. In addition, the Senior ABL Credit Facility requires us to comply with a consolidated fixed charge coverage ratio of greater than or equal to 1.00 when availability is less than 10.0% of the lesser of (i) the then applicable borrowing base and (ii) the then aggregate effective commitments under the Senior ABL Credit Facility. Substantially all of Core & Main LP’s assets secure the Senior Term Loan Facility and the Senior ABL Credit Facility.
Information about our cash flows, by category, is presented in the Condensed Consolidated Statements of Cash Flows and is summarized as follows:

	Three Months Ended
	April 30, 2023	May 1, 2022

Cash flows provided by (used in) operating activities	$120	$(37)
Cash flows used in investing activities	(74)	(11)
Cash flows (used in) provided by financing activities	(222)	48
Decrease in cash and cash equivalents	$(176)	$—
Operating Activities
Net cash provided by operating activities was $120 million for the three months ended April 30, 2023 compared with cash used in operating activities of $37 million for the three months ended May 1, 2022. The $157 million improvement in operating cash flows was primarily driven by a smaller investment in inventory due to more predictable product lead times in fiscal 2023.
Investing Activities
Net cash used in investing activities increased by $63 million to $74 million for the three months ended April 30, 2023 compared with $11 million for the three months ended May 1, 2022, primarily attributable to a $58 million increase in cash outflows for acquisitions and a $4 million increase in capital expenditures during fiscal 2023.

Financing Activities
Net cash used in financing activities was $222 million for the three months ended April 30, 2023 compared with net cash provided by financing activities of $48 million for the three months ended May 1, 2022. The change of $270 million was primarily attributed to the cash outflow of $332 million for the Repurchase Transaction, a $5 million increase in distributions to non-controlling interest holders during fiscal 2023 and a $5 million payment pursuant to the Tax Receivable Agreements. These factors were partially offset by a $73 million increase in net borrowings on the Senior ABL Credit Facility during fiscal 2023.
Financing
Our debt obligations (in millions) consist of the following:

	Original Aggregate Principal/Borrowing Capacity	Maturity Date	Interest
Senior Term Loan	$1,500	July 27, 2028
(i) Term SOFR plus, in each case, an effective applicable margin of 2.60%, or (ii) the base rate, which will be the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) the overnight federal funds rate plus 0.50% per annum and (z) one-month Term SOFR (adjusted for maximum reserves) plus 1.00% per annum, plus, in each case, an applicable margin of 1.50%.

Senior ABL Credit Facility(1)	1,250	July 27, 2026
Term SOFR rate plus an applicable margin ranging from 1.25% to 1.75%, or an alternate base rate plus an applicable margin ranging from 0.25% to 0.75%, depending on the borrowing capacity under the Senior ABL Credit Facility.

Interest Rate Swap(2)	1,000	July 27, 2026	Effective fixed rate of 3.293%, based upon the 0.693% fixed rate plus an effective applicable margin of 2.60% associated with the Senior Term Loan Facility.
(1)Aggregate amount of commitments under the asset-based revolving credit facility of $1,250 million overall, subject to borrowing base availability. There was $130 million outstanding under the Senior ABL Credit Facility as of April 30, 2023.
(2)Notional amount of $1,000 million as of April 30, 2023. The notional amount decreases to $900 million on July 27, 2023, $800 million on July 27, 2024, and $700 million on July 27, 2025 through the instrument maturity on July 27, 2026.
Refer to Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of our debt obligations and the timing of future principal and interest payments including impacts from our interest rate swap.
Purchase Obligations
As of April 30, 2023, the Company had agreements in place with various suppliers to purchase goods and services, primarily inventory, in the aggregate amount of $1,348 million. These purchase obligations are generally cancelable, but the Company foresees no intent to cancel. Payments are generally expected to be made during fiscal 2023 for these obligations.
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
We define EBITDA as net income, or net income attributable to Core & Main, Inc., as applicable, adjusted for non-controlling interests, depreciation and amortization, provision for income taxes and interest expense. We define Adjusted EBITDA as EBITDA as further adjusted for certain items management believes are not reflective of the underlying operations of our business, including (a) loss on debt modification and extinguishment, (b) equity-based compensation, (c) expenses associated with the public offerings and (d) expenses associated with acquisition activities. Net income attributable to Core & Main, Inc. is the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA.

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
The following table sets forth a reconciliation of net income or net income attributable to Core & Main, Inc. to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended
	April 30, 2023	May 1, 2022
Net income attributable to Core & Main, Inc.	$86	$86
Plus: net income attributable to non-controlling interest	47	51
Net income	133	137
Depreciation and amortization (1)	36	36
Provision for income taxes	31	30
Interest expense	17	13
EBITDA	$217	$216
Equity-based compensation	2	3
Offering expenses (2)	1	—
Adjusted EBITDA	$220	$219
(1)Includes depreciation of certain assets which is reflected in “cost of sales” in our Statement of Operations.
(2)Represents costs related to secondary offerings reflected in SG&A expenses in our Statement of Operations.
Recently Issued and Adopted Accounting Pronouncements and Accounting Pronouncements Issued But Not Yet Adopted
Refer to Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on form 10-Q.
Critical Accounting Policies and Estimates
A summary of our significant accounting policies are discussed in Note 2 to the audited consolidated financial statements in our 2022 Annual Report on Form 10-K. The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates and assumptions are based on historical experiences and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results of operations and require management judgment. There have been no significant changes to these policies which have had a material impact on the Company’s interim unaudited condensed consolidated financial statements and related notes during the three months ended April 30, 2023.

Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of April 30, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These risks include fluctuations in interest rates and prices, including price fluctuations related to our commodity-based products.
Interest Rate Risk
Our credit facilities bear interest at a floating rate. Both the Senior Term Loan Facility and the Senior ABL Credit Facility bear interest generally equal to Term SOFR plus an applicable margin. As a result, we are exposed to fluctuations in interest rates to the extent of our net borrowings under the Senior Term Loan Facility and the Senior ABL Credit Facility. As of April 30, 2023, our net borrowings under the Senior Term Loan Facility and Senior ABL Credit Facility were $1,604 million. As such, excluding the impact of any interest rate swap, each one percentage point change in interest rates would result in an approximately $15 million change in the annual interest expense on the Senior Term Loan Facility. As of April 30, 2023, assuming availability under our Senior ABL Credit Facility was fully utilized, each one percentage point change in interest rates would result in an approximately $12 million change in annual interest expense. See “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Key Factors Affecting Our Business—Interest Rates.”
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports under the Exchange Act that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that, as of April 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Like other companies in our industry, we have been subject to personal injury and property damage claims arising from the types of products that we distribute. As a distributor in this industry, we face an inherent risk of exposure to product liability claims in the event that the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health or safety or other laws. Such product liability claims in the past have included, and may in the future include, allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. In particular, we have been and continue to be a defendant in asbestos-related litigation matters. See Item 1A. “Risk Factors—Risks Related to Our Business—The nature of our business exposes us to product liability, construction defect and warranty claims and other litigation and legal proceedings” in our Fiscal 2022 Annual Report on Form 10-K.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item1A "Risk Factors” in our Fiscal 2022 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a. Sales of Unregistered Securities
None.
b. Use of Proceeds from Public Offering of Common Stock
None.
c. Issuer Purchases of Equity Securities
The following is a summary of our repurchases of shares of Class A common stock during the three months ended April 30, 2023:

Period	Total Number of Shares (or Units) Purchased(1)(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 30 - February 28	19,110	$23.02	N/A	N/A
March 1 - March 31	18,784	21.49	N/A	N/A
April 1 - April 30	9,384,946	22.15	N/A	N/A
	9,422,840	$22.15	—	—

(1) The repurchases of Class A common stock during the quarter were pursuant to employee tax withholding obligations and strike price settlement upon exercise of unit appreciation rights and vesting of restricted stock units pursuant to terms of the Company’s 2021 Omnibus Equity Incentive Plan, except for the transaction described in footnote (2) below.
(2) Includes the repurchase by the Company of 9,377,183 shares of our Class A common stock for a price per share of $22.151 on April 14, 2023 in connection with the Repurchase Transaction (as defined in Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). The Company also repurchased 5,622,817 shares of our Class B common stock in connection with the Repurchase Transaction for no additional consideration.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Description

10.1
Purchase and Redemption Agreement, dated as of April 10, 2023, by and among Core & Main, Inc., Core & Main Holdings, LP, CD&R Fund X Advisor Waterworks B, L.P., CD&R Fund X Waterworks B1, L.P., CD&R Fund X-A Waterworks B, L.P. and CD&R Waterworks Holdings, LLC.*

31.1
Certification by Stephen O. LeClair, Core & Main’s Principal Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification by Mark R. Witkowski, Core & Main’s Principal Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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

Date: June 6, 2023	CORE & MAIN, INC.

	By:	/s/ Stephen O. LeClair
Name: Stephen O. LeClair
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark R. Witkowski
Name: Mark R. Witkowski
Title: Chief Financial Officer
(Principal Financial Officer)