Form 10-Q
period 2023-07-30
Core & Main, Inc.
filed 2023-09-06
CIK 1856525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of September 1, 2023, there were 169,304,578 shares of the registrant’s Class A common stock, par value $0.01 per share, and 56,917,299 shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding.

Table of Contents

PAGE
Cautionary Note Regarding Forward-Looking Statements	3
Part I - Financial Information
Item 1. Financial Statements (unaudited)	5
Condensed Consolidated Balance Sheets as of July 30, 2023 and January 29, 2023 (unaudited)	5
Condensed Consolidated Statements of Operations for the three and six month periods ended July 30, 2023 and July 31, 2022 (unaudited)	6
Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended July 30, 2023 and July 31, 2022 (unaudited)	7
Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and six month periods ended July 30, 2023 and July 31, 2022 (unaudited)	8
Condensed Consolidated Statements of Cash Flows for the six month periods ended July 30, 2023 and July 31, 2022 (unaudited)	10
Notes to the Condensed Consolidated Financial Statements (unaudited)	11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures about Market Risk	36
Item 4. Controls and Procedures	37

Part II - Other Information
Item 1. Legal Proceedings	38
Item 1A. Risk Factors	38
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3. Defaults Upon Senior Securities	38
Item 4. Mine Safety Disclosures	38
Item 5. Other Information	39
Item 6. Exhibits	40
Signatures	41

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
•the limitations and restrictions in the agreements governing our indebtedness, the Second Amended and Restated Agreement of Limited Partnership of Core & Main Holdings, LP, as amended, and the Tax Receivable Agreements (as defined herein);
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CORE & MAIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Amounts in millions (except share and per share data), unaudited

	July 30, 2023	January 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$20	$177
Receivables, net of allowance for credit losses of $12 and $9, respectively	1,231	955
Inventories	896	1,047
Prepaid expenses and other current assets	35	32
Total current assets	2,182	2,211
Property, plant and equipment, net	130	105
Operating lease right-of-use assets	184	175
Intangible assets, net	811	795
Goodwill	1,552	1,535
Deferred income taxes	91	—
Other assets	89	88
Total assets	$5,039	$4,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$15	$15
Accounts payable	601	479
Accrued compensation and benefits	74	123
Current operating lease liabilities	56	54
Other current liabilities	96	55
Total current liabilities	842	726
Long-term debt	1,554	1,444
Non-current operating lease liabilities	129	121
Deferred income taxes	48	9
Payable to related parties pursuant to Tax Receivable Agreements	231	180
Other liabilities	22	19
Total liabilities	2,826	2,499
Commitments and contingencies
Class A common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 168,590,990 and 172,765,161 shares issued and outstanding as of July 30, 2023 and January 29, 2023, respectively	2	2
Class B common stock, par value $0.01 per share, 500,000,000 shares authorized, 57,634,013 and 73,229,675 shares issued and outstanding as of July 30, 2023 and January 29, 2023, respectively	1	1
Additional paid-in capital	1,196	1,241
Retained earnings	447	458
Accumulated other comprehensive income	49	45
Total stockholders’ equity attributable to Core & Main, Inc.	1,695	1,747
Non-controlling interests	518	663
Total stockholders’ equity	2,213	2,410
Total liabilities and stockholders’ equity	$5,039	$4,909

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in millions (except share and per share data), unaudited

	Three Months Ended		Six Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022

Net sales	$1,861	$1,861	$3,435	$3,459
Cost of sales	1,360	1,360	2,495	2,537
Gross profit	501	501	940	922
Operating expenses:
Selling, general and administrative	238	230	461	436
Depreciation and amortization	37	34	72	69
Total operating expenses	275	264	533	505
Operating income	226	237	407	417
Interest expense	22	17	39	30
Income before provision for income taxes	204	220	368	387
Provision for income taxes	40	38	71	68
Net income	164	182	297	319
Less: net income attributable to non-controlling interests	54	67	101	118
Net income attributable to Core & Main, Inc.	$110	$115	$196	$201

Earnings per share
Basic	$0.66	$0.69	$1.16	$1.20
Diluted	$0.66	$0.67	$1.15	$1.17
Number of shares used in computing EPS
Basic	167,312,292	167,876,179	169,474,741	167,708,034
Diluted	228,983,281	246,175,878	236,375,917	246,160,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Amounts in millions, unaudited

	Three Months Ended		Six Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022

Net income	$164	$182	$297	$319
Net interest rate swap gain (loss), net of tax (expense) benefit of $(1), $2, $– and $(6), respectively	8	(9)	—	28
Total comprehensive income	172	173	297	347
Less: comprehensive income attributable to non-controlling interests	56	64	100	129
Total comprehensive income attributable to Core & Main, Inc.	$116	$109	$197	$218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Amounts in millions (except share and per share data), unaudited

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interests	Total Stockholders’ Equity
Balances at January 29, 2023	172,765,161	$2	73,229,675	$1	$1,241	$45	$458	$663	$2,410
Net income	—	—	—	—	—	—	86	47	133
Equity-based compensation	—	—	—	—	1	—	—	1	2
Net interest rate swap loss, net of tax	—	—	—	—	—	(5)	—	(3)	(8)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(17)	(17)
Repurchase and Retirement of Class A and Class B shares and corresponding Partnership Interest	(9,377,183)	—	(5,622,817)	—	(83)	—	(141)	(108)	(332)
Exchange of Partnership Interests and Class B Shares for Class A Shares	2,325,080	—	(2,325,080)	—	18	1	—	(19)	—
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	18	—	—	—	18
Establishment of Tax Receivable Agreement liabilities	—	—	—	—	(14)	—	—	—	(14)
Activity under equity-based compensation plans, net of tax withholdings	93,460	—	—	—	—	—	—	—	—
Balances at April 30, 2023	165,806,518	2	65,281,778	1	1,181	41	403	564	2,192
Net income	—	—	—	—	—	—	110	54	164
Equity-based compensation	—	—	—	—	2	—	—	1	3
Net interest rate swap gain, net of tax	—	—	—	—	—	6	—	2	8
Distributions to non-controlling interest holders	—	—	—	—	(2)	—	—	(10)	(12)
Repurchase and Retirement of Class A and Class B shares and corresponding Partnership Interest	(3,125,728)	—	(1,874,272)	—	(32)	—	(66)	(43)	(141)
Exchange of Partnership Interests and Class B Shares for Class A Shares	5,770,323	—	(5,773,493)	—	48	2	—	(50)	—
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	45	—	—	—	45
Establishment of Tax Receivable Agreement liabilities	—	—	—	—	(47)	—	—	—	(47)
Activity under equity-based compensation plans, net of tax withholdings	139,877	—	—	—	1	—	—	—	1
Balances at July 30, 2023	168,590,990	$2	57,634,013	$1	$1,196	$49	$447	$518	$2,213

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interests	Total Stockholders’ Equity
Balances at January 30, 2022	167,522,403	$2	78,398,141	$1	$1,214	$16	$92	$506	$1,831
Net income	—	—	—	—	—	—	86	51	137
Equity-based compensation	—	—	—	—	2	—	—	1	3
Net interest rate swap gain, net of tax	—	—	—	—	—	23	—	14	37
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(3)	(3)
Exchange of Partnership Interests and Class B Shares for Class A Shares	55,595	—	(55,713)	—	—	—	—	—	—
Adjustment of deferred tax liability associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	1	—	—	—	1
Activity under equity-based compensation plans, net of tax withholdings	1,321	—	—	—	—	—	—	—	—
Forfeiture of Class A Shares and Partnership Interests	(20)	—	(34,703)	—	—	—	—	—	—
Non-controlling interest adjustments for vesting of Core & Main Holdings, LP Partnership Interests held by non-controlling interests	—	—	—	—	(1)	—	—	1	—
Balances at May 1, 2022	167,579,299	2	78,307,725	1	1,216	39	178	570	2,006
Net income	—	—	—	—	—	—	115	67	182
Equity-based compensation	—	—	—	—	3	—	—	1	4
Net interest rate swap loss, net of tax	—	—	—	—	—	(6)	—	(3)	(9)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(17)	(17)
Exchange of Partnership Interests and Class B Shares for Class A Shares	377,321	—	(377,321)	—	3	—	—	(3)	—
Adjustment of deferred tax liability associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	1	—	—	—	1
Impact of Tax Receivable Agreements	—	—	—	—	(2)	—	—	—	(2)
Activity under equity-based compensation plans, net of tax withholdings	6,955	—	—	—	—	—	—	—	—
Balances at July 31, 2022	167,963,575	$2	77,930,404	$1	$1,221	$33	$293	$615	$2,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in millions, unaudited

	Six Months Ended
	July 30, 2023	July 31, 2022
Cash Flows From Operating Activities:
Net income	$297	$319
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	75	73
Equity-based compensation expense	5	7
Other	5	(5)
Changes in assets and liabilities:
(Increase) decrease in receivables	(253)	(376)
(Increase) decrease in inventories	185	(298)
(Increase) decrease in other assets	—	(7)
Increase (decrease) in accounts payable	113	217
Increase (decrease) in accrued liabilities	(26)	9
Increase (decrease) in other liabilities	1	1
Net cash provided by (used in) operating activities	402	(60)
Cash Flows From Investing Activities:
Capital expenditures	(15)	(15)
Acquisitions of businesses, net of cash acquired	(151)	(42)
Proceeds from the sale of property and equipment	2	1
Net cash used in investing activities	(164)	(56)
Cash Flows From Financing Activities:
Repurchase and retirement of partnership interests	(473)	—
Distributions to non-controlling interest holders	(25)	(17)
Payments pursuant to Tax Receivable Agreements	(5)	—
Proceeds from issuance of common stock from employee equity plans	2	—
Payments for withholding tax on equity compensation plans	(1)	—
Borrowings on asset-based revolving credit facility	235	214
Repayments on asset-based revolving credit facility	(120)	(72)
Repayments of long-term debt	(8)	(8)
Debt issuance costs	—	(2)
Net cash (used in) provided by financing activities	(395)	115
Decrease in cash and cash equivalents	(157)	(1)
Cash and cash equivalents at the beginning of the period	177	1
Cash and cash equivalents at the end of the period	$20	$—

Cash paid for interest (excluding effects of interest rate swap)	$59	$27
Cash paid for taxes	61	62

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
Secondary Offerings and Repurchase Transactions
On April 14, 2023, a secondary public offering of 5,000,000 shares of Class A common stock on behalf of certain selling stockholders affiliated with Clayton, Dubilier & Rice, LLC (the “Selling Stockholders”) was completed at a price to the public of $22.151 per share (the “April 2023 Secondary Offering”). As part of the April 2023 Secondary Offering, 1,874,272 limited partner interests of Holdings (“Partnership Interests”) were exchanged, together with the retirement of a corresponding number of shares of Class B common stock, for an equal number of shares of Class A common stock, which were a portion of the shares sold by the Selling Stockholders. These shares were sold along with an existing 3,125,728 shares of Class A common stock held by the Selling Stockholders.
Concurrently with the completion of the April 2023 Secondary Offering, (i) the Company repurchased from the Selling Stockholders an aggregate of 9,377,183 shares of our Class A common stock, with Holdings redeeming from the Company a corresponding number of Partnership Interests, and (ii) Holdings redeemed from one of the Selling Stockholders 5,622,817 Partnership Interests, with the Company repurchasing a corresponding number of shares of our Class B common stock from such Selling Stockholder for no additional consideration, with each repurchase of Class A common stock and redemption of Partnership Interests at the same price per share of $22.151 paid by the underwriter to the Selling Stockholders in the April 2023 Secondary Offering for total consideration paid of $332 million (collectively, the "April 2023 Repurchase Transaction").
On June 12, 2023, a secondary public offering of 14,000,000 shares of Class A common stock on behalf of the Selling Stockholders was completed at a price to the public of $28.215 per share (the “June 2023 Secondary Offering” and, together with the April 2023 Secondary Offering, the “Secondary Offerings”). As part of the June 2023 Secondary Offering, 5,247,962 Partnership Interests were exchanged, together with the retirement of a corresponding number of shares of Class B common stock, for an equal number of shares of Class A common stock, which were a portion of the shares sold by the Selling Stockholders. These shares were sold along with an existing 8,752,038 shares of Class A common stock held by the Selling Stockholders.

Concurrently with the completion of the June 2023 Secondary Offering, (i) the Company repurchased from the Selling Stockholders an aggregate of 3,125,728 shares of our Class A common stock, with Holdings redeeming from the Company a corresponding number of Partnership Interests, and (ii) Holdings redeemed from one of the Selling Stockholders 1,874,272 Partnership Interests, with the Company repurchasing a corresponding number of shares of our Class B common stock from such Selling Stockholder for no additional consideration, with each repurchase of Class A common stock and redemption of Partnership Interests at the same price per share of $28.215 paid by the underwriter to the Selling Stockholders in the June 2023 Secondary Offering for total consideration paid of $141 million (collectively, the "June 2023 Repurchase Transaction" and, together with the April 2023 Repurchase Transaction, the “Repurchase Transactions”).
The Company did not receive any of the proceeds from the Secondary Offerings. The Company paid the costs associated with the sale of shares by the Selling Stockholders in the Secondary Offerings, other than underwriting discounts and commissions.
Shareholder Ownership
The shareholder ownership as of July 30, 2023 includes the following:
•the shareholders of Core & Main, excluding the Continuing Limited Partners and Former Limited Partners (each as defined below), collectively held 92,447,458 shares of Class A common stock;
•the Former Limited Partners collectively held 76,140,693 shares of Class A common stock;
•Core & Main, directly or indirectly through our wholly-owned subsidiary, held 168,590,990 Partnership Interests; and
•the Continuing Limited Partners collectively held 2,839 shares of Class A common stock, 57,634,013 Partnership Interests and 57,634,013 shares of Class B common stock.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements present the results of operations, financial position and cash flows of Core & Main and its subsidiaries, which includes the consolidated financial statements of Holdings and its consolidated subsidiary, Core & Main LP, as the legal entity that conducts the operations of the Company. Holdings is considered a variable interest entity. Core & Main is the primary beneficiary and general partner of Holdings and has decision making authority that significantly affects the economic performance of Holdings. As a result, Core & Main consolidates the consolidated financial statements of Holdings. All intercompany balances and transactions have been eliminated in consolidation. The Company records non-controlling interests related to Partnership Interest held by the Continuing Limited Partners in Holdings on its consolidated statements of operations and comprehensive income. The Partnership Interests held by the Continuing Limited Partners are reflected as non-controlling interests in Core & Main’s consolidated Balance Sheets.

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
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. Each of the three months ended July 30, 2023 and three months ended July 31, 2022 included 13 weeks and each of the six months ended July 30, 2023 and six months ended July 31, 2022 included 26 weeks. The current fiscal year ending January 28, 2024 (“fiscal 2023”) will include 52 weeks.
Estimates
Management has made a number of estimates and assumptions relating to the reporting of certain assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses in preparing the elements of these financial statements in conformity with U.S. GAAP. Actual results could differ from these estimates.
Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 to the audited consolidated financial statements in our 2022 Annual Report on Form 10-K. There have been no significant changes to these policies which have had a material impact on the Company’s interim unaudited condensed consolidated financial statements and related notes during the three and six months ended July 30, 2023.
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

3)    REVENUE
Disaggregation of Revenue
The following table represents net sales disaggregated by product category:

	Three Months Ended		Six Months Ended
Product Category	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Pipes, valves & fittings products	$1,283	$1,291	$2,357	$2,401
Storm drainage products	278	266	493	475
Fire protection products	174	192	343	364
Meter products	126	112	242	219
Total net sales	$1,861	$1,861	$3,435	$3,459
4)    ACQUISITIONS
The Company made various acquisitions during the six months ended July 30, 2023 (the “Fiscal 2023 Acquisitions”) and the six months ended July 31, 2022 (the "Fiscal 2022 Acquisitions") with an aggregate transaction value of $161 million and $42 million, subject to working capital adjustments, respectively. These transactions were funded with cash.
Fiscal 2023 Acquisitions
•On July 12, 2023, the Company acquired all of the outstanding shares of J.W. D’Angelo Company, Inc. (“Dangelo”). Dangelo has three locations and is a full-service provider of fire protection and waterworks products.
•On July 10, 2023, the Company acquired certain assets and assumed certain liabilities of Foster Supply Inc. and R.P. Foster Inc. (collectively, “Foster Supply”). Foster Supply has seven locations and is a full-service provider of precast concrete structures, pipe, drainage materials and related geosynthetics products.
•On April 17, 2023, the Company acquired certain assets and assumed certain liabilities of Midwest Pipe Supply Inc. (“Midwest Pipe”). Midwest Pipe has one location and is a distributor of drainage and waterworks products.
•On April 10, 2023, the Company acquired certain assets and assumed certain liabilities of UPSCO Manufacturing & Distribution Company, UPSCO, Inc. and TMB Holdings, LLC (collectively, “UPSCO”). UPSCO is a provider of utility infrastructure products and services.
•On March 6, 2023, the Company acquired certain assets and assumed certain liabilities of Landscape & Construction Supplies LLC (“Landscape & Construction Supplies”). Landscape & Construction Supplies has two locations and is a provider of geosynthetics products.
Fiscal 2022 Acquisitions
•On June 28, 2022, the Company acquired certain assets and assumed certain liabilities of Earthsavers Erosion Control, LLC (“Earthsavers”). Earthsavers has three locations and produces and distributes a variety of geosynthetic materials, including wattles, erosion control blankets and a broad array of geotextile products.
•On May 2, 2022, the Company acquired certain assets and assumed certain liabilities of Lock City Supply, Inc. (“Lock City”). Lock City has one location and distributes waterworks products.
•On March 21, 2022, the Company acquired certain assets and assumed certain liabilities of Dodson Engineered Products, Inc. (“Dodson”). Dodson has one location and distributes waterworks products.

The following table represents the preliminary allocation of the transaction price to the fair value of identifiable assets acquired and liabilities assumed in the Fiscal 2023 Acquisitions and final allocation of the transaction price to the fair value of identifiable assets acquired and liabilities assumed in the Fiscal 2022 Acquisitions:

	Fiscal 2023 Acquisitions	Fiscal 2022 Acquisitions
Cash	$5	$—
Receivables	28	4
Inventories	38	13
Intangible assets	76	12
Goodwill	17	12
Property, plant and equipment	24	3
Operating lease right-of-use assets	7	4
Other assets, current and non-current	4	—
Total assets acquired	199	48
Accounts payable	9	1
Deferred income taxes	8	—
Operating lease liabilities, current and non-current	7	4
Other liabilities, current and non-current	16	1
Net assets acquired	$159	$42
The net outflow of cash in respect of the purchase of businesses is as follows:

	Fiscal 2023 Acquisitions	Fiscal 2022 Acquisitions
Net assets acquired	$159	$42
Less: Working capital adjustment	(3)	—
Less: Cash acquired in acquisition	(5)	—
Total consideration, net of cash; investing cash outflow	$151	$42
In the above transactions, to the extent applicable, the excess of purchase price over net tangible and intangible assets acquired resulted in goodwill, which represents the assembled workforce and anticipated long-term growth in new markets, customers and products. Goodwill of $3 million and $12 million associated with the Fiscal 2023 Acquisitions and Fiscal 2022 Acquisitions, respectively, are fully deductible by the Company for U.S. income tax purposes.
Intangible Assets
For the Fiscal 2023 Acquisitions and Fiscal 2022 Acquisitions discussed above, the Company valued the customer relationships as intangible assets acquired.
The customer relationship intangible assets represent the value associated with those customer relationships in place at the date of the Fiscal 2023 Acquisitions and Fiscal 2022 Acquisitions. The Company valued the customer relationships using an excess earnings method using various inputs such as customer attrition rate, revenue growth rate, gross margin percentage and discount rate. Cash flows associated with the existing relationships are expected to diminish over time due to customer turnover. The Company reflected this expected diminishing cash flow through the utilization of an annual customer attrition rate assumption and in its method of amortization.
A summary of the intangible asset acquired and assumptions utilized in the valuation for the Fiscal 2023 Acquisitions and Fiscal 2022 Acquisitions is as follows:

	Intangible Asset Amount	Weighted Average Amortization Period	Weighted Average Discount Rate	Weighted Average Attrition Rate
Customer Relationships
Fiscal 2023 Acquisitions	$76	10 years	16.2%	12.6%
Fiscal 2022 Acquisitions	12	10 years	14.4%	13.5%

As a result of integration of the Fiscal 2023 Acquisitions and Fiscal 2022 Acquisitions, including the consolidation of certain acquired and existing branches, it is impracticable to identify the explicit financial performance associated with the Fiscal 2023 Acquisitions and Fiscal 2022 Acquisitions. As such, the Company has not presented the post-acquisition net sales and net income for the Fiscal 2023 Acquisitions and Fiscal 2022 Acquisitions.
5)    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The carrying amount of the Company’s goodwill included in its Balance Sheets is as follows:

	July 30, 2023	January 29, 2023
Gross Goodwill	$1,552	$1,535
Accumulated Impairment	—	—
Net Goodwill	$1,552	$1,535
The changes in the carrying amount of goodwill are as follows:

Six Months Ended
July 30, 2023
Beginning Balance	$1,535
Goodwill acquired during the year	17
Ending balance	$1,552
Goodwill acquired during the six months ended July 30, 2023 was related to the Fiscal 2023 Acquisitions, as further described in Note 4.
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
Intangible Assets
The Company’s intangible assets included in its Balance Sheets consist of the following:

	July 30, 2023			January 29, 2023
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Customer relationships	$1,466	$657	$809	$1,390	$597	$793
Other intangible assets	5	3	2	5	3	2
Total	$1,471	$660	$811	$1,395	$600	$795
Amortization expense related to intangible assets was as follows:

	Three Months Ended		Six Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Amortization expense	$31	$29	$60	$59
The estimated aggregate amortization expense on intangible assets owned by the Company for the remainder of fiscal 2023 and the next four full fiscal years is expected to be as follows:

Fiscal 2023	$62
Fiscal 2024	116
Fiscal 2025	108
Fiscal 2026	99
Fiscal 2027	92

6)    DEBT
Debt consisted of the following:

	July 30, 2023		January 29, 2023
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
Senior Term Loan due July 2028	$15	$—	$15	$—
Long-term debt:
Senior ABL Credit Facility due July 2026	115	—	—	—
Senior Term Loan due July 2028	1,455	16	1,463	19
	1,570	16	1,463	19
Total	$1,585	$16	$1,478	$19
The Company’s debt obligations as of July 30, 2023 included the following debt agreements:
Senior Term Loan Facility
On February 26, 2023, Core & Main LP amended the terms of the $1,500 million seven-year senior term loan which matures on July 27, 2028 (as amended, the “Senior Term Loan Facility”) in order to implement a forward-looking rate based on Term SOFR in lieu of LIBOR. The Senior Term Loan Facility requires quarterly principal payments, payable on the last business day of each fiscal quarter in an amount equal to approximately 0.25% of the original principal amount of the Senior Term Loan Facility. The remaining balance is payable upon final maturity of the Senior Term Loan Facility on July 27, 2028. The Senior Term Loan Facility bears interest at a rate equal to (i) Term SOFR plus, in each case, an effective applicable margin of 2.60% or (ii) the base rate, which will be the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) the overnight federal funds rate plus 0.50% per annum and (z) one-month Term SOFR (adjusted for maximum reserves) plus 1.00% per annum, plus, in each case, an applicable margin of 1.50%. The Senior Term Loan Facility is subject to a Term SOFR “floor” of 0.00%. The weighted average interest rate, excluding the effect of the interest rate swap, of Core & Main LP’s outstanding borrowings under the Senior Term Loan Facility as of July 30, 2023 was 7.84%. See further discussion of the interest rate swap below. Based on quotes from financial institutions (i.e., level 2 of the fair value hierarchy), the fair value of the Senior Term Loan Facility was $1,464 million as of July 30, 2023.
Asset-Based Credit Facility
Core & Main LP has a senior asset-based revolving credit facility with a borrowing capacity of up to $1,250 million, subject to borrowing base availability, with a maturity date of July 27, 2026 (the “Senior ABL Credit Facility”). Borrowings under the Senior ABL Credit Facility bear interest at either a Term SOFR rate plus an applicable margin ranging from 1.25% to 1.75%, or an alternate base rate plus an applicable margin ranging from 0.25% to 0.75%, depending on the borrowing capacity under the Senior ABL Credit Facility. Additionally, Core & Main LP pays a fee of 0.25% on unfunded commitments under the Senior ABL Credit Facility. As of July 30, 2023, there was $115 million outstanding under the Senior ABL Credit Facility with a weighted average interest rate of 7.71%. The book value of the Senior ABL Credit Facility approximates fair value due to the variable interest rate nature of these borrowings.
The aforementioned debt agreements include customary affirmative and negative covenants, which include, among other things, restrictions on Core & Main LP’s ability to make distributions, pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. The Senior Term Loan Facility may require accelerated repayment based upon cash flows generated in excess of operating and investing requirements when the Consolidated Secured Leverage Ratio (as defined in the agreement governing the Senior Term Loan Facility) is greater than or equal to 3.25. In addition, the Senior ABL Credit Facility requires Core & Main LP to comply with a consolidated fixed charge coverage ratio of greater than or equal to 1.00 when availability under the Senior ABL Credit Facility is less than 10.0% of the lesser of (i) the then applicable borrowing base or (ii) the then aggregate effective commitments. The Company was in compliance with all debt covenants as of July 30, 2023.
Substantially all of Core & Main LP’s assets are pledged as collateral for the Senior Term Loan Facility and the Senior ABL Credit Facility.

The aggregate amount of debt payments for the remainder of fiscal 2023 and the next four full fiscal years are as follows:

Fiscal 2023	$7
Fiscal 2024	15
Fiscal 2025	15
Fiscal 2026	130
Fiscal 2027	15
Interest Rate Swaps
On February 26, 2023, Core & Main LP amended the terms of the instrument to adjust the fixed interest rate to 0.693% and receive payments based upon the one-month Term SOFR rate, based on notional amounts associated with borrowings under the Senior Term Loan Facility. The measurement period of the interest rate swap commenced on July 27, 2021 with a notional amount of $900 million as of July 30, 2023. The notional amount decreases to $800 million on July 27, 2024 and $700 million on July 27, 2025 through the instrument maturity on July 27, 2026. This instrument is intended to reduce the Company's exposure to variable interest rates under the Senior Term Loan Facility. As of July 30, 2023, this instrument resulted in an effective fixed rate of 3.293%, based upon the 0.693% fixed rate plus an effective applicable margin of 2.60%, on $900 million of borrowings under the Senior Term Loan Facility.
The fair value of this cash flow interest rate swap was an $85 million and $84 million asset as of July 30, 2023 and January 29, 2023, respectively, which is included within other assets in the Balance Sheet. Fair value is based upon the present value of future cash flows under the terms of the contract and observable market inputs (level 2). Significant inputs used in determining fair value include forward-looking one-month Term SOFR rates and the discount rate applied to projected cash flows.

	Three Months Ended		Six Months Ended
Accumulated Other Comprehensive Income	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Beginning of period balance	$62	$63	$70	$26
Measurement adjustment gain (loss) for interest rate swap	20	(10)	21	34
Reclassification of (income) to interest expense	(11)	(1)	(21)	—
Tax benefit (expense) on interest rate swap adjustments
Measurement adjustment gain (loss) for interest rate swap	(4)	2	(4)	(6)
Reclassification of (income) to interest expense	3	—	4	—
End of period balance	$70	$54	$70	$54
As of July 30, 2023, the Company estimates $42 million of the cash flow interest rate swap gains will be reclassified from accumulated other comprehensive income into earnings over the next 12 months.
7)    INCOME TAXES
For the three months ended July 30, 2023 and July 31, 2022, the Company’s effective tax rate was 19.6% and 17.3%, respectively. For the six months ended July 30, 2023 and July 31, 2022, the Company's effective tax rate was 19.3% and 17.6%, respectively. The variations between the Company's estimated effective tax rate and the U.S. and state statutory rates are primarily due to the portion of the Company's earnings attributable to non-controlling interests following the Reorganization Transactions partially offset by certain permanent book-tax differences.
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

The Company recorded payables to related parties pursuant to the Tax Receivable Agreements of $242 million and $185 million as of July 30, 2023 and January 29, 2023, respectively. In fiscal 2023, the Company had a financing cash outflow related to the payment of $5 million under the Former Limited Partner Tax Receivable Agreements. Payments under the Tax Receivable Agreements within the next 12 months are expected to be $11 million, which is included within other current liabilities in the Balance Sheet.
The actual amount and timing of any payments under the Tax Receivable Agreements will vary depending upon a number of factors, including the timing of exchanges by the holders of Partnership Interests, the amount of gain recognized by such holders of Partnership Interests, the amount and timing of the taxable income the Company generates in the future and the federal tax rates then applicable. Assuming (i) that the Continuing Limited Partners exchanged all of their Partnership Interests at $32.33 per share of our Class A common stock (the closing stock price on July 28, 2023), (ii) no material changes in relevant tax law, (iii) a constant corporate tax rate of 25.1%, which represents a pro forma tax rate that includes a provision for U.S. federal income taxes and assumes the highest statutory rate apportioned to each state and local jurisdiction and (iv) that the Company earns sufficient taxable income in each year to realize on a current basis all tax benefits that are subject to the Continuing Limited Partners Tax Receivable Agreement, the Company would recognize a deferred tax asset (subject to offset with existing deferred tax liabilities) of approximately $614 million and a Continuing Limited Partners Tax Receivable Agreement liability of approximately $522 million, payable to the Continuing Limited Partners over the life of the Continuing Limited Partners Tax Receivable Agreement. The full exchange by the Continuing Limited Partners will also decrease Core & Main's aforementioned deferred tax asset associated with its investment in Holdings by $141 million. The foregoing amounts are estimates and subject to change.
8)    SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Receivables
Receivables consisted of the following:

	July 30, 2023	January 29, 2023
Trade receivables, net of allowance for credit losses	$1,164	$851
Supplier rebate receivables	67	104
Receivables, net of allowance for credit losses	$1,231	$955
Depreciation Expense

Depreciation expense is classified within cost of sales and depreciation and amortization within the Statement of Operations. Depreciation expense related to property, plant and equipment, including capitalized software, was as follows:

	Three Months Ended		Six Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Depreciation expense	$7	$5	$13	$11
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following:

	July 30, 2023	January 29, 2023
Accrued bonuses and commissions	$53	$100
Other compensation and benefits	21	23
Accrued compensation and benefits	$74	$123

Leases
The table below presents cash and non-cash impacts associated with leases:

	Six Months Ended
	July 30, 2023	July 31, 2022
Operating cash flow payments for operating lease liabilities	$26	$24
Operating cash flow payments for non-lease components	12	9

Right-of-use assets obtained in exchange for new operating lease liabilities	$29	$34
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

	Partnership Interests			Ownership Percentage
	Core & Main	Continuing Limited Partners	Total	Core & Main	Continuing Limited Partners	Total
Balances as of January 29, 2023	172,765,161	72,471,473	245,236,634	70.4%	29.6%	100.0%
Retirement of Partnership Interests	(12,502,911)	(7,497,089)	(20,000,000)	0.7	(0.7)	—
Issuance of Partnership Interests	233,337	—	233,337	0.1	(0.1)	—
Exchange of Partnership Interests	8,095,403	(8,098,573)	(3,170)	3.6	(3.6)	—
Vesting of Partnership Interests	—	296,002	296,002	(0.1)	0.1	—
Balances as of July 30, 2023	168,590,990	57,171,813	225,762,803	74.7%	25.3%	100.0%

10)    BASIC AND DILUTED EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per share for the three and six months ended July 30, 2023 and July 31, 2022.
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

	Three Months Ended		Six Months Ended
Basic earnings per share:	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Net income	$164	$182	$297	$319
Net income attributable to non-controlling interests	54	67	101	118
Net income available to Class A common stock	110	115	196	201
Weighted average shares outstanding	167,312,292	167,876,179	169,474,741	167,708,034
Net income per share	$0.66	$0.69	$1.16	$1.20
Diluted earnings per share:
Net income available to common shareholders - basic	$110	$115	$196	$201
Increase to net income attributable to dilutive instruments	40	50	75	88
Net income available to common shareholders - diluted	150	165	271	289
Weighted average shares outstanding - basic	167,312,292	167,876,179	169,474,741	167,708,034
Incremental shares of common stock attributable to dilutive instruments	61,670,989	78,299,699	66,901,176	78,452,777
Weighted average shares outstanding - diluted	228,983,281	246,175,878	236,375,917	246,160,811
Net income per share - diluted	$0.66	$0.67	$1.15	$1.17
11)    RELATED PARTIES
CD&R affiliates
During each of the three and six months ended July 30, 2023, the Company had $1 million and $2 million of purchases of product, respectively, from affiliates of Clayton, Dubilier & Rice, LLC (“CD&R”), including other companies invested in by funds affiliated with or managed by CD&R (the “CD&R Funds”). During the three and six months ended July 31, 2022, the Company had less than $1 million and $1 million in purchases of product, respectively, from affiliates of CD&R, including other companies invested in by funds affiliated with the CD&R Funds. There were no amounts payable to affiliates of CD&R at July 30, 2023 and January 29, 2023. There were $2 million and $7 million in sales to affiliates of CD&R for the three and six months ended July 30, 2023, respectively. There was $1 million and $2 million in sales to affiliates of CD&R for the three and six months July 31, 2022, respectively. The Company had $1 million and $2 million amounts receivable from affiliates of CD&R at July 30, 2023 and January 29, 2023, respectively.
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
The Exchange Agreement also provides that, in connection with any such exchange, to the extent that Holdings has, since consummation of the Reorganization Transactions and the IPO, made distributions to the applicable Continuing Limited Partner that are proportionately lesser or greater than the distributions made to Core & Main, on a pro rata basis, the number of shares of Class A common stock to be issued or cash to be paid to such Continuing Limited Partner will be adjusted to take into account the amount of such discrepancy that is allocable to the Partnership Interests, and Class B common stock, subject to such exchange. As of July 30, 2023, the Company had shareholder receivables of $8 million recorded within additional paid in capital related to distributions in excess of shareholders’ pro rata share. Core & Main expects to cause Holdings to make distributions to its partners in such a manner as generally to limit increases to the number of shares of Class A common stock to be issued or cash to be paid to exchanging Continuing Limited Partners in connection with the adjustment described in the preceding sentence.
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
Basis of Presentation
The Company is a holding company and its primary material asset is its direct and indirect ownership interest in Core & Main Holdings, LP, a Delaware limited partnership (“Holdings”). Holdings has no operations and no material assets of its own other than its indirect ownership interest in Core & Main LP, a Florida limited partnership, the legal entity that conducts the operations of Core & Main. Because Core & Main is the general partner of Holdings, it operates and controls all of the business and affairs of Holdings and, through Holdings and its subsidiaries, conducts our business. Accordingly, the condensed consolidated financial information of Core & Main presented herein, including the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, includes the consolidated financial information of Holdings and its subsidiaries. The Partnership Interests in Holdings held by the Continuing Limited Partners are reflected as non-controlling interests in Core & Main’s condensed consolidated financial statements.
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. Each of the three months ended July 30, 2023 and three months ended July 31, 2022 included 13 weeks and each of the six months ended July 30, 2023 and six months ended July 31, 2022 included 26 weeks. The current fiscal year ending January 28, 2024 (“fiscal 2023”) will include 52 weeks.
Significant Events During Fiscal 2023
Secondary Offerings and Repurchase Transactions
On April 14, 2023, a secondary public offering of 5,000,000 shares of Class A common stock by certain selling stockholders affiliated with Clayton, Dubilier & Rice, LLC (the “Selling Stockholders”) was completed at a price to the public of $22.151 per share (the “April 2023 Secondary Offering”).
Concurrently with the completion of the April 2023 Secondary Offering, (i) the Company repurchased from the Selling Stockholders an aggregate of 9,377,183 shares of our Class A common stock, with Holdings redeeming from the Company a corresponding number of Partnership Interests, and (ii) Holdings redeemed from one of the Selling Stockholders 5,622,817 Partnership Interests, with the Company repurchasing a corresponding number of shares of our Class B common stock from such Selling Stockholder for no additional consideration, with each repurchase of Class A common stock and redemption of Partnership Interests at the same price per share of $22.151 paid by the underwriter to the Selling Stockholders in the April 2023 Secondary Offering for total consideration paid of $332 million (collectively, the "April 2023 Repurchase Transaction").

On June 12, 2023, a secondary public offering of 14,000,000 shares of Class A common stock on behalf of the Selling Stockholders was completed at a price to the public of $28.215 per share (the “June 2023 Secondary Offering” and, together with the April 2023 Secondary Offering, the “Secondary Offerings”).
Concurrently with the completion of the June 2023 Secondary Offering, (i) the Company repurchased from the Selling Stockholders an aggregate of 3,125,728 shares of our Class A common stock, with Holdings redeeming from the Company a corresponding number of Partnership Interests, and (ii) Holdings redeemed from one of the Selling Stockholders 1,874,272 Partnership Interests, with the Company repurchasing a corresponding number of shares of our Class B common stock from such Selling Stockholder for no additional consideration, with each repurchase of Class A common stock and redemption of Partnership Interests at the same price per share of $28.215 paid by the underwriter to the Selling Stockholders in the June 2023 Secondary Offering for total consideration paid of $141 million (collectively, the "June 2023 Repurchase Transaction" and, together with the April 2023 Repurchase Transaction, the “Repurchase Transactions”).
The Company did not receive any of the proceeds from the Secondary Offerings. The Company paid the costs associated with the sale of shares by the Selling Stockholders in the Secondary Offerings, other than underwriting discounts and commissions.
For a further description of the Secondary Offerings and the Repurchase Transactions, refer to Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

The cost to procure the products we sell are historically volatile and subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, market speculation, government regulation, weather events, trade policies and periodic delays in the delivery of our products. If we are able to pass through price increases to our customers, our net sales will increase; conversely, during periods of deflation, our customer pricing may decrease to remain competitive, resulting in decreased net sales. During fiscal 2022, we experienced significant price inflation and product surcharges with respect to certain of our products we sell and supply chain disruption. The supply chain disruption was due to several factors, including, but not limited to, unpredictable lead times and delays from our suppliers, labor availability, global logistics and the availability of raw materials, in part due to the impact of COVID-19 on the global economy and the conflict in Ukraine that limited product availability and further exacerbated the effects of inflation. To date in fiscal 2023, we have seen improvements in the supply chain and more predictable lead times for certain products, but there are other products where the supply chain remains constrained. This has led to continued inflation, but at substantially lower levels than what we experienced during fiscal 2022. Depending on the ultimate scope and duration of supply chain disruptions, we may experience increases in product costs which we may not be able to pass on to our customers, loss of sales due to lack of product availability or potential customer claims from the inability to provide products in accordance with contractual terms. Greater product availability from supply chain improvements may lead to increased competition along with price and volume declines. For fiscal 2023, we expect recent year-over-year growth rates to moderate as we anniversary the effects of inflation in fiscal 2022. As we have experienced significant inflation over a relatively short period, there is increased risk that we may experience lower levels of inflation, deflation or substantially lower net sales growth than in recent periods, particularly as a result of greater product availability for certain suppliers and product lines. We continue to proactively monitor the situation and our supply chain and assess further possible implications to our business.
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
Interest Rates
Certain of our indebtedness, including borrowings under the Senior Term Loan Facility and the Senior ABL Credit Facility (each as defined in Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), are subject to variable rates of interest and expose us to interest rate risk. The Senior Term Loan Facility and the Senior ABL Credit Facility each bear interest based on Term SOFR. If interest rates further increase, our debt service obligations on our variable-rate indebtedness will further increase and our net income would decrease, even though the amount borrowed under the facilities remains the same. As of July 30, 2023, we had $1,585 million of outstanding variable-rate debt. We seek to mitigate our exposure to interest rate volatility through the entry into interest rate swap instruments, such as our current interest rate swap, associated with borrowings under the Senior Term Loan Facility, which effectively converts $900 million of our variable rate debt to fixed rate debt, which notional amount decreases to $800 million on July 27, 2024 and $700 million on July 27, 2025 through the instrument maturity on July 27, 2026. Despite these efforts, unfavorable movement in interest rates may further result in higher interest expense and cash payments.

Acquisitions
In addition to our organic growth strategy, we opportunistically pursue strategic asset and business acquisitions to grow our business. Below is a summary of the acquisitions that closed during the six months ended July 30, 2023 (the “Fiscal 2023 Acquisitions”) and the six months ended July 31, 2022 (the "Fiscal 2022 Acquisitions") with an aggregate transaction value of $161 million and $42 million, subject to working capital adjustments, respectively.

Name	Product Lines	Closing Date
J.W. D’Angelo Co. (“Dangelo”)	Pipes, Valves & Fittings; Fire Protection; Storm Drainage	July 2023
Foster Supply, Inc. (“Foster Supply”)	Pipes, Valves & Fittings; Storm Drainage	July 2023
Midwest Pipe Supply Inc. (“Midwest Pipe”)	Pipes, Valves & Fittings; Storm Drainage; Meter products	April 2023
UPSCO, Inc. (“UPSCO”)	Pipes, Valves & Fittings; Meter products	April 2023
Landscape & Construction Supplies LLC (“Landscape & Construction Supplies”)	Storm Drainage	March 2023
Earthsavers Erosion Control, LLC (“Earthsavers”)	Storm Drainage	June 2022
Lock City Supply, Inc. (“Lock City”)	Pipes, Valves & Fittings; Storm Drainage; Meter products	May 2022
Dodson Engineered Products, Inc. (“Dodson”)	Pipes, Valves & Fittings; Storm Drainage; Meter products	March 2022
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
•Meter products primarily include smart meter products, meter sets, meter accessories, installation, software and other services.
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

Results of Operations

Three Months Ended July 30, 2023 Compared with Three Months Ended July 31, 2022
Amounts in millions (except per share data)

	Three Months Ended
	July 30, 2023	July 31, 2022

Net sales	$1,861	$1,861
Cost of sales	1,360	1,360
Gross profit	501	501
Operating expenses:
Selling, general and administrative	238	230
Depreciation and amortization	37	34
Total operating expenses	275	264
Operating income	226	237
Interest expense	22	17
Income before provision for income taxes	204	220
Provision for income taxes	40	38
Net income	164	182
Less: net income attributable to non-controlling interests	54	67
Net income attributable to Core & Main, Inc.	$110	$115
Earnings per share:
Basic	$0.66	$0.69
Diluted	$0.66	$0.67
Non-GAAP Financial Data:
Adjusted EBITDA	$270	$277
Net Sales
Net sales for the three months ended July 30, 2023 and the three months ended July 31, 2022 was $1,861 million in each period. Net sales grew due to acquisitions and higher selling prices offset by a reduction in volume from comparably lower residential lot development. Net sales declines for pipes, valves & fittings were due to lower end-market volume partially offset by higher selling prices and acquisitions. Net sales growth for storm drainage benefited from higher selling prices and acquisitions. Net sales for fire protection products declined due to lower selling prices and volume on steel pipe. Net sales of meter products benefited from higher selling prices, higher volumes due to an increasing adoption of smart meter technology by municipalities and acquisitions.

	Three Months Ended
	July 30, 2023	July 31, 2022	Percentage Change

Pipes, valves & fittings products	$1,283	$1,291	(0.6)%
Storm drainage products	278	266	4.5%
Fire protection products	174	192	(9.4)%
Meter products	126	112	12.5%
Total net sales	$1,861	$1,861

Gross Profit
Gross profit for the three months ended July 30, 2023 and the three months ended July 31, 2022 was $501 million in each period. Gross profit as a percentage of net sales for the three months ended July 30, 2023 and for the three months ended July 31, 2022 was 26.9%. The overall gross profit as a percentage of net sales experienced favorable impacts from the execution of our gross margin initiatives offset by larger prior year benefits from strategic inventory investments during an inflationary environment.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for the three months ended July 30, 2023 increased $8 million, or 3.5%, to $238 million compared with $230 million during the three months ended July 31, 2022. The increase was primarily attributable to an increase in facility and other distribution costs related to inflation and acquisitions. SG&A expenses as a percentage of net sales was 12.8% for the three months ended July 30, 2023 compared with 12.4% for the three months ended July 31, 2022. The increase was attributable to inflationary cost impacts.
Depreciation and Amortization Expense
Depreciation and amortization (“D&A”) expense for the three months ended July 30, 2023 was $37 million compared with $34 million during the three months ended July 31, 2022. The increase was primarily attributable to recent acquisitions partially offset by lower amortization on existing customer relationship intangible assets.
Operating Income
Operating income for the three months ended July 30, 2023 decreased $11 million, or 4.6%, to $226 million compared with $237 million during the three months ended July 31, 2022. The decrease in operating income was primarily attributable to higher SG&A costs.
Interest Expense
Interest expense was $22 million for the three months ended July 30, 2023 compared with $17 million for the three months ended July 31, 2022. The increase was primarily attributable to borrowings under the Senior ABL Credit Facility and an increase in interest rates on our variable-rate debt.
Provision for Income Taxes
The provision for income taxes for the three months ended July 30, 2023 increased $2 million, or 5.3%, to $40 million compared with $38 million for the three months ended July 31, 2022. For the three months ended July 30, 2023 and July 31, 2022, our effective tax rate was 19.6% and 17.3%, respectively. The effective tax rate for each period reflects only the portion of net income that is attributable to taxable entities. The increase in the effective tax rate was attributable to exchanges of Partnership Interests by non-controlling interest holders.
Net Income
Net income for the three months ended July 30, 2023 decreased $18 million, or 9.9%, to $164 million compared with $182 million for the three months ended July 31, 2022. The decrease in net income was primarily attributable to higher SG&A, interest expense and income taxes.
Net Income Attributable to Non-controlling Interests
Net income attributable to non-controlling interests for the three months ended July 30, 2023 decreased $13 million, or 19.4%, to $54 million compared with $67 million for the three months ended July 31, 2022. The decrease was primarily attributable to exchanges of Partnership Interests by non-controlling interest holders and a 9.9% decline in net income.
Net Income Attributable to Core & Main, Inc.
Net income attributable to Core & Main, Inc. for the three months ended July 30, 2023 decreased 4.3% to $110 million compared with $115 million for the three months ended July 31, 2022. The decrease was primarily attributable to a 9.9% decline in net income partially offset by decreased allocation to non-controlling interest holders following exchanges of Partnership Interests.

Earnings Per Share
The Class A common stock basic earnings per share for the three months ended July 30, 2023 decreased 4.3% to $0.66 compared with $0.69 for the three months ended July 31, 2022. The Class A common stock diluted earnings per share for the three months ended July 30, 2023 decreased 1.5% to $0.66 compared with $0.67 for the three months ended July 31, 2022. The decrease in basic and diluted earnings per share was attributable to a decline in net income partially offset by lower share counts following the Repurchase Transactions.
Adjusted EBITDA
Adjusted EBITDA for the three months ended July 30, 2023 decreased $7 million, or 2.5%, to $270 million compared with $277 million for the three months ended July 31, 2022. The decrease in Adjusted EBITDA was primarily attributable to higher SG&A expenses. For a reconciliation of Adjusted EBITDA to net income or net income attributable to Core & Main, Inc., the most comparable GAAP financial metric, as applicable, see “—Non-GAAP Financial Measures.”
Six Months Ended July 30, 2023 Compared with Six Months Ended July 31, 2022
Amounts in millions (except per share data)

	Six Months Ended
	July 30, 2023	July 31, 2022

Net sales	$3,435	$3,459
Cost of sales	2,495	2,537
Gross profit	940	922
Operating expenses:
Selling, general and administrative	461	436
Depreciation and amortization	72	69
Total operating expenses	533	505
Operating income	407	417
Interest expense	39	30
Income before provision for income taxes	368	387
Provision for income taxes	71	68
Net income	297	319
Less: net income attributable to non-controlling interests	101	118
Net income attributable to Core & Main, Inc.	$196	$201
Earnings per share:
Basic	$1.16	$1.20
Diluted	$1.15	$1.17
Non-GAAP Financial Data:
Adjusted EBITDA	$490	$496
Net Sales
Net sales for the six months ended July 30, 2023 decreased $24 million, or 0.7%, to $3,435 million compared with $3,459 million for the six months ended July 31, 2022. The decrease in net sales was primarily attributable to a reduction in volume from comparably lower residential lot development and more typical seasonality compared with the prior year partially offset by higher selling prices and acquisitions. Net sales declines for pipes, valves & fittings were due to lower end-market volume partially offset by higher selling prices and acquisitions. Net sales growth for storm drainage benefited from higher selling prices and acquisitions. Net sales for fire protection products declined due to lower selling prices and volume on steel pipe. Net sales of meter products benefited from higher selling prices, higher volumes due to an increasing adoption of smart meter technology by municipalities and acquisitions.

	Six Months Ended
	July 30, 2023	July 31, 2022	Percentage Change

Pipes, valves & fittings products	$2,357	$2,401	(1.8)%
Storm drainage products	493	475	3.8%
Fire protection products	343	364	(5.8)%
Meter products	242	219	10.5%
Total net sales	$3,435	$3,459
Gross Profit
Gross profit for the six months ended July 30, 2023 increased $18 million, or 2.0%, to $940 million compared with $922 million for the six months ended July 31, 2022. Gross profit increased, despite a net sales decline, due to an increase in gross profit as a percentage of net sales. Gross profit as a percentage of net sales for the six months ended July 30, 2023 was 27.4% compared with 26.7% for the six months ended July 31, 2022. The overall increase in gross profit as a percentage of net sales was primarily attributable to execution of our gross margin initiatives partially offset by larger prior year benefits from strategic inventory investments during an inflationary environment.
Selling, General and Administrative Expenses
SG&A expenses for the six months ended July 30, 2023 increased $25 million, or 5.7%, to $461 million compared with $436 million during the six months ended July 31, 2022. The increase was primarily attributable to an increase of $10 million in personnel expenses along with higher facility and other distribution costs related to inflation and acquisitions. SG&A expenses as a percentage of net sales was 13.4% for the six months ended July 30, 2023 compared with 12.6% for the six months ended July 31, 2022. The increase was primarily attributable to inflationary cost impacts.
Depreciation and Amortization Expense
D&A expense was $72 million for the six months ended July 30, 2023 compared with $69 million for the six months ended July 31, 2022. D&A increased due to recent acquisitions and was partially offset by lower amortization on existing customer relationship intangible assets.
Operating Income
Operating income for the six months ended July 30, 2023 decreased $10 million, or 2.4%, to $407 million compared with $417 million during the six months ended July 31, 2022. The decrease in operating income was attributable to higher SG&A expense partially offset by higher gross profit.
Interest Expense
Interest expense was $39 million for the six months ended July 30, 2023 compared with $30 million for the six months ended July 31, 2022. The increase was primarily attributable to borrowings on the Senior ABL Credit Facility and an increase in interest rates on our variable-rate debt.
Provision for Income Taxes
The provision for income taxes for the six months ended July 30, 2023 increased $3 million, or 4.4%, to $71 million compared with $68 million for the six months ended July 31, 2022. For the six months ended July 30, 2023 and July 31, 2022, our effective tax rate was 19.3% and 17.6%, respectively. The effective tax rate for each period reflects only the portion of net income that is attributable to taxable entities. The increase in the effective tax rate was attributable to exchanges of Partnership Interests by non-controlling interest holders.
Net Income
Net income for the six months ended July 30, 2023 decreased $22 million, or 6.9%, to $297 million compared with $319 million for the six months ended July 31, 2022. The decrease in net income was primarily attributable to higher SG&A and interest expense partially offset by higher gross profit.
Net Income Attributable to Non-controlling Interests
Net income attributable to non-controlling interests for the six months ended July 30, 2023 decreased $17 million, or 14.4%, to $101 million compared with $118 million for the six months ended July 31, 2022. The decrease was primarily attributable to exchanges of Partnership Interests by non-controlling interest holders and a 6.9% decline in net income.

Net Income Attributable to Core & Main, Inc.
Net income attributable to Core & Main, Inc. for the six months ended July 30, 2023 was decreased 2.5% to $196 million compared with $201 million for the six months ended July 31, 2022. The decrease was primarily attributable to a 6.9% decline in net income partially offset by decreased allocation to non-controlling interest holders following exchanges of Partnership Interests.
Earnings Per Share
The Class A common stock basic earnings per share for the six months ended July 30, 2023 decreased 3.3% to $1.16 compared with $1.20 for the six months ended July 31, 2022. The Class A common stock diluted earnings per share for the six months ended July 30, 2023 decreased 1.7% to $1.15 compared with $1.17 for the six months ended July 31, 2022. The decrease in basic earnings per share was attributable to a decline in net income and higher Class A share counts from exchanges of Partnership Interests. Diluted earnings per share decreased due to a decline in net income partially offset by lower share counts following the Repurchase Transactions.
Adjusted EBITDA
Adjusted EBITDA for the six months ended July 30, 2023 decreased $6 million, or 1.2%, to $490 million compared with $496 million for the six months ended July 31, 2022. The decrease in Adjusted EBITDA was primarily attributable to higher SG&A expenses partially offset by higher gross profit. For a reconciliation of Adjusted EBITDA to net income or net income attributable to Core & Main, Inc., the most comparable GAAP financial metric, as applicable, see “—Non-GAAP Financial Measures.”
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
As of July 30, 2023, our cash and cash equivalents totaled $20 million. We maintain our cash deposits according to a banking policy that requires diversification across a variety of highly-rated financial institutions. However, this could result in a concentration of cash and cash equivalents across these financial institutions in excess of Federal Deposit Insurance Corporation-insured limits.
As of July 30, 2023, we had $115 million in outstanding borrowings on our Senior ABL Credit Facility, which provides for borrowings of up to $1,250 million, subject to borrowing base availability. As of July 30, 2023, after giving effect to approximately $12 million of letters of credit issued under the Senior ABL Credit Facility, Core & Main LP would have been able to borrow approximately $1,123 million under the Senior ABL Credit Facility, subject to borrowing base availability. Our short term debt obligations of $15 million are related to quarterly amortization principal payments on the Senior Term Loan Facility.
We commenced payments under the Tax Receivable Agreements in fiscal year 2023, as the Company had a financing cash outflow related to the payment of $5 million under the Tax Receivable Agreements. The total payments under the Tax Receivable Agreements are expected to increase as a result of exchanges, including those exchanges made as part of the Secondary Offerings. Payments under the Tax Receivable Agreements are only required to be made to the extent that we utilize the corresponding tax deductions to reduce payments to federal, state and local taxing authorities. These payments are in an amount that represents 85% of the reduction in payments to federal, state and local taxing authorities. As such, the cash savings from the incremental tax deductions are expected to exceed the payments under the Tax Receivable Agreements over the life of these arrangements. Based on the anticipated filing date of income tax returns and contractual payment terms in the Tax Receivable Agreements, we expect these payments to occur two fiscal years after we utilize the corresponding tax deductions.
Further exchanges will result in additional tax deductions to us and require additional payables pursuant to Tax Receivable Agreements. The actual amount and timing of the additional payments under the Tax Receivable Agreements will vary depending upon a number of factors as discussed further in Note 7 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In addition to making distributions to Core & Main, Inc. to fund tax obligations and payments under the Tax Receivable Agreements, in accordance with the Partnership Agreement, Holdings also makes distributions to the Continuing Limited Partners representing the non-controlling interests of Core & Main, Inc. to fund their income tax obligations with various taxing authorities. The amount of these payments are dependent upon various factors, including the amount of taxable income allocated to them from Holdings, changes in the ownership percentage of the non-controlling interest holders, changes in tax rates and the timing of distributions relative to the corresponding tax year. Tax distributions to non-controlling interest holders were $25 million for the six months ended July 30, 2023. Further exchanges by the Continuing Limited Partners may result in lower tax distributions subject to any changes to income before provision to income taxes.
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
Additionally, we continuously evaluate our approach to our capital allocation, which may include acquisitions, greenfields, debt reduction (including through open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and opportunistic refinancing of debt), stock repurchases, dividends or other distributions. During fiscal 2023, we completed the Repurchase Transactions for total consideration of $473 million. For further details, refer to Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We may continue to return capital to our shareholders through dividends and/or additional share repurchases. The execution of these, and other, capital allocation activities may be at the discretion of, and subject to the approval by, our board of directors and will depend on our financial condition, earnings, liquidity and capital requirements, market conditions, level of indebtedness, contractual restrictions, compliance with our debt covenants, restrictions imposed by Delaware law, general business conditions and any other factors that our board of directors deems relevant in making any such determination. Therefore, there can be no assurance that we will engage in any or all of these actions or to what amount of capital we will allocate to each option. Our affiliates may also purchase our debt from time to time, through open market purchases or other transactions. In such cases, our debt may not be retired, in which case we would continue to pay interest in accordance with the terms of such debt and we would continue to reflect the debt as outstanding in our consolidated Balance Sheets.
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
Information about our cash flows, by category, is presented in the Condensed Consolidated Statements of Cash Flows and is summarized as follows:

	Six Months Ended
	July 30, 2023	July 31, 2022

Cash flows provided by (used in) operating activities	$402	$(60)
Cash flows used in investing activities	(164)	(56)
Cash flows (used in) provided by financing activities	(395)	115
Decrease in cash and cash equivalents	$(157)	$(1)
Operating Activities
Net cash provided by operating activities was $402 million for the six months ended July 30, 2023 compared with cash used in operating activities of $60 million for the six months ended July 31, 2022. The $462 million improvement in operating cash flows was primarily driven by a reduction in inventory due to more predictable product lead times in fiscal 2023 partially offset by a $32 million increase in interest payments.

Investing Activities
Net cash used in investing activities increased by $108 million to $164 million for the six months ended July 30, 2023 compared with $56 million for the six months ended July 31, 2022, primarily attributable to a $109 million increase in cash outflows for acquisitions during fiscal 2023.
Financing Activities
Net cash used in financing activities was $395 million for the six months ended July 30, 2023 compared with net cash provided by financing activities of $115 million for the six months ended July 31, 2022. The change of $510 million was primarily attributed to the cash outflow of $473 million for the Repurchase Transactions, a $27 million decrease in borrowings on the Senior ABL Credit Facility, an $8 million increase in distributions to non-controlling interest holders during fiscal 2023 and a $5 million payment pursuant to the Tax Receivable Agreements.
Financing
Our debt obligations (in millions) consist of the following:

	Current Aggregate Principal/Borrowing Capacity	Maturity Date	Interest
Senior Term Loan	$1,470	July 27, 2028
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

Interest Rate Swap(2)	900	July 27, 2026	Effective fixed rate of 3.293%, based upon the 0.693% fixed rate plus an effective applicable margin of 2.60% associated with the Senior Term Loan Facility.
(1)Aggregate amount of commitments under the asset-based revolving credit facility of $1,250 million overall, subject to borrowing base availability. There was $115 million outstanding under the Senior ABL Credit Facility as of July 30, 2023.
(2)Notional amount of $900 million as of July 30, 2023. The notional amount decreases to $800 million on July 27, 2024 and $700 million on July 27, 2025 through the instrument maturity on July 27, 2026.
Refer to Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of our debt obligations and the timing of future principal and interest payments including impacts from our interest rate swap.
Purchase Obligations
As of July 30, 2023, the Company had agreements in place with various suppliers to purchase goods and services, primarily inventory, in the aggregate amount of $1,144 million. These purchase obligations are generally cancelable, but the Company foresees no intent to cancel. Payments are generally expected to be made during fiscal 2023 and fiscal 2024 for these obligations.
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
The following table sets forth a reconciliation of net income or net income attributable to Core & Main, Inc. to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Net income attributable to Core & Main, Inc.	$110	$115	$196	$201
Plus: net income attributable to non-controlling interest	54	67	101	118
Net income	164	182	297	319
Depreciation and amortization (1)	37	34	73	70
Provision for income taxes	40	38	71	68
Interest expense	22	17	39	30
EBITDA	$263	$271	$480	$487
Equity-based compensation	3	4	5	7
Acquisition expenses (2)	3	2	3	2
Offering expenses (3)	1	—	2	—
Adjusted EBITDA	$270	$277	$490	$496
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
(3)Represents costs related to the Secondary Offerings reflected in SG&A expenses in our Statement of Operations.
Recently Issued and Adopted Accounting Pronouncements and Accounting Pronouncements Issued But Not Yet Adopted
Refer to Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on form 10-Q.

Critical Accounting Policies and Estimates
A summary of our significant accounting policies are discussed in Note 2 to the audited consolidated financial statements in our 2022 Annual Report on Form 10-K. The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates and assumptions are based on historical experiences and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results of operations and require management judgment. There have been no significant changes to these policies which have had a material impact on the Company’s interim unaudited condensed consolidated financial statements and related notes during the three and six months ended July 30, 2023.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of July 30, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These risks include fluctuations in interest rates and prices, including price fluctuations related to our commodity-based products.
Interest Rate Risk
Our credit facilities bear interest at a floating rate. Both the Senior Term Loan Facility and the Senior ABL Credit Facility bear interest generally equal to Term SOFR plus an applicable margin. As a result, we are exposed to fluctuations in interest rates to the extent of our net borrowings under the Senior Term Loan Facility and the Senior ABL Credit Facility. As of July 30, 2023, our net borrowings under the Senior Term Loan Facility and Senior ABL Credit Facility were $1,585 million. As such, excluding the impact of any interest rate swap, each one percentage point change in interest rates would result in an approximately $15 million change in the annual interest expense on the Senior Term Loan Facility. As of July 30, 2023, assuming availability under our Senior ABL Credit Facility was fully utilized, each one percentage point change in interest rates would result in an approximately $12 million change in annual interest expense. See “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Key Factors Affecting Our Business—Interest Rates.”
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports under the Exchange Act that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that, as of July 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
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
None.
b. Use of Proceeds from Public Offering of Common Stock
None.
c. Issuer Purchases of Equity Securities
The following is a summary of our repurchases of shares of Class A common stock during the three months ended July 30, 2023:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
May 1 - May 31(1)	12,393	$26.86	N/A	N/A
June 1 - June 30(1)(2)	3,135,042	28.22	N/A	N/A
July 1 - July 30	—	—	N/A	N/A
	3,147,435	$28.21	—	—

(1) Reflects repurchases by the Company of shares of our Class A common stock pursuant to employee tax withholding obligations and strike price settlement upon exercise of unit appreciation rights and vesting of restricted stock units pursuant to terms of the Company’s 2021 Omnibus Equity Incentive Plan, except for the transaction described in footnote (2) below.
(2) Includes the repurchase by the Company of 3,125,728 shares of our Class A common stock for a price per share of $28.215 on June 12, 2023 in connection with the June 2023 Repurchase Transaction (as defined in Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). The Company also repurchased 1,874,272 shares of our Class B common stock in connection with the June 2023 Repurchase Transaction for no additional consideration.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information
Item 408(a) of Regulation S-K requires the Company to disclose whether any of its directors or officer have adopted or terminated (i) any trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); and/or (ii) any written trading arrangement that meets the requirements of a “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K. During the quarter ended July 30, 2023, the following activity occurred requiring disclosure under Item 408(a) of Regulation S-K.
John W. Stephens, VP, Corp. Controller, adopted a new trading arrangement on June 20, 2023 providing for the sale of up to 88,500 aggregate shares of the Company’s Class A common stock between September 18, 2023 and March 18, 2024.
Mark R. Witkowski, Chief Financial Officer, adopted a new trading arrangement on June 21, 2023 providing for the sale of up to 120,000 aggregate shares of the Company’s Class A common stock between September 25, 2023 and April 30, 2024.
The Schaller Family GST Trust DTD 06/12/2020, affiliated with John R. Schaller, President, adopted a new trading arrangement on June 26, 2023 providing for the sale of up to 100,000 aggregate shares of the Company’s Class A common stock between December 14, 2023 and June 17, 2024.
The James G. Castellano 2021 Family Trust, affiliated with James G. Castellano, Director, adopted a new trading arrangement on June 26, 2023 providing for the sale of up to 25,000 aggregate shares of the Company’s Class A common stock between September 25, 2023 and March 25, 2024.
Bradford A. Cowles, President, adopted a new trading arrangement on July 14, 2023 providing for the sale of up to 100,000 aggregate shares of the Company’s Class A common stock between October 12, 2023 and April 12, 2024.
Each of the above trading arrangements is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s Policy on Trading in Securities.

Item 6. Exhibits

Exhibit Number	Description

10.1
Purchase and Redemption Agreement, dated as of June 6, 2023, by and among Core & Main, Inc., Core & Main Holdings, LP, CD&R Fund X Advisor Waterworks B, L.P., CD&R Fund X Waterworks B1, L.P., CD&R Fund X-A Waterworks B, L.P. and CD&R Waterworks Holdings, LLC (incorporated by reference to Exhibit 10.1 to Core & Main’s Current Report on Form 8-K, filed on June 12, 2023).

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

Date: September 6, 2023	CORE & MAIN, INC.

	By:	/s/ Stephen O. LeClair
Name: Stephen O. LeClair
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark R. Witkowski
Name: Mark R. Witkowski
Title: Chief Financial Officer
(Principal Financial Officer)