Form 10-Q
period 2023-10-29
Core & Main, Inc.
filed 2023-12-05
CIK 1856525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of December 1, 2023, there were 179,075,072 shares of the registrant’s Class A common stock, par value $0.01 per share, and 37,149,622 shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding.

Table of Contents

PAGE
Cautionary Note Regarding Forward-Looking Statements	3
Part I - Financial Information
Item 1. Financial Statements (unaudited)	5
Condensed Consolidated Balance Sheets as of October 29, 2023 and January 29, 2023 (unaudited)	5
Condensed Consolidated Statements of Operations for the three and nine month periods ended October 29, 2023 and October 30, 2022 (unaudited)	6
Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended October 29, 2023 and October 30, 2022 (unaudited)	7
Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and nine month periods ended October 29, 2023 and October 30, 2022 (unaudited)	8
Condensed Consolidated Statements of Cash Flows for the nine month periods ended October 29, 2023 and October 30, 2022 (unaudited)	10
Notes to the Condensed Consolidated Financial Statements (unaudited)	11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures about Market Risk	37
Item 4. Controls and Procedures	38

Part II - Other Information
Item 1. Legal Proceedings	39
Item 1A. Risk Factors	39
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3. Defaults Upon Senior Securities	41
Item 4. Mine Safety Disclosures	41
Item 5. Other Information	41
Item 6. Exhibits	42
Signatures	43

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CORE & MAIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Amounts in millions (except share and per share data), unaudited

	October 29, 2023	January 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$101	$177
Receivables, net of allowance for credit losses of $13 and $9, respectively	1,215	955
Inventories	824	1,047
Prepaid expenses and other current assets	31	32
Total current assets	2,171	2,211
Property, plant and equipment, net	142	105
Operating lease right-of-use assets	184	175
Intangible assets, net	782	795
Goodwill	1,552	1,535
Deferred income taxes	151	—
Other assets	85	88
Total assets	$5,067	$4,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$15	$15
Accounts payable	646	479
Accrued compensation and benefits	100	123
Current operating lease liabilities	54	54
Other current liabilities	106	55
Total current liabilities	921	726
Long-term debt	1,436	1,444
Non-current operating lease liabilities	130	121
Deferred income taxes	48	9
Payable to related parties pursuant to Tax Receivable Agreements	299	180
Other liabilities	18	19
Total liabilities	2,852	2,499
Commitments and contingencies
Class A common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 173,340,005 and 172,765,161 shares issued and outstanding as of October 29, 2023 and January 29, 2023, respectively	2	2
Class B common stock, par value $0.01 per share, 500,000,000 shares authorized, 47,889,727 and 73,229,675 shares issued and outstanding as of October 29, 2023 and January 29, 2023, respectively	—	1
Additional paid-in capital	1,227	1,241
Retained earnings	491	458
Accumulated other comprehensive income	49	45
Total stockholders’ equity attributable to Core & Main, Inc.	1,769	1,747
Non-controlling interests	446	663
Total stockholders’ equity	2,215	2,410
Total liabilities and stockholders’ equity	$5,067	$4,909

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in millions (except share and per share data), unaudited

	Three Months Ended		Nine Months Ended
	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022

Net sales	$1,827	$1,818	$5,262	$5,277
Cost of sales	1,333	1,318	3,828	3,855
Gross profit	494	500	1,434	1,422
Operating expenses:
Selling, general and administrative	240	231	701	667
Depreciation and amortization	37	35	109	104
Total operating expenses	277	266	810	771
Operating income	217	234	624	651
Interest expense	20	16	59	46
Income before provision for income taxes	197	218	565	605
Provision for income taxes	39	40	110	108
Net income	158	178	455	497
Less: net income attributable to non-controlling interests	46	67	147	185
Net income attributable to Core & Main, Inc.	$112	$111	$308	$312

Earnings per share
Basic	$0.65	$0.65	$1.81	$1.85
Diluted	$0.65	$0.65	$1.80	$1.82
Number of shares used in computing EPS
Basic	170,999,291	170,027,629	169,989,859	168,485,011
Diluted	224,686,413	246,262,224	232,485,740	246,198,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Amounts in millions, unaudited

	Three Months Ended		Nine Months Ended
	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022

Net income	$158	$178	$455	$497
Net interest rate swap (loss) gain, net of tax (expense) of $(1), $(6), $(1) and $(12), respectively	(4)	32	(4)	60
Total comprehensive income	154	210	451	557
Less: comprehensive income attributable to non-controlling interests	45	79	145	208
Total comprehensive income attributable to Core & Main, Inc.	$109	$131	$306	$349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Amounts in millions (except share and per share data), unaudited

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interests	Total Stockholders’ Equity
Balances at January 29, 2023	172,765,161	$2	73,229,675	$1	$1,241	$45	$458	$663	$2,410
Net income	—	—	—	—	—	—	86	47	133
Equity-based compensation	—	—	—	—	1	—	—	1	2
Net interest rate swap loss, net of tax	—	—	—	—	—	(5)	—	(3)	(8)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(17)	(17)
Repurchase and Retirement of Class A and Class B shares and corresponding Partnership Interest	(9,377,183)	—	(5,622,817)	—	(83)	—	(141)	(108)	(332)
Exchange of Partnership Interests and Class B Shares for Class A Shares	2,325,080	—	(2,325,080)	—	18	1	—	(19)	—
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	18	—	—	—	18
Establishment of Tax Receivable Agreement liabilities	—	—	—	—	(14)	—	—	—	(14)
Activity under equity-based compensation plans, net of tax withholdings	93,460	—	—	—	—	—	—	—	—
Balances at April 30, 2023	165,806,518	2	65,281,778	1	1,181	41	403	564	2,192
Net income	—	—	—	—	—	—	110	54	164
Equity-based compensation	—	—	—	—	2	—	—	1	3
Net interest rate swap gain, net of tax	—	—	—	—	—	6	—	2	8
Distributions to non-controlling interest holders	—	—	—	—	(2)	—	—	(10)	(12)
Repurchase and Retirement of Class A and Class B shares and corresponding Partnership Interest	(3,125,728)	—	(1,874,272)	—	(32)	—	(66)	(43)	(141)
Exchange of Partnership Interests and Class B Shares for Class A Shares	5,770,323	—	(5,773,493)	—	48	2	—	(50)	—
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	45	—	—	—	45
Establishment of Tax Receivable Agreement liabilities	—	—	—	—	(47)	—	—	—	(47)
Activity under equity-based compensation plans, net of tax withholdings	139,877	—	—	—	1	—	—	—	1
Balances at July 30, 2023	168,590,990	2	57,634,013	1	1,196	49	447	518	2,213
Net income	—	—	—	—	—	—	112	46	158
Equity-based compensation	—	—	—	—	2	—	—	1	3
Net interest rate swap loss, net of tax	—	—	—	—	—	(3)	—	(1)	(4)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(7)	(7)
Repurchase and Retirement of Class A and Class B shares and corresponding Partnership Interest	(3,125,728)	—	(1,874,272)	—	(35)	—	(68)	(42)	(145)
Exchange of Partnership Interests and Class B Shares for Class A Shares	7,847,494	—	(7,870,014)	(1)	67	3		(69)	—
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	65	—	—	—	65
Establishment of Tax Receivable Agreement liabilities	—	—	—	—	(68)	—	—	—	(68)
Activity under equity-based compensation plans, net of tax withholdings	27,249	—	—	—	—	—	—	—	—
Balances at October 29, 2023	173,340,005	$2	47,889,727	$—	$1,227	$49	$491	$446	$2,215

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interests	Total Stockholders’ Equity
Balances at January 30, 2022	167,522,403	$2	78,398,141	$1	$1,214	$16	$92	$506	$1,831
Net income	—	—	—	—	—	—	86	51	137
Equity-based compensation	—	—	—	—	2	—	—	1	3
Net interest rate swap gain, net of tax	—	—	—	—	—	23	—	14	37
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(3)	(3)
Exchange of Partnership Interests and Class B Shares for Class A Shares	55,595	—	(55,713)	—	—	—	—	—	—
Adjustment of deferred tax liability associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	1	—	—	—	1
Activity under equity-based compensation plans, net of tax withholdings	1,321	—	—	—	—	—	—	—	—
Forfeiture of Class A Shares and Partnership Interests	(20)	—	(34,703)	—	—	—	—	—	—
Non-controlling interest adjustments for vesting of Core & Main Holdings, LP Partnership Interests held by non-controlling interests	—	—	—	—	(1)	—	—	1	—
Balances at May 1, 2022	167,579,299	2	78,307,725	1	1,216	39	178	570	2,006
Net income	—	—	—	—	—	—	115	67	182
Equity-based compensation	—	—	—	—	3	—	—	1	4
Net interest rate swap loss, net of tax	—	—	—	—	—	(6)	—	(3)	(9)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(17)	(17)
Exchange of Partnership Interests and Class B Shares for Class A Shares	377,321	—	(377,321)	—	3	—	—	(3)	—
Adjustment of deferred tax liability associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	1	—	—	—	1
Impact of Tax Receivable Agreements	—	—	—	—	(2)	—	—	—	(2)
Activity under equity-based compensation plans, net of tax withholdings	6,955	—	—	—	—	—	—	—	—
Balances at July 31, 2022	167,963,575	2	77,930,404	1	1,221	33	293	615	2,165
Net income	—	—	—	—	—	—	111	67	178
Equity-based compensation	—	—	—	—	2	—	—	—	2
Net interest rate swap gain, net of tax	—	—	—	—	—	20	—	12	32
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(21)	(21)
Exchange of Partnership Interests and Class B Shares for Class A Shares	4,431,479	—	(4,431,479)	—	34	2	—	(36)	—
Adjustment of deferred tax liability associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	27	—	—	—	27
Impact of Tax Receivable Agreements	—	—	—	—	(31)	—	—	—	(31)
Activity under equity-based compensation plans, net of tax withholdings	1,942	—	—	—	—	—	—	—	—
Non-controlling interest adjustments for purchase of Partnership Interests and vesting of Core & Main Holdings, LP Partnership Interests held by non-controlling interests	—	—	—	—	(11)	—	—	11	—
Balances at October 30, 2022	172,396,996	$2	73,498,925	$1	$1,242	$55	$404	$648	$2,352

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in millions, unaudited

	Nine Months Ended
	October 29, 2023	October 30, 2022
Cash Flows From Operating Activities:
Net income	$455	$497
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	114	110
Equity-based compensation expense	8	9
Other	11	(10)
Changes in assets and liabilities:
(Increase) decrease in receivables	(236)	(373)
(Increase) decrease in inventories	256	(255)
(Increase) decrease in other assets	1	(10)
Increase (decrease) in accounts payable	157	84
Increase (decrease) in accrued liabilities	8	42
Increase (decrease) in other liabilities	1	—
Net cash provided by operating activities	775	94
Cash Flows From Investing Activities:
Capital expenditures	(34)	(20)
Acquisitions of businesses, net of cash acquired	(151)	(114)
Proceeds from the sale of property and equipment	3	1
Net cash used in investing activities	(182)	(133)
Cash Flows From Financing Activities:
Repurchase and retirement of partnership interests	(618)	—
Distributions to non-controlling interest holders	(33)	(39)
Payments pursuant to Tax Receivable Agreements	(5)	—
Borrowings on asset-based revolving credit facility	235	244
Repayments on asset-based revolving credit facility	(235)	(154)
Repayments of long-term debt	(11)	(11)
Debt issuance costs	—	(2)
Other	(2)	—
Net cash (used in) provided by financing activities	(669)	38
Decrease in cash and cash equivalents	(76)	(1)
Cash and cash equivalents at the beginning of the period	177	1
Cash and cash equivalents at the end of the period	$101	$—

Cash paid for interest (excluding effects of interest rate swap)	$89	$47
Cash paid for taxes	82	107

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
Secondary Offerings and Repurchase Transactions
On April 14, 2023, a secondary public offering of 5,000,000 shares of Class A common stock on behalf of certain selling stockholders affiliated with Clayton, Dubilier & Rice, LLC (the “Selling Stockholders”) was completed at a price to the public of $22.151 per share (the “April 2023 Secondary Offering”). As part of the April 2023 Secondary Offering, 1,874,272 limited partnership interests of Holdings (“Partnership Interests”) were exchanged, together with the retirement of a corresponding number of shares of Class B common stock, for an equal number of shares of Class A common stock, which were a portion of the shares sold by the Selling Stockholders. These shares were sold along with an existing 3,125,728 shares of Class A common stock held by the Selling Stockholders.
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
On June 12, 2023, a secondary public offering of 14,000,000 shares of Class A common stock on behalf of the Selling Stockholders was completed at a price to the public of $28.215 per share (the “June 2023 Secondary Offering”). As part of the June 2023 Secondary Offering, 5,247,962 Partnership Interests were exchanged, together with the retirement of a corresponding number of shares of Class B common stock, for an equal number of shares of Class A common stock, which were a portion of the shares sold by the Selling Stockholders. These shares were sold along with an existing 8,752,038 shares of Class A common stock held by the Selling Stockholders.
Concurrently with the completion of the June 2023 Secondary Offering, (i) the Company repurchased from the Selling Stockholders an aggregate of 3,125,728 shares of our Class A common stock, with Holdings redeeming from the Company a corresponding number of Partnership Interests, and (ii) Holdings redeemed from one of the Selling Stockholders 1,874,272 Partnership Interests, with the Company repurchasing a corresponding number of shares of our Class B common stock from such Selling Stockholder for no additional consideration, with each repurchase of Class A common stock and redemption of Partnership Interests at the same price per share of $28.215 paid by the underwriter to the Selling Stockholders in the June 2023 Secondary Offering for total consideration paid of $141 million (collectively, the "June 2023 Repurchase Transaction").

On September 19, 2023, a secondary public offering of 18,000,000 shares of Class A common stock on behalf of the Selling Stockholders was completed at a price to the public of $29.015 per share (the “September 2023 Secondary Offering” and, together with the April 2023 Secondary Offering and the June 2023 Secondary Offering, the “Secondary Offerings”). As part of the September 2023 Secondary Offering, 6,747,380 Partnership Interests were exchanged, together with the retirement of a corresponding number of shares of Class B common stock, for an equal number of shares of Class A common stock, which were a portion of the shares sold by the Selling Stockholders. These shares were sold along with an existing 11,252,620 shares of Class A common stock held by the Selling Stockholders.
Concurrently with the completion of the September 2023 Secondary Offering, (i) the Company repurchased from the Selling Stockholders an aggregate of 3,125,728 shares of our Class A common stock, with Holdings redeeming from the Company a corresponding number of Partnership Interests, and (ii) Holdings redeemed from one of the Selling Stockholders 1,874,272 Partnership Interests, with the Company repurchasing a corresponding number of shares of our Class B common stock from such Selling Stockholder for no additional consideration, with each repurchase of Class A common stock and redemption of Partnership Interests at the same price per share of $29.015 paid by the underwriter to the Selling Stockholders in the September 2023 Secondary Offering for total consideration paid of $145 million (collectively, the "September 2023 Repurchase Transaction" and, together with the April 2023 Repurchase Transaction and the June 2023 Repurchase Transaction, the “Repurchase Transactions”).
The Company did not receive any of the proceeds from the Secondary Offerings. The Company paid the costs associated with the sale of shares by the Selling Stockholders in the Secondary Offerings, other than underwriting discounts and commissions.
Shareholder Ownership
The shareholder ownership as of October 29, 2023 includes the following:
•the shareholders of Core & Main, excluding the Continuing Limited Partners and Former Limited Partners (each as defined below), collectively held 111,576,293 shares of Class A common stock;
•the Former Limited Partners collectively held 61,762,345 shares of Class A common stock;
•Core & Main, directly or indirectly through our wholly-owned subsidiary, held 173,340,005 Partnership Interests; and
•the Continuing Limited Partners collectively held 1,367 shares of Class A common stock, 47,889,727 Partnership Interests and 47,889,727 shares of Class B common stock.
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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements present the results of operations, financial position and cash flows of Core & Main and its subsidiaries, which includes the consolidated financial statements of Holdings and its consolidated subsidiary, Core & Main LP, as the legal entity that conducts the operations of the Company. Holdings is considered a variable interest entity. Core & Main is the primary beneficiary and general partner of Holdings and has decision making authority that significantly affects the economic performance of Holdings. As a result, Core & Main consolidates the consolidated financial statements of Holdings. All intercompany balances and transactions have been eliminated in consolidation. The Company records non-controlling interests related to Partnership Interests held by the Continuing Limited Partners in Holdings on its consolidated statements of operations and comprehensive income. The Partnership Interests held by the Continuing Limited Partners are reflected as non-controlling interests in Core & Main’s consolidated Balance Sheets.
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
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. Each of the three months ended October 29, 2023 and three months ended October 30, 2022 included 13 weeks and each of the nine months ended October 29, 2023 and nine months ended October 30, 2022 included 39 weeks. The current fiscal year ending January 28, 2024 (“fiscal 2023”) will include 52 weeks.
Estimates
Management has made a number of estimates and assumptions relating to the reporting of certain assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses in preparing the elements of these financial statements in conformity with U.S. GAAP. Actual results could differ from these estimates.
Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 to the audited consolidated financial statements in our 2022 Annual Report on Form 10-K. There have been no significant changes to these policies which have had a material impact on the Company’s interim unaudited condensed consolidated financial statements and related notes during the three and nine months ended October 29, 2023.
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
3)    REVENUE
Disaggregation of Revenue
The following table represents net sales disaggregated by product category:

	Three Months Ended		Nine Months Ended
Product Category	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Pipes, valves & fittings products	$1,222	$1,238	$3,579	$3,639
Storm drainage products	290	282	783	757
Fire protection products	170	180	513	544
Meter products	145	118	387	337
Total net sales	$1,827	$1,818	$5,262	$5,277
4)    ACQUISITIONS
The Company made various acquisitions during the nine months ended October 29, 2023 (the “Fiscal 2023 Acquisitions”) and the nine months ended October 30, 2022 (the "Fiscal 2022 Acquisitions") with an aggregate transaction value of $161 million and $110 million, subject to working capital adjustments, respectively. These transactions were funded with cash.
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

Fiscal 2022 Acquisitions
•On October 10, 2022, the Company acquired certain assets and assumed certain liabilities of Distributors, Inc. (“Distributors”). Distributors has one location and distributes fire protection products.
•On October 3, 2022, the Company acquired certain assets and assumed certain liabilities of the municipal waterworks division of Trumbull Industries, Inc., and acquired certain assets and assumed certain liabilities of an affiliated entity, Trumbull Manufacturing, Inc. (collectively “Trumbull”). Trumbull has three locations and distributes a variety of infrastructure products to the waterworks industry.
•On August 8, 2022, the Company acquired certain assets and assumed certain liabilities of Inland Water Works Supply, Co. (“Inland”). Inland has one location and distributes waterworks products.
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
The following table represents the preliminary allocation of the transaction price to the fair value of identifiable assets acquired and liabilities assumed in the Fiscal 2023 Acquisitions and final allocation of the transaction price to the fair value of identifiable assets acquired and liabilities assumed in the Fiscal 2022 Acquisitions:

	Fiscal 2023 Acquisitions	Fiscal 2022 Acquisitions
Cash	$5	$—
Receivables	28	19
Inventories	38	36
Intangible assets	76	40
Goodwill	17	20
Property, plant and equipment	24	7
Operating lease right-of-use assets	7	5
Other assets, current and non-current	4	4
Total assets acquired	199	131
Accounts payable	9	9
Deferred income taxes	8	—
Operating lease liabilities, current and non-current	7	5
Deferred consideration	10	2
Other liabilities, current and non-current	6	1
Net assets acquired	$159	$114
The net outflow of cash in respect of the purchase of businesses is as follows:

	Fiscal 2023 Acquisitions	Fiscal 2022 Acquisitions
Net assets acquired	$159	$114
Less: Working capital adjustment	(3)	—
Less: Cash acquired in acquisition	(5)	—
Total consideration, net of cash; investing cash outflow	$151	$114
In the above transactions, to the extent applicable, the excess of purchase price over net tangible and intangible assets acquired resulted in goodwill, which represents the assembled workforce and anticipated long-term growth in new markets, customers and products. Goodwill of $3 million and $20 million associated with the Fiscal 2023 Acquisitions and Fiscal 2022 Acquisitions, respectively, are fully deductible by the Company for U.S. income tax purposes.

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
A summary of the intangible asset acquired and assumptions utilized in the valuation for the Fiscal 2023 Acquisitions and Fiscal 2022 Acquisitions is as follows:

	Intangible Asset Amount	Weighted Average Amortization Period	Weighted Average Discount Rate	Weighted Average Attrition Rate
Customer Relationships
Fiscal 2023 Acquisitions	$76	10 years	16.2%	12.6%
Fiscal 2022 Acquisitions	40	10 years	15.5%	12.0%
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
5)    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The carrying amount of the Company’s goodwill included in its Balance Sheets is as follows:

	October 29, 2023	January 29, 2023
Gross Goodwill	$1,552	$1,535
Accumulated Impairment	—	—
Net Goodwill	$1,552	$1,535
The changes in the carrying amount of goodwill are as follows:

Nine Months Ended
October 29, 2023
Beginning Balance	$1,535
Goodwill acquired during the year	17
Ending balance	$1,552
Goodwill acquired during the nine months ended October 29, 2023 was related to the Fiscal 2023 Acquisitions, as further described in Note 4.
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

Intangible Assets
The Company’s intangible assets included in its Balance Sheets consist of the following:

	October 29, 2023			January 29, 2023
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Customer relationships	$1,466	$687	$779	$1,390	$597	$793
Other intangible assets	7	4	3	5	3	2
Total	$1,473	$691	$782	$1,395	$600	$795
Amortization expense related to intangible assets was as follows:

	Three Months Ended		Nine Months Ended
	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Amortization expense	$31	$30	$91	$89
The estimated aggregate amortization expense on intangible assets owned by the Company for the remainder of fiscal 2023 and the next four full fiscal years is expected to be as follows:

Fiscal 2023	$31
Fiscal 2024	116
Fiscal 2025	108
Fiscal 2026	99
Fiscal 2027	92

6)    DEBT
Debt consisted of the following:

	October 29, 2023		January 29, 2023
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
Senior Term Loan due July 2028	$15	$—	$15	$—
Long-term debt:
Senior ABL Credit Facility due July 2026	—	—	—	—
Senior Term Loan due July 2028	1,451	15	1,463	19
	1,451	15	1,463	19
Total	$1,466	$15	$1,478	$19
The Company’s debt obligations as of October 29, 2023 included the following debt agreements:
Senior Term Loan Facility
On February 26, 2023, Core & Main LP amended the terms of the $1,500 million seven-year senior term loan which matures on July 27, 2028 (as amended, the “Senior Term Loan Facility”) in order to implement a forward-looking rate based on Term SOFR in lieu of LIBOR. The Senior Term Loan Facility requires quarterly principal payments, payable on the last business day of each fiscal quarter in an amount equal to approximately 0.25% of the original principal amount of the Senior Term Loan Facility. The remaining balance is payable upon final maturity of the Senior Term Loan Facility on July 27, 2028. The Senior Term Loan Facility bears interest at a rate equal to (i) Term SOFR plus, in each case, an effective applicable margin of 2.60% or (ii) the base rate, which will be the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) the overnight federal funds rate plus 0.50% per annum and (z) one-month Term SOFR (adjusted for maximum reserves) plus 1.00% per annum, plus, in each case, an applicable margin of 1.50%. The Senior Term Loan Facility is subject to a Term SOFR “floor” of 0.00%. The weighted average interest rate, excluding the effect of the interest rate swap, of Core & Main LP’s outstanding borrowings under the Senior Term Loan Facility as of October 29, 2023 was 7.97%. See further discussion of the interest rate swap below. Based on quotes from financial institutions (i.e., level 2 of the fair value hierarchy), the fair value of the Senior Term Loan Facility was $1,461 million as of October 29, 2023.
Asset-Based Credit Facility
Core & Main LP has a senior asset-based revolving credit facility with a borrowing capacity of up to $1,250 million, subject to borrowing base availability, with a maturity date of July 27, 2026 (the “Senior ABL Credit Facility”). Borrowings under the Senior ABL Credit Facility bear interest at either a Term SOFR rate plus an applicable margin ranging from 1.25% to 1.75%, or an alternate base rate plus an applicable margin ranging from 0.25% to 0.75%, depending on the borrowing capacity under the Senior ABL Credit Facility. Additionally, Core & Main LP pays a fee of 0.25% on unfunded commitments under the Senior ABL Credit Facility. There were no amounts outstanding under the Senior ABL Credit Facility as of October 29, 2023 and January 29, 2023.
The aforementioned debt agreements include customary affirmative and negative covenants, which include, among other things, restrictions on Core & Main LP’s ability to make distributions, pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. The Senior Term Loan Facility may require accelerated repayment based upon cash flows generated in excess of operating and investing requirements when the Consolidated Secured Leverage Ratio (as defined in the agreement governing the Senior Term Loan Facility) is greater than or equal to 3.25. In addition, the Senior ABL Credit Facility requires Core & Main LP to comply with a consolidated fixed charge coverage ratio of greater than or equal to 1.00 when availability under the Senior ABL Credit Facility is less than 10.0% of the lesser of (i) the then applicable borrowing base or (ii) the then aggregate effective commitments. The Company was in compliance with all debt covenants as of October 29, 2023.
Substantially all of Core & Main LP’s assets are pledged as collateral for the Senior Term Loan Facility and the Senior ABL Credit Facility.

The aggregate amount of debt payments for the remainder of fiscal 2023 and the next four full fiscal years are as follows:

Fiscal 2023	$4
Fiscal 2024	15
Fiscal 2025	15
Fiscal 2026	15
Fiscal 2027	15
Interest Rate Swaps
On February 26, 2023, Core & Main LP amended the terms of the instrument to adjust the fixed interest rate to 0.693% and receive payments based upon the one-month Term SOFR rate, based on notional amounts associated with borrowings under the Senior Term Loan Facility. The interest rate swap has a notional amount of $900 million as of October 29, 2023. The notional amount decreases to $800 million on July 27, 2024 and $700 million on July 27, 2025 through the instrument maturity on July 27, 2026. This instrument is intended to reduce the Company's exposure to variable interest rates under the Senior Term Loan Facility. As of October 29, 2023, this instrument resulted in an effective fixed rate of 3.293%, based upon the 0.693% fixed rate plus an effective applicable margin of 2.60%.
The fair value of this cash flow interest rate swap was an $82 million and $84 million asset as of October 29, 2023 and January 29, 2023, respectively, which is included within other assets in the Balance Sheet. The cash flows related to settlement of the interest rate swap are classified in the consolidated statements of cash flows based on the nature of the underlying hedged items. Fair value is based upon the present value of future cash flows under the terms of the contract and observable market inputs (level 2). Significant inputs used in determining fair value include forward-looking one-month Term SOFR rates and the discount rate applied to projected cash flows.

	Three Months Ended		Nine Months Ended
Accumulated Other Comprehensive Income	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Beginning of period balance	$70	$54	$70	$26
Measurement adjustment gain (loss) for interest rate swap	8	43	29	77
Reclassification of (income) to interest expense	(11)	(5)	(32)	(5)
Tax benefit (expense) on interest rate swap adjustments
Measurement adjustment gain (loss) for interest rate swap	(1)	(7)	(5)	(13)
Reclassification of (income) to interest expense	—	1	4	1
End of period balance	$66	$86	$66	$86
As of October 29, 2023, the Company estimates $41 million of the cash flow interest rate swap gains will be reclassified from accumulated other comprehensive income into earnings over the next 12 months.
7)    INCOME TAXES
For the three months ended October 29, 2023 and October 30, 2022, the Company’s effective tax rate was 19.8% and 18.3%, respectively. For the nine months ended October 29, 2023 and October 30, 2022, the Company's effective tax rate was 19.5% and 17.9%, respectively. The variations between the Company's estimated effective tax rate and the U.S. and state statutory rates are primarily due to the portion of the Company's earnings attributable to non-controlling interests following the Reorganization Transactions.
Tax Receivable Agreements and Reorganization Transactions
In connection with the Reorganization Transactions and the IPO, Core & Main entered into a tax receivable agreement with the Former Limited Partners (the “Former Limited Partners Tax Receivable Agreement”) and a tax receivable agreement with the Continuing Limited Partners (the “Continuing Limited Partners Tax Receivable Agreement”) (collectively, the “Tax Receivable Agreements”). Core & Main expects to generate additional tax attributes, associated with future exchanges of Partnership Interests by Continuing Limited Partners, that will reduce amounts that it would otherwise pay in the future to various taxing authorities. The Tax Receivable Agreements provide for the payment to either the Former Limited Partners or Continuing Limited Partners, or their permitted transferees, of 85% of the tax benefits realized by the Company, or in some circumstances are deemed to realize.

The Company recorded payables to related parties pursuant to the Tax Receivable Agreements of $310 million and $185 million as of October 29, 2023 and January 29, 2023, respectively. In fiscal 2023, the Company had a financing cash outflow related to the payment of $5 million under the Former Limited Partner Tax Receivable Agreements. Payments under the Tax Receivable Agreements within the next 12 months are expected to be $11 million, which is included within other current liabilities in the Balance Sheet.
The actual amount and timing of any payments under the Tax Receivable Agreements will vary depending upon a number of factors, including the timing of exchanges by the holders of Partnership Interests, the amount of gain recognized by such holders of Partnership Interests, the amount and timing of the taxable income the Company generates in the future and the federal tax rates then applicable. Assuming (i) that the Continuing Limited Partners exchanged all of their Partnership Interests at $29.43 per share of our Class A common stock (the closing stock price on October 27, 2023), (ii) no material changes in relevant tax law, (iii) a constant corporate tax rate of 25.1%, which represents a pro forma tax rate that includes a provision for U.S. federal income taxes and assumes the highest statutory rate apportioned to each state and local jurisdiction and (iv) that the Company earns sufficient taxable income in each year to realize on a current basis all tax benefits that are subject to the Continuing Limited Partners Tax Receivable Agreement, the Company would recognize a deferred tax asset (subject to offset with existing deferred tax liabilities) of approximately $472 million and a Continuing Limited Partners Tax Receivable Agreement liability of approximately $401 million, payable to the Continuing Limited Partners over the life of the Continuing Limited Partners Tax Receivable Agreement. The full exchange by the Continuing Limited Partners will also decrease Core & Main's aforementioned deferred tax asset associated with its investment in Holdings by $127 million. The foregoing amounts are estimates and subject to change.
8)    SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Receivables
Receivables consisted of the following:

	October 29, 2023	January 29, 2023
Trade receivables, net of allowance for credit losses	$1,132	$851
Supplier rebate receivables	83	104
Receivables, net of allowance for credit losses	$1,215	$955
Depreciation Expense
Depreciation expense is classified within cost of sales and depreciation and amortization within the Statement of Operations. Depreciation expense related to property, plant and equipment, including capitalized software, was as follows:

	Three Months Ended		Nine Months Ended
	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Depreciation expense	$7	$6	$20	$17
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following:

	October 29, 2023	January 29, 2023
Accrued bonuses and commissions	$72	$100
Other compensation and benefits	28	23
Accrued compensation and benefits	$100	$123

Leases
The table below presents cash and non-cash impacts associated with leases:

	Nine Months Ended
	October 29, 2023	October 30, 2022
Operating cash flow payments for operating lease liabilities	$40	$37
Operating cash flow payments for non-lease components	18	13

Right-of-use assets obtained in exchange for new operating lease liabilities	$43	$44
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

	Partnership Interests			Ownership Percentage
	Core & Main	Continuing Limited Partners	Total	Core & Main	Continuing Limited Partners	Total
Balances as of January 29, 2023	172,765,161	72,471,473	245,236,634	70.4%	29.6%	100.0%
Retirement of Partnership Interests	(15,628,639)	(9,371,361)	(25,000,000)	0.9	(0.9)	—
Issuance of Partnership Interests	260,586	—	260,586	0.1	(0.1)	—
Exchange of Partnership Interests	15,942,897	(15,968,587)	(25,690)	7.2	(7.2)	—
Vesting of Partnership Interests	—	364,254	364,254	(0.1)	0.1	—
Balances as of October 29, 2023	173,340,005	47,495,779	220,835,784	78.5%	21.5%	100.0%

10)    BASIC AND DILUTED EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per share for the three and nine months ended October 29, 2023 and October 30, 2022.
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

	Three Months Ended		Nine Months Ended
Basic earnings per share:	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Net income	$158	$178	$455	$497
Net income attributable to non-controlling interests	46	67	147	185
Net income available to Class A common stock	112	111	308	312
Weighted average shares outstanding	170,999,291	170,027,629	169,989,859	168,485,011
Net income per share	$0.65	$0.65	$1.81	$1.85
Diluted earnings per share:
Net income available to common shareholders - basic	$112	$111	$308	$312
Increase to net income attributable to dilutive instruments	34	49	110	137
Net income available to common shareholders - diluted	146	160	418	449
Weighted average shares outstanding - basic	170,999,291	170,027,629	169,989,859	168,485,011
Incremental shares of common stock attributable to dilutive instruments	53,687,122	76,234,595	62,495,881	77,713,811
Weighted average shares outstanding - diluted	224,686,413	246,262,224	232,485,740	246,198,822
Net income per share - diluted	$0.65	$0.65	$1.80	$1.82
11)    RELATED PARTIES
CD&R affiliates
During each of the three and nine months ended October 29, 2023, the Company had less than $1 million and $2 million of purchases of product, respectively, from affiliates of Clayton, Dubilier & Rice, LLC (“CD&R”), including other companies invested in by funds affiliated with or managed by CD&R (the “CD&R Funds”). During the three and nine months ended October 30, 2022, the Company had less than $1 million and $1 million in purchases of product, respectively, from affiliates of CD&R, including other companies invested in by funds affiliated with the CD&R Funds. There were no amounts payable to affiliates of CD&R at October 29, 2023 and January 29, 2023. There were $1 million and $8 million in sales to affiliates of CD&R for the three and nine months ended October 29, 2023, respectively. There was less than $1 million and $2 million in sales to affiliates of CD&R for the three and nine months October 30, 2022, respectively. The Company had $1 million and $2 million amounts receivable from affiliates of CD&R at October 29, 2023 and January 29, 2023, respectively.
Tax Receivable Agreements
In connection with the Reorganization Transactions, Core & Main entered into the Former Limited Partners Tax Receivable Agreement with the Former Limited Partners and the Continuing Limited Partners Tax Receivable Agreement with the Continuing Limited Partners. See further discussion in Note 7.

Exchange Agreement
In connection with the Reorganization Transactions, Core & Main entered into the Exchange Agreement, dated as of July 22, 2021 (as amended, the “Exchange Agreement”), by and among Core & Main Holdings, LP and Core & Main Management Feeder, LLC. Pursuant to the Exchange Agreement, the Continuing Limited Partners (or their permitted transferees) will have the right, subject to the terms of the Exchange Agreement, to exchange their Partnership Interests, together with the retirement of a corresponding number of shares of Class B common stock, for shares of Class A common stock generally on a one-for-one basis or for cash in limited circumstances as specified in the Exchange Agreement. Holders of Partnership Interests will not have the right to exchange Partnership Interests if Core & Main determines that such exchange would be prohibited by law or regulation or would violate other agreements with Core & Main or its subsidiaries to which the holder of Partnership Interests may be subject. Core & Main may also refuse to honor any request to effect an exchange if it determines such exchange would pose a material risk that Holdings would be treated as a “publicly traded partnership” for U.S. federal income tax purposes. Notwithstanding the foregoing, the Continuing Limited Partners are generally permitted to exchange Partnership Interests, subject to the terms of the Exchange Agreement.
The Exchange Agreement also provides that, in connection with any such exchange, to the extent that Holdings has, since consummation of the Reorganization Transactions and the IPO, made distributions to the applicable Continuing Limited Partner that are proportionately lesser or greater than the distributions made to Core & Main, on a pro rata basis, the number of shares of Class A common stock to be issued or cash to be paid to such Continuing Limited Partner will be adjusted to take into account the amount of such discrepancy that is allocable to the Partnership Interests, and Class B common stock, subject to such exchange. As of October 29, 2023, the Company had shareholder receivables of $8 million recorded within additional paid in capital related to distributions in excess of shareholders’ pro rata share. Core & Main expects to cause Holdings to make distributions to its partners in such a manner as generally to limit increases to the number of shares of Class A common stock to be issued or cash to be paid to exchanging Continuing Limited Partners in connection with the adjustment described in the preceding sentence.
12)    SUBSEQUENT EVENTS
Management has evaluated events or transactions that may have occurred that would merit recognition or disclosure in the condensed consolidated financial statements.
Secondary Offering and Repurchase Transaction
On November 9, 2023, a secondary public offering of 19,000,000 shares of Class A common stock on behalf of the Selling Stockholders was completed at a price to the public of $30.440 per share (the “November 2023 Secondary Offering”). As part of the November 2023 Secondary Offering, the underwriters were granted an option to purchase an additional 2,850,000 shares of Class A common stock (the “November Underwriter Option Exercise”). As part of the November 2023 Secondary Offering, 7,122,234 limited partner interests of Holdings (“Partnership Interests”) were exchanged, together with the retirement of a corresponding number of shares of Class B common stock, for an equal number of shares of Class A common stock, which were a portion of the shares sold by the Selling Stockholders. These shares were sold along with an existing 11,877,766 shares of Class A common stock held by the Selling Stockholders. On November 15, 2023 the underwriters exercised their option and purchased an additional 2,850,000 shares of Class A common stock from the Selling Stockholders.
Concurrently with the completion of the November 2023 Secondary Offering, (i) the Company repurchased from the Selling Stockholders an aggregate of 3,125,728 shares of our Class A common stock, with Holdings redeeming from the Company a corresponding number of Partnership Interests, and (ii) Holdings redeemed from one of the Selling Stockholders 1,874,272 Partnership Interests, with the Company repurchasing a corresponding number of shares of our Class B common stock from such Selling Stockholder for no additional consideration, with each repurchase of Class A common stock and redemption of Partnership Interests at the same price per share of $30.440 paid by the underwriter to the Selling Stockholders in the November 2023 Secondary Offering for total consideration paid of $152 million (collectively, the "November 2023 Repurchase Transaction").
The Company did not receive any of the proceeds from the November 2023 Secondary Offering or November Underwriter Option Exercise. The Company paid the costs associated with the sale of shares by the Selling Stockholders in the November 2023 Secondary Offering and November Underwriter Option Exercise, other than underwriting discounts and commissions.

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
Basis of Presentation
The Company is a holding company and its primary material asset is its direct and indirect ownership interest in Core & Main Holdings, LP, a Delaware limited partnership (“Holdings”). Holdings has no operations and no material assets of its own other than its indirect ownership interest in Core & Main LP, a Florida limited partnership, the legal entity that conducts the operations of Core & Main. Because Core & Main is the general partner of Holdings, it operates and controls all of the business and affairs of Holdings and, through Holdings and its subsidiaries, conducts our business. Accordingly, the condensed consolidated financial information of Core & Main presented herein, including the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, includes the consolidated financial information of Holdings and its subsidiaries. The limited partner interests of Holdings (“Partnership Interests”) held by the Continuing Limited Partners are reflected as non-controlling interests in Core & Main’s condensed consolidated financial statements.
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. Each of the three months ended October 29, 2023 and three months ended October 30, 2022 included 13 weeks and each of the nine months ended October 29, 2023 and nine months ended October 30, 2022 included 39 weeks. The current fiscal year ending January 28, 2024 (“fiscal 2023”) will include 52 weeks.

Significant Events During Fiscal 2023
Secondary Offerings and Repurchase Transactions
During fiscal 2023, secondary public offerings of Class A common stock were completed by certain selling stockholders affiliated with Clayton, Dubilier & Rice, LLC (the “Selling Stockholders”). As part the secondary public offerings the Selling Stockholders sold existing shares of Class A common stock along with exchanged Partnership Interests, together with the retirement of a corresponding number of shares of Class B common stock, for an equal number of shares of Class A common stock. Below is a summary of the secondary public offerings completed during and subsequent to the nine months ended October 29, 2023 (the “Fiscal 2023 Secondary Offerings”).

Secondary Offering Date	Existing Shares of Class A Common Stock	Partnership Interests Exchanged	Total Shares of Class A Common Stock	Price Per Share
November 9, 2023(1)	13,659,431	8,190,569	21,850,000	$30.440
September 19, 2023	11,252,620	6,747,380	18,000,000	$29.015
June 12, 2023	8,752,038	5,247,962	14,000,000	$28.215
April 14, 2023	3,125,728	1,874,272	5,000,000	$22.151
(1)Inclusive of full exercise of the underwriters’ option.
Concurrently with the completion of the Fiscal 2023 Secondary Offerings, (i) the Company repurchased from the Selling Stockholders shares of our Class A common stock, with Holdings redeeming from the Company a corresponding number of Partnership Interests, and (ii) Holdings redeemed from one of the Selling Stockholders Partnership Interests, with the Company repurchasing a corresponding number of shares of our Class B common stock from such Selling Stockholder for no additional consideration. Below is a summary of the repurchase transactions completed during and subsequent to the nine months ended October 29, 2023 (the “Fiscal 2023 Repurchase Transactions”).

Repurchase Transaction Date	Shares of Class A Common Stock	Partnership Interests	Total Shares Repurchased	Price Per Share	Total Consideration Paid (in millions)
November 9, 2023	3,125,728	1,874,272	5,000,000	$30.440	$152
September 19, 2023	3,125,728	1,874,272	5,000,000	$29.015	$145
June 12, 2023	3,125,728	1,874,272	5,000,000	$28.215	$141
April 14, 2023	9,377,183	5,622,817	15,000,000	$22.151	$332
The Company did not receive any of the proceeds from the Fiscal 2023 Secondary Offerings. The Company paid the costs associated with the sale of shares by the Selling Stockholders in the Fiscal 2023 Secondary Offerings, other than underwriting discounts and commissions.
For a further description of the Fiscal 2023 Secondary Offerings and the Fiscal 2023 Repurchase Transactions, refer to Note 1 and Note 12 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
The cost to procure the products we sell are historically volatile and subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, market speculation, government regulation, weather events, trade policies and periodic delays in the delivery of our products. If we are able to pass through price increases to our customers, our net sales will increase; conversely, during periods of deflation, our customer pricing may decrease to remain competitive, resulting in decreased net sales. During fiscal 2022, we experienced significant price inflation and product surcharges with respect to certain of our products we sell and supply chain disruption. The supply chain disruption was due to several factors, including, but not limited to, unpredictable lead times and delays from our suppliers, labor availability, global logistics and the availability of raw materials, in part due to the impact of COVID-19 on the global economy and the conflict in Ukraine that limited product availability and further exacerbated the effects of inflation. To date in fiscal 2023, we have seen improvements in the supply chain and more predictable lead times for certain products, but there are other products where the supply chain remains constrained. This has led to price stability in fiscal 2023 compared to the price inflation we experienced during fiscal 2022. Depending on the ultimate scope and duration of supply chain disruptions, we may experience increases in product costs which we may not be able to pass on to our customers, loss of sales due to lack of product availability or potential customer claims from the inability to provide products in accordance with contractual terms. Greater product availability from supply chain improvements may lead to increased competition along with price and volume declines. For fiscal 2023, we expect recent year-over-year growth rates to moderate as we anniversary the effects of inflation in fiscal 2022. As we have experienced significant inflation over a relatively short period, there is increased risk that we may experience lower levels of inflation, deflation or substantially lower net sales growth than in recent periods, particularly as a result of greater product availability for certain suppliers and product lines. We continue to proactively monitor the situation and our supply chain and assess further possible implications to our business.

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
Interest Rates
Certain of our indebtedness, including borrowings under the Senior Term Loan Facility and the Senior ABL Credit Facility (each as defined in Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), are subject to variable rates of interest and expose us to interest rate risk. The Senior Term Loan Facility and the Senior ABL Credit Facility each bear interest based on Term SOFR. If interest rates further increase, our debt service obligations on our variable-rate indebtedness will further increase and our net income would decrease, even though the amount borrowed under the facilities remains the same. As of October 29, 2023, we had $1,466 million of outstanding variable-rate debt. We seek to mitigate our exposure to interest rate volatility through the entry into interest rate swap instruments, such as our current interest rate swap, associated with borrowings under the Senior Term Loan Facility, which effectively converts $900 million of our variable rate debt to fixed rate debt, which notional amount decreases to $800 million on July 27, 2024 and $700 million on July 27, 2025 through the instrument maturity on July 27, 2026. Despite these efforts, unfavorable movement in interest rates may further result in higher interest expense and cash payments.
Acquisitions
In addition to our organic growth strategy, we opportunistically pursue strategic asset and business acquisitions to grow our business. Below is a summary of the acquisitions that closed during the nine months ended October 29, 2023 (the “Fiscal 2023 Acquisitions”) and the nine months ended October 30, 2022 (the "Fiscal 2022 Acquisitions") with an aggregate transaction value of $161 million and $110 million, subject to working capital adjustments, respectively.

Name	Product Lines	Closing Date
J.W. D’Angelo Co. (“Dangelo”)	Pipes, Valves & Fittings; Fire Protection; Storm Drainage	July 2023
Foster Supply, Inc. (“Foster Supply”)	Pipes, Valves & Fittings; Storm Drainage	July 2023
Midwest Pipe Supply Inc. (“Midwest Pipe”)	Pipes, Valves & Fittings; Storm Drainage	April 2023
UPSCO, Inc. (“UPSCO”)	Pipes, Valves & Fittings; Meter products	April 2023
Landscape & Construction Supplies LLC (“Landscape & Construction Supplies”)	Storm Drainage	March 2023
Distributors, Inc. (“Distributors”)	Fire Protection	October 2022
Trumbull Industries, Inc. (“Trumbull”)	Pipes, Valves & Fittings	October 2022
Inland Water Works Supply Co. (“Inland”)	Pipes, Valves & Fittings; Storm Drainage	August 2022
Earthsavers Erosion Control, LLC (“Earthsavers”)	Storm Drainage	June 2022
Lock City Supply, Inc. (“Lock City”)	Pipes, Valves & Fittings; Storm Drainage; Meter products	May 2022
Dodson Engineered Products, Inc. (“Dodson”)	Pipes, Valves & Fittings; Storm Drainage; Meter products	March 2022
As we integrate these and other acquisitions into our existing operations, we may not be able to identify the specific financial statement impacts associated with these acquisitions. There can be no assurance that the anticipated benefits of the acquisitions will be realized on the timeline we expect, or at all.

Key Business Metrics
Net Sales
We generate net sales primarily from the sale of water, wastewater, storm drainage and fire protection products and the provision of related services to approximately 60,000 customers, as of January 29, 2023, including municipalities, private water companies and professional contractors. We recognize sales, net of sales tax, customer incentives, returns and discounts. Net sales fluctuate as a result of changes in product costs and tariffs. We seek to reflect these changes in our customer pricing in a timely manner, which will increase net sales if we are able to pass along price increases and decrease net sales if we are required to reduce our customer prices as a result of competitive dynamics.
We categorize our net sales into pipes, valves & fittings, storm drainage products, fire protection products and meter products:
•Pipe, valves, hydrants, fittings include these products and other complementary products and services. Pipe includes PVC, ductile iron, fusible HDPE, and copper tubing.
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

Results of Operations
Three Months Ended October 29, 2023 Compared with Three Months Ended October 30, 2022
Amounts in millions (except per share data)

	Three Months Ended
	October 29, 2023	October 30, 2022

Net sales	$1,827	$1,818
Cost of sales	1,333	1,318
Gross profit	494	500
Operating expenses:
Selling, general and administrative	240	231
Depreciation and amortization	37	35
Total operating expenses	277	266
Operating income	217	234
Interest expense	20	16
Income before provision for income taxes	197	218
Provision for income taxes	39	40
Net income	158	178
Less: net income attributable to non-controlling interests	46	67
Net income attributable to Core & Main, Inc.	$112	$111
Earnings per share:
Basic	$0.65	$0.65
Diluted	$0.65	$0.65
Non-GAAP Financial Data:
Adjusted EBITDA	$260	$275
Net Sales
Net sales for the three months ended October 29, 2023 increased $9 million, or 0.5%, to $1,827 million compared with $1,818 million for the three months ended October 30, 2022. Net sales increased primarily due to acquisitions partially offset by comparably lower end-market volumes. Net sales declines for pipes, valves & fittings were due to lower end-market volume partially offset by acquisitions. Net sales growth for storm drainage products benefited from higher volume primarily related to acquisitions. Net sales for fire protection products declined due to lower selling prices and lower volume on steel pipe. Net sales of meter products benefited from acquisitions and higher volumes due to an increasing adoption of smart meter technology.

	Three Months Ended
	October 29, 2023	October 30, 2022	Percentage Change

Pipes, valves & fittings products	$1,222	$1,238	(1.3)%
Storm drainage products	290	282	2.8%
Fire protection products	170	180	(5.6)%
Meter products	145	118	22.9%
Total net sales	$1,827	$1,818

Gross Profit
Gross profit for the three months ended October 29, 2023 decreased $6 million, or 1.2%, to $494 million compared with $500 million for the three months ended October 30, 2022. Gross profit as a percentage of net sales for the three months ended October 29, 2023 was 27.0% compared with 27.5% for the three months ended October 30, 2022. The overall decline in gross profit as a percentage of net sales was primarily attributable to larger prior year benefits from strategic inventory investments during an inflationary environment, partially offset by favorable impacts from the execution of our gross margin initiatives.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for the three months ended October 29, 2023 increased $9 million, or 3.9%, to $240 million compared with $231 million during the three months ended October 30, 2022. The increase was primarily attributable to an increase of $3 million in personnel expenses along with higher facility and other distribution costs related to inflation and acquisitions. SG&A expenses as a percentage of net sales were 13.1% for the three months ended October 29, 2023 compared with 12.7% for the three months ended October 30, 2022. The increase was attributable to inflationary cost impacts.
Depreciation and Amortization Expense
Depreciation and amortization (“D&A”) expense for the three months ended October 29, 2023 was $37 million compared with $35 million during the three months ended October 30, 2022. The increase was primarily attributable to recent acquisitions partially offset by lower amortization on existing customer relationship intangible assets.
Operating Income
Operating income for the three months ended October 29, 2023 decreased $17 million, or 7.3%, to $217 million compared with $234 million during the three months ended October 30, 2022. The decrease in operating income was primarily attributable to lower gross profit and higher SG&A expenses.
Interest Expense
Interest expense was $20 million for the three months ended October 29, 2023 compared with $16 million for the three months ended October 30, 2022. The increase was primarily attributable to an increase in interest rates on our variable-rate debt.
Provision for Income Taxes
The provision for income taxes for the three months ended October 29, 2023 decreased $1 million, or 2.5%, to $39 million compared with $40 million for the three months ended October 30, 2022. For the three months ended October 29, 2023 and October 30, 2022, our effective tax rate was 19.8% and 18.3%, respectively. The effective tax rate for each period reflects only the portion of net income that is attributable to taxable entities. The increase in the effective tax rate was attributable to exchanges of Partnership Interests by non-controlling interest holders that increased the allocation of net income to taxable entities.
Net Income
Net income for the three months ended October 29, 2023 decreased $20 million, or 11.2%, to $158 million compared with $178 million for the three months ended October 30, 2022. The decrease in net income was primarily attributable to a decrease in operating income.
Net Income Attributable to Non-controlling Interests
Net income attributable to non-controlling interests for the three months ended October 29, 2023 decreased $21 million, or 31.3%, to $46 million compared with $67 million for the three months ended October 30, 2022. The decrease was primarily attributable to exchanges of Partnership Interests by non-controlling interest holders and an 11.2% decline in net income.
Net Income Attributable to Core & Main, Inc.
Net income attributable to Core & Main, Inc. for the three months ended October 29, 2023 increased $1 million, or 0.9%, to $112 million compared with $111 million for the three months ended October 30, 2022. The increase was attributable to decreased allocation to non-controlling interest holders following exchanges of Partnership Interests partially offset by an 11.2% decline in net income.

Earnings Per Share
The Class A common stock basic earnings per share for the three months ended October 29, 2023 and the three months ended October 30, 2022 was $0.65 in each period. The Class A common stock diluted earnings per share for the three months ended October 29, 2023 and the three months ended October 30, 2022 was $0.65 in each period. The basic earnings per share was flat due to an increase in net income attributable to Core & Main, Inc. offset by higher Class A share counts from exchanges of Partnership Interests. The diluted earnings per share was flat due to lower share counts following the Repurchase Transactions and was offset by a decline in net income.
Adjusted EBITDA
Adjusted EBITDA for the three months ended October 29, 2023 decreased $15 million, or 5.5%, to $260 million compared with $275 million for the three months ended October 30, 2022. The decrease in Adjusted EBITDA was primarily attributable to lower gross profit and higher SG&A expenses. For a reconciliation of Adjusted EBITDA to net income or net income attributable to Core & Main, Inc., the most comparable GAAP financial metric, as applicable, see “—Non-GAAP Financial Measures.”
Nine Months Ended October 29, 2023 Compared with Nine Months Ended October 30, 2022
Amounts in millions (except per share data)

	Nine Months Ended
	October 29, 2023	October 30, 2022

Net sales	$5,262	$5,277
Cost of sales	3,828	3,855
Gross profit	1,434	1,422
Operating expenses:
Selling, general and administrative	701	667
Depreciation and amortization	109	104
Total operating expenses	810	771
Operating income	624	651
Interest expense	59	46
Income before provision for income taxes	565	605
Provision for income taxes	110	108
Net income	455	497
Less: net income attributable to non-controlling interests	147	185
Net income attributable to Core & Main, Inc.	$308	$312
Earnings per share:
Basic	$1.81	$1.85
Diluted	$1.80	$1.82
Non-GAAP Financial Data:
Adjusted EBITDA	$750	$771
Net Sales
Net sales for the nine months ended October 29, 2023 decreased $15 million, or 0.3%, to $5,262 million compared with $5,277 million for the nine months ended October 30, 2022. The decrease in net sales was primarily attributable to a reduction in volume from comparably lower end-market volumes partially offset by higher selling prices and acquisitions. Net sales declines for pipes, valves & fittings were due to lower end-market volume partially offset by higher selling prices and acquisitions. Net sales growth for storm drainage products benefited from higher selling prices and acquisitions. Net sales for fire protection products declined due to lower selling prices and lower volume on steel pipe. Net sales of meter products benefited from higher selling prices, higher volumes due to an increasing adoption of smart meter technology by municipalities and acquisitions.

	Nine Months Ended
	October 29, 2023	October 30, 2022	Percentage Change

Pipes, valves & fittings products	$3,579	$3,639	(1.6)%
Storm drainage products	783	757	3.4%
Fire protection products	513	544	(5.7)%
Meter products	387	337	14.8%
Total net sales	$5,262	$5,277
Gross Profit
Gross profit for the nine months ended October 29, 2023 increased $12 million, or 0.8%, to $1,434 million compared with $1,422 million for the nine months ended October 30, 2022. Gross profit increased, despite a net sales decline, due to an increase in gross profit as a percentage of net sales. Gross profit as a percentage of net sales for the nine months ended October 29, 2023 was 27.3% compared with 26.9% for the nine months ended October 30, 2022. The overall increase in gross profit as a percentage of net sales was primarily attributable to execution of our gross margin initiatives partially offset by larger prior year benefits from strategic inventory investments during an inflationary environment.
Selling, General and Administrative Expenses
SG&A expenses for the nine months ended October 29, 2023 increased $34 million, or 5.1%, to $701 million compared with $667 million during the nine months ended October 30, 2022. The increase was primarily attributable to an increase of $13 million in personnel expenses along with higher facility and other distribution costs related to inflation and acquisitions. SG&A expenses as a percentage of net sales were 13.3% for the nine months ended October 29, 2023 compared with 12.6% for the nine months ended October 30, 2022. The increase was primarily attributable to inflationary cost impacts.
Depreciation and Amortization Expense
D&A expense was $109 million for the nine months ended October 29, 2023 compared with $104 million for the nine months ended October 30, 2022. D&A increased due to recent acquisitions and was partially offset by lower amortization on existing customer relationship intangible assets.
Operating Income
Operating income for the nine months ended October 29, 2023 decreased $27 million, or 4.1%, to $624 million compared with $651 million during the nine months ended October 30, 2022. The decrease in operating income was attributable to higher SG&A expense partially offset by higher gross profit.
Interest Expense
Interest expense was $59 million for the nine months ended October 29, 2023 compared with $46 million for the nine months ended October 30, 2022. The increase was primarily attributable to an increase in interest rates on our variable-rate debt.
Provision for Income Taxes
The provision for income taxes for the nine months ended October 29, 2023 increased $2 million, or 1.9%, to $110 million compared with $108 million for the nine months ended October 30, 2022. For the nine months ended October 29, 2023 and October 30, 2022, our effective tax rate was 19.5% and 17.9%, respectively. The effective tax rate for each period reflects only the portion of net income that is attributable to taxable entities. The increase in the effective tax rate was attributable to exchanges of Partnership Interests by non-controlling interest holders that increased the allocation of net income to taxable entities.
Net Income
Net income for the nine months ended October 29, 2023 decreased $42 million, or 8.5%, to $455 million compared with $497 million for the nine months ended October 30, 2022. The decrease in net income was primarily attributable to a decrease in operating income and higher interest expense.
Net Income Attributable to Non-controlling Interests
Net income attributable to non-controlling interests for the nine months ended October 29, 2023 decreased $38 million, or 20.5%, to $147 million compared with $185 million for the nine months ended October 30, 2022. The decrease was attributable to exchanges of Partnership Interests by non-controlling interest holders and an 8.5% decline in net income.

Net Income Attributable to Core & Main, Inc.
Net income attributable to Core & Main, Inc. for the nine months ended October 29, 2023 decreased $4 million, or 1.3%, to $308 million compared with $312 million for the nine months ended October 30, 2022. The decrease was primarily attributable to an 8.5% decline in net income partially offset by decreased allocation to non-controlling interest holders following exchanges of Partnership Interests.
Earnings Per Share
The Class A common stock basic earnings per share for the nine months ended October 29, 2023 decreased 2.2% to $1.81 compared with $1.85 for the nine months ended October 30, 2022. The Class A common stock diluted earnings per share for the nine months ended October 29, 2023 decreased 1.1% to $1.80 compared with $1.82 for the nine months ended October 30, 2022. The decrease in basic earnings per share was attributable to a decline in net income attributable to Core & Main, Inc. and higher Class A share counts from exchanges of Partnership Interests. Diluted earnings per share decreased due to a decline in net income partially offset by lower share counts following the Repurchase Transactions.
Adjusted EBITDA
Adjusted EBITDA for the nine months ended October 29, 2023 decreased $21 million, or 2.7%, to $750 million compared with $771 million for the nine months ended October 30, 2022. The decrease in Adjusted EBITDA was primarily attributable to higher SG&A expenses partially offset by higher gross profit. For a reconciliation of Adjusted EBITDA to net income or net income attributable to Core & Main, Inc., the most comparable GAAP financial metric, as applicable, see “—Non-GAAP Financial Measures.”
Liquidity and Capital Resources
Historically, we have financed our liquidity requirements through cash flows from operating activities, borrowings under our credit facilities, issuances of equity and debt securities and working capital management activities. Our principal historical liquidity requirements have been for working capital, capital expenditures, acquisitions servicing indebtedness and the Fiscal 2023 Repurchase Transactions.
As of October 29, 2023, our cash and cash equivalents totaled $101 million. We maintain our cash deposits according to a banking policy that requires diversification across a variety of highly-rated financial institutions. However, this could result in a concentration of cash and cash equivalents across these financial institutions in excess of Federal Deposit Insurance Corporation-insured limits.
As of October 29, 2023, we had no outstanding borrowings on our Senior ABL Credit Facility, which provides for borrowings of up to $1,250 million, subject to borrowing base availability. As of October 29, 2023, after giving effect to approximately $16 million of letters of credit issued under the Senior ABL Credit Facility, Core & Main LP would have been able to borrow approximately $1,234 million under the Senior ABL Credit Facility, subject to borrowing base availability. Our short term debt obligations of $15 million are related to quarterly amortization principal payments on the Senior Term Loan Facility.
We commenced payments under the Tax Receivable Agreements in fiscal year 2023, as the Company had a financing cash outflow related to the payment of $5 million under the Tax Receivable Agreements. The total payments under the Tax Receivable Agreements are expected to increase as a result of exchanges, including those exchanges made as part of the Fiscal 2023 Secondary Offerings. Payments under the Tax Receivable Agreements are only required to be made to the extent that we utilize the corresponding tax deductions to reduce payments to federal, state and local taxing authorities. These payments are in an amount that represents 85% of the reduction in payments to federal, state and local taxing authorities. As such, the cash savings from the incremental tax deductions are expected to exceed the payments under the Tax Receivable Agreements over the life of these arrangements. Based on the anticipated filing date of income tax returns and contractual payment terms in the Tax Receivable Agreements, we expect these payments to occur two fiscal years after we utilize the corresponding tax deductions.
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

In addition to making distributions to Core & Main, Inc. to fund tax obligations and payments under the Tax Receivable Agreements, in accordance with the Partnership Agreement, Holdings also makes distributions to the Continuing Limited Partners representing the non-controlling interests of Core & Main, Inc. to fund their income tax obligations with various taxing authorities. The amount of these payments are dependent upon various factors, including the amount of taxable income allocated to them from Holdings, changes in the ownership percentage of the non-controlling interest holders, changes in tax rates and the timing of distributions relative to the corresponding tax year. Tax distributions to non-controlling interest holders were $33 million for the nine months ended October 29, 2023. Further exchanges by the Continuing Limited Partners may result in lower tax distributions subject to any changes to income before provision to income taxes.
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
Additionally, we continuously evaluate our approach to our capital allocation, which may include acquisitions, greenfields, debt reduction (including through open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and opportunistic refinancing of debt), stock repurchases, dividends or other distributions. During the nine months ended October 29, 2023, we completed the Repurchase Transactions for total consideration of $618 million. For further details, refer to Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We may continue to return capital to our shareholders through share repurchases and/or dividends. The execution of these, and other, capital allocation activities may be at the discretion of, and subject to the approval by, our board of directors and will depend on our financial condition, earnings, liquidity and capital requirements, market conditions, level of indebtedness, contractual restrictions, compliance with our debt covenants, restrictions imposed by Delaware law, general business conditions and any other factors that our board of directors deems relevant in making any such determination. Therefore, there can be no assurance that we will engage in any or all of these actions or to what amount of capital we will allocate to each option. Our affiliates may also purchase our debt from time to time, through open market purchases or other transactions. In such cases, our debt may not be retired, in which case we would continue to pay interest in accordance with the terms of such debt and we would continue to reflect the debt as outstanding in our consolidated Balance Sheets.
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
Information about our cash flows, by category, is presented in the Condensed Consolidated Statements of Cash Flows and is summarized as follows:

	Nine Months Ended
	October 29, 2023	October 30, 2022

Cash flows provided by operating activities	$775	$94
Cash flows used in investing activities	(182)	(133)
Cash flows (used in) provided by financing activities	(669)	38
Decrease in cash and cash equivalents	$(76)	$(1)
Operating Activities
Net cash provided by operating activities was $775 million for the nine months ended October 29, 2023 compared with $94 million for the nine months ended October 30, 2022. The $681 million improvement in operating cash flows was primarily driven by a reduction in inventory due to more predictable product lead times in fiscal 2023, compared with inventory investments in fiscal 2022, partially offset by a $42 million increase in interest payments and a decrease in operating income.

Investing Activities
Net cash used in investing activities increased by $49 million to $182 million for the nine months ended October 29, 2023 compared with $133 million for the nine months ended October 30, 2022, primarily attributable to a $37 million increase in cash outflows for acquisitions and a $14 million increase in capital expenditures during fiscal 2023.
Financing Activities
Net cash used in financing activities was $669 million for the nine months ended October 29, 2023 compared with net cash provided by financing activities of $38 million for the nine months ended October 30, 2022. The change of $707 million was primarily attributed to the cash outflows of $618 million for the Repurchase Transactions, a $90 million decrease in borrowings on the Senior ABL Credit Facility and a $5 million payment pursuant to the Tax Receivable Agreements. These factors were partially offset by a $6 million decrease in distributions to non-controlling interest holders during fiscal 2023.
Financing
Our debt obligations (in millions) consist of the following:

	Current Aggregate Principal/Borrowing Capacity	Maturity Date	Interest
Senior Term Loan	$1,466	July 27, 2028
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
(1)Aggregate amount of commitments under the asset-based revolving credit facility of $1,250 million overall, subject to borrowing base availability. There were no amounts outstanding under the Senior ABL Credit Facility as of October 29, 2023.
(2)Notional amount of $900 million as of October 29, 2023. The notional amount decreases to $800 million on July 27, 2024 and $700 million on July 27, 2025 through the instrument maturity on July 27, 2026.
Refer to Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of our debt obligations and the timing of future principal and interest payments including impacts from our interest rate swap.
Purchase Obligations
As of October 29, 2023, the Company had agreements in place with various suppliers to purchase goods and services, primarily inventory, in the aggregate amount of $978 million. These purchase obligations are generally cancelable, but the Company foresees no intent to cancel. Payments are generally expected to be made during fiscal 2023 and fiscal 2024 for these obligations.
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
The following table sets forth a reconciliation of net income or net income attributable to Core & Main, Inc. to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Net income attributable to Core & Main, Inc.	$112	$111	$308	$312
Plus: net income attributable to non-controlling interest	46	67	147	185
Net income	158	178	455	497
Depreciation and amortization (1)	38	37	111	107
Provision for income taxes	39	40	110	108
Interest expense	20	16	59	46
EBITDA	$255	$271	$735	$758
Equity-based compensation	3	2	8	9
Acquisition expenses (2)	1	1	4	3
Offering expenses (3)	1	1	3	1
Adjusted EBITDA	$260	$275	$750	$771
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
(3)Represents costs related to the Secondary Offerings (as defined in Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) reflected in SG&A expenses in our Statement of Operations.
Recently Issued and Adopted Accounting Pronouncements and Accounting Pronouncements Issued But Not Yet Adopted
Refer to Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on form 10-Q.

Critical Accounting Policies and Estimates
A summary of our significant accounting policies are discussed in Note 2 to the audited consolidated financial statements in our 2022 Annual Report on Form 10-K. The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates and assumptions are based on historical experiences and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results of operations and require management judgment. There have been no significant changes to these policies which have had a material impact on the Company’s interim unaudited condensed consolidated financial statements and related notes during the three and nine months ended October 29, 2023.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of October 29, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These risks include fluctuations in interest rates and prices, including price fluctuations related to substantially all of our products.
Interest Rate Risk
Our credit facilities bear interest at a floating rate. Both the Senior Term Loan Facility and the Senior ABL Credit Facility bear interest generally equal to Term SOFR plus an applicable margin. As a result, we are exposed to fluctuations in interest rates to the extent of our net borrowings under the Senior Term Loan Facility and the Senior ABL Credit Facility. As of October 29, 2023, our net borrowings under the Senior Term Loan Facility and Senior ABL Credit Facility were $1,466 million. As such, excluding the impact of any interest rate swap, each one percentage point change in interest rates would result in an approximately $15 million change in the annual interest expense on the Senior Term Loan Facility. As of October 29, 2023, assuming availability under our Senior ABL Credit Facility was fully utilized, each one percentage point change in interest rates would result in an approximately $12 million change in annual interest expense. See “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Key Factors Affecting Our Business—Interest Rates.”
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports under the Exchange Act that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that, as of October 29, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes from the risk factors disclosed in Part I, Item1A "Risk Factors” in our Fiscal 2022 Annual Report on Form 10-K.
The CD&R Investors continue to have significant control over us and may have conflicts of interest with other stockholders.
As of November 15, 2023, the CD&R Investors will beneficially own shares of our common stock representing approximately 33.3% of the combined voting power of our common stock through its ownership of Class A common stock and Class B common stock. As a result, the CD&R Investors will continue to have significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could reduce the market price of our Class A common stock.
Because the CD&R Investors’ interests may differ from your interests, actions the CD&R Investors take as significant stockholders may not be favorable to you. For example, the concentration of voting power held by the CD&R Investors could delay, defer or prevent a change of control of us, impede a merger, takeover or other business combination that another stockholder may otherwise view favorably or cause us to enter into transactions or agreements that are not in the best interests of all stockholders. Other potential conflicts could arise, for example, over matters such as associate retention or recruiting, or our dividend policy.
The CD&R Investors have the right to designate for nomination for election to our board of directors at least 30% of our directors and to designate the Chair of our board of directors as long as the CD&R Investors (together with their affiliates) collectively beneficially own shares of our common stock and our other equity securities representing at least 30% and 25%, respectively, of the total voting power of the outstanding shares of our common stock and our other equity securities.
Anti-takeover provisions in our Certificate of Incorporation and our amended and restated by-laws (the “By-laws”) could discourage, delay or prevent a change of control of our company and may affect the trading price of our Class A common stock.
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
•limit the ability of stockholders to remove directors without cause;
•provide that vacancies on our board of directors, including vacancies resulting from an enlargement of our board of directors, may be filled only by a majority vote of directors then in office;
•prohibit stockholders from calling special meetings of stockholders;

•prohibit stockholder action by consent in writing or electronic transmission, thereby requiring all actions to be taken at a meeting of the stockholders;
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
•establish advance notice requirements for nominations of candidates for election as directors or to bring other business before an annual meeting of our stockholders; and
•require the approval of holders of at least 66 2/3% of the voting power of the outstanding shares of our common stock then entitled to vote thereon to amend our By-laws and certain provisions of our Certificate of Incorporation.
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
We are no longer a “controlled company” within the meaning of the NYSE rules. However, we may continue to rely on exemptions from certain corporate governance requirements during a one-year transition period.
As of September 19, 2023, we are no longer a “controlled company” within the meaning of the NYSE corporate governance standards. The NYSE rules require that (i) we have at least a majority of independent directors on each of the Talent and Compensation and Nominating and Governance Committees within 90 days of the date that we no longer qualify as a “controlled company”; and (ii) that the Talent and Compensation and Nominating and Governance Committees be composed entirely of independent directors within one year of the date that we no longer qualify as a “controlled company.” Accordingly, during the transition period, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE. Furthermore, a change in our board of directors and committee membership may result in a change in our operation philosophies and deviations from our current corporate strategy.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a. Sales of Unregistered Securities
None.
b. Use of Proceeds from Public Offering of Common Stock
None.

c. Issuer Purchases of Equity Securities
The following is a summary of our repurchases of shares of Class A common stock during the three months ended October 29, 2023:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 31 - August 31(1)	5,090	$32.11	N/A	N/A
September 1 - September 30(1)(2)	3,125,974	29.02	N/A	N/A
October 1 - October 29(1)	10,329	31.03	N/A	N/A
	3,141,393	$29.03	—	—
(1) Reflects repurchases by the Company of shares of our Class A common stock pursuant to employee tax withholding obligations and strike price settlement upon exercise of unit appreciation rights and vesting of restricted stock units pursuant to terms of the Company’s 2021 Omnibus Equity Incentive Plan, except for the transaction described in footnote (2) below.
(2) Includes the repurchase by the Company of 3,125,728 shares of our Class A common stock for a price per share of $29.015 on September 19, 2023 in connection with the September 2023 Repurchase Transaction (as defined in Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). The Company also repurchased 1,874,272 shares of our Class B common stock in connection with the September 2023 Repurchase Transaction for no additional consideration.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Item 408(a) of Regulation S-K requires the Company to disclose whether any of its directors or officers have adopted or terminated (i) any trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); and/or (ii) any written trading arrangement that meets the requirements of a “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K. During the quarter ended October 29, 2023, the following activity occurred requiring disclosure under Item 408(a) of Regulation S-K.
Stephen O. LeClair, Chief Executive Officer, adopted a new trading arrangement on October 11, 2023 providing for the sale of up to 300,000 aggregate shares of the Company’s Class A common stock between January 11, 2024 and July 11, 2024.
Jeffrey D. Giles, VP Corporate Department, adopted a new trading arrangement on October 11, 2023 providing for the sale of up to 80,000 aggregate shares of the Company’s Class A common stock between January 11, 2024 and July 11, 2024.
Laura K. Schneider, Chief Human Resources Officer, adopted a new trading arrangement on October 11, 2023 providing for the sale of up to 200,000 aggregate shares of the Company’s Class A common stock between January 11, 2024 and July 11, 2024.
Orvin T. Kimbrough, Director, adopted a new trading arrangement on October 13, 2023 providing for the sale of up to 20,000 aggregate shares of the Company’s Class A common stock between January 11, 2024 and July 11, 2024.
Each of the above trading arrangements is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s Policy on Trading in Securities.

Item 6. Exhibits

Exhibit Number	Description

10.1
Purchase and Redemption Agreement, dated as of September 13, 2023, by and among Core & Main, Inc., Core & Main Holdings, LP, CD&R Fund X Advisor Waterworks B, L.P., CD&R Fund X Waterworks B1, L.P., CD&R Fund X-A Waterworks B, L.P. and CD&R Waterworks Holdings, LLC (incorporated by reference to Exhibit 10.1 to Core & Main’s Current Report on Form 8-K, filed on September 19, 2023).

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

Date: December 5, 2023	CORE & MAIN, INC.

	By:	/s/ Stephen O. LeClair
Name: Stephen O. LeClair
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark R. Witkowski
Name: Mark R. Witkowski
Title: Chief Financial Officer
(Principal Financial Officer)