Form 10-K
period 2024-01-28
Core & Main, Inc.
filed 2024-03-19
CIK 1856525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.1D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,989 million.
As of March 15, 2024, there were 192,151,694 shares of the registrant’s Class A common stock, par value $0.01 per share, and 9,219,339 shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, without limitation, all statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements relating to our intentions, beliefs, assumptions or current expectations concerning, among other things, our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding expected growth, future capital expenditures, capital allocation and debt service obligations, and the anticipated impact on our business.
Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “plans,” “estimates,” “anticipates” or the negative versions of these words or other comparable terms.
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be outside our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results of operations, financial condition and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K and other factors discussed in our filings with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”), could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Furthermore, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K.
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

PART I
Item 1. Business
Our Company
Core & Main, Inc. (“Core & Main” and collectively with its subsidiaries, the “Company,” “we,” “our” or “us”) is a holding company and its primary material assets are its direct and indirect ownership interest in Core & Main Holdings, LP, a Delaware limited partnership (“Holdings”) and deferred tax assets associated with this ownership. Core & Main is a leader in advancing reliable infrastructure with local service, nationwide. As a leading specialty distributor with a focus on water, wastewater, storm drainage and fire protection products, and related services, we provide solutions to municipalities, private water companies and professional contractors across municipal, non-residential and residential end markets, nationwide. Our products and services are used primarily in the maintenance, repair, replacement and new construction of water, wastewater, storm drainage and fire protection infrastructure. We are one of only two national distributors operating across large and highly fragmented markets, which we estimate to represent approximately $39 billion in annual sales.
As of January 28, 2024, we had a network of approximately 335 branch locations in 48 states across the U.S., which serve as a critical link between approximately 5,000 suppliers and a diverse and long-standing base of over 60,000 customers. Our sales reach, technical product knowledge, broad product portfolio, customer service, project planning and delivery capabilities, and ability to provide local expertise, nationwide, make us a critical partner to both our customers and suppliers.
We offer a comprehensive portfolio of more than 200,000 stock keeping units (“SKUs”) covering a full spectrum of specialized products and services, including pipes, valves & fittings, storm drainage products, fire protection products and fabrication services, and smart metering products and technology. Our products are generally unique to our industry and must meet local municipal, state and federal specifications and engineering standards.
We have a balanced mix of sales across product categories, end markets and construction sectors. We derived approximately 42% of our net sales for the fiscal year ended January 28, 2024 (“fiscal 2023”) from the municipal construction sector, 38% from the non-residential construction sector and 20% from the residential construction sector. Furthermore, we estimate that we had a near-equal mix of sales related to construction on new projects and existing repair and replace projects in fiscal 2023.
The Company and our people are committed to advancing reliable infrastructure with local service, nationwide. Our mission is to serve as an industry leader, supplying local expertise, products and services to build innovative water, wastewater, storm drainage and fire protection infrastructure solutions for the communities we serve. We support our customers and our communities in their efforts to find both short- and long-term solutions to conserve water. We embrace our responsibility in contributing to the evolution of our industry over the long term, providing innovative solutions and giving visibility to the critical importance of reliable water infrastructure systems.
Our History
Our first legacy distribution company dates back to 1874, and over the years, the Company has grown organically and through a series of mergers and acquisitions. In 2005, The Home Depot acquired National Waterworks Holdings and subsequently merged it with Hughes Supply Inc. to establish one of the leading waterworks distributors in the U.S. Under The Home Depot’s ownership, we became HD Supply Waterworks and completed several small acquisitions to further expand our geographic footprint. In 2007, a group of private equity investors acquired HD Supply from The Home Depot and subsequently executed an initial public offering in 2013. In August 2017, HD Supply Waterworks was acquired by Clayton, Dubilier & Rice, LLC (“CD&R”) from HD Supply and was subsequently rebranded as Core & Main. On July 27, 2021, we completed our initial public offering of Class A common stock (the “IPO”). Since the IPO, we completed a series of secondary public offerings of shares of Class A common stock on behalf of the CD&R Investors (as defined below under Item 1A. “Risk Factors”), and as of January 25, 2024, the CD&R Investors no longer held any shares of our Class A common stock or our Class B common stock.
Our End Markets
We have diversified end market exposure across three primary construction sectors: (i) municipal; (ii) non-residential; and (iii) residential.
Based on management’s estimates, we believe that our addressable market in the U.S. for the distribution of water, wastewater, storm drainage and fire protection products, and related services, represented approximately $39 billion in sales in fiscal 2023. Growth in our industry is driven by a broad array of factors, including municipal water infrastructure spending, water and wastewater utility rates, interest rates, commercial construction, housing starts, population growth and other demographic trends.

Municipal
We estimate that approximately 42% of our net sales in fiscal 2023 were to contractors and municipalities for municipal funded projects, including the repair, replacement, upgrade and new construction of water and wastewater supply, filtration, storage and distribution systems. Municipalities establish local product specifications based on regulatory requirements and engineering standards. Given our extensive geographic footprint and technical knowledge of products and local municipal specifications, we believe we are well-equipped to anticipate and serve the needs of both local municipalities and large private underground utility contractors who require a national reach and an extensive product offering.
Municipal demand has exhibited steady growth over the long term due to the critical need to replace aged water infrastructure. However, due to limited available funding over the last decade, the pace of investment has significantly lagged the need for investment to upgrade water systems throughout the U.S., which has resulted in significant underinvestment in water supply, water safety and wastewater management. In November 2021, the Infrastructure Investment and Jobs Act (“IIJA”) was signed into U.S. law, which included an allocation of $55 billion to invest in water infrastructure across the U.S. In the coming years, we expect increased federal infrastructure investment to have a core focus on the upgrade, repair and replacement of municipal water infrastructure systems, and to address demographic shifts and serve the growing population. We believe these dynamics, coupled with expanding municipal budgets, create the backdrop for a favorable funding environment and accelerated investment in projects that will benefit our business.
Non-Residential
We estimate that approximately 38% of our net sales in fiscal 2023 were directly related to clean water and wastewater infrastructure, storm drainage and fire protection systems supporting U.S. non-residential construction activity, including commercial, industrial, institutional, warehousing, multi-family and highway and street projects. Our products are often installed while breaking ground on new lot development during the initial construction phase, though some products, like storm drainage products, are used during both new construction and repair and replace activities. Our fire protection products are typically installed at later stages of construction projects compared to most of our other products and exhibit less seasonal patterns since they are generally installed indoors and are therefore less impacted by weather conditions.
Demand across the U.S. non-residential construction market has historically lagged residential construction activity as commercial development is necessary to support new housing development. Over the long term, we expect non-residential construction activity to increase as suburban communities expand and demand increases for our clean water, wastewater, storm drainage and fire protection products. Furthermore, the IIJA provides funding to protect against droughts, floods, heat and wildfires, funding to repair roads and bridges, and funding to create more modern and resilient airport infrastructure, which could provide benefits for non-residential construction activity over the next several years.
Residential
We estimate that approximately 20% of our net sales in fiscal 2023 were directly related to clean water and wastewater infrastructure projects to supply and service residential construction activity. Residential spending in our industry is driven by new land and lot development for single-family housing. Over the long-term, U.S. residential construction activity is expected to grow as a result of population growth, low housing inventory and demographic population shifts. The current under-build of housing in the U.S. compared with household formations implies significant pent-up demand and continued growth going forward.
Our Strategies
We intend to capitalize on our competitive strengths to deliver profitable growth and create shareholder value through the following core strategies:
Replicate Successful Expansion in Underpenetrated Geographies
We have demonstrated an ability to successfully expand in underpenetrated geographies. We intend to continue pursuing opportunities to strengthen our presence in metropolitan statistical areas (“MSAs”) where we have an established footprint as well as in certain underserved markets. We believe we are well-positioned to do so through our market intelligence and ability to attract and develop sales talent. We also intend to continue selectively driving greenfield expansion, having opened nearly 20 new locations since 2017. We believe we can efficiently open new branches in attractive markets given our talent pool, scale advantages and learning curve advantages based on past successes in entering new geographies. We have identified approximately 165 MSAs where we believe we are underpenetrated and thus have opportunities to pursue greenfield expansion or offer more product lines and services.

Increase Share with Strategic Accounts
Through our strategic accounts program, we partner with national contractors and large private water companies who typically pursue large-scale, complex projects that require greater technical expertise and specialized procurement needs. Sales through our strategic accounts program represented approximately 5% of our fiscal 2023 net sales. We believe we are well-positioned to grow our share with these customers due to our dedicated sales team, which includes engineers and other experts who can provide valuable insights on large, complex projects, including cases in which our customers are asked to design and build new water systems or wastewater treatment plants. Our partnerships with these customers extend throughout the entire project lifecycle, from the pre-bidding design phase to post-project support. We believe our strategic partnerships and national supplier relationships will continue to generate cross-selling opportunities and future business, while driving adoption within our distribution model.
Utilize National Platform to Accelerate New Product Adoption
We utilize our vast geographic footprint, customer relationships, local industry knowledge and training capabilities to introduce and accelerate the adoption of new products and technology in our industry. Examples include the advancement of smart metering, fusible high-density polyethylene (“fusible HDPE”) and treatment plant solutions for municipal customers, fabrication and kitting assemblies for fire protection contractors, and geosynthetics and erosion control products for residential and non-residential developers.
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
Opportunistically Pursue Strategic Acquisitions
We have a track record of acquiring and integrating businesses. We take a disciplined approach to sourcing, acquiring and integrating complementary businesses that help us expand into new geographies, acquire key talent or offer new products and services. In addition, we evaluate and pursue opportunistic acquisitions in industries adjacent to those we currently serve. We have a strong acquisition platform in place, which bolsters our ability to pursue attractive assets in the market. Our experienced mergers and acquisitions team actively develops a large pipeline of synergistic acquisition targets and coordinates with field leadership to identify, pursue and integrate new businesses. We have been able to generate margin improvement and synergistic value from businesses we acquire through favorable purchasing capabilities, fixed cost leverage, facility optimization, access to new products and working capital optimization.
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
Execute on Margin Enhancement Initiatives
We have improved our gross margin in part due to several initiatives, including private label product expansion, sourcing optimization, data-driven pricing strategies and an expansion of value-added products and services. We have complemented these initiatives with accretive acquisitions, which has resulted in sustainable margin expansion.
Our private label initiative was established and has accelerated through a series of mergers and acquisitions through which we gained access to a highly scalable assortment of private brands and products utilized throughout the water, wastewater and fire protection industries. We believe our global sourcing capabilities and strong international supplier relationships, as well as the potential for automated distribution and logistics, will continue to create competitive pricing advantages. We are expanding our direct sourcing and distribution capabilities in order to drive further margin expansion in the future.
The terms on which we purchase products from many of our suppliers entitle us to receive a rebate based on the amount of our purchases, a discount for timely payment or other favorable terms reflected in our historical results. Our national category management team actively manages our spending with suppliers in order to optimize pricing and supplier incentives to expand gross margins.

Additionally, we have a specialized team dedicated to driving sustainable margin improvement through pricing analytics. An end-to-end review of our pricing strategies identified key margin enhancement opportunities, including continued optimization of system-wide pricing through information technology (“IT”) enhancements and data-driven customer and product analysis that enable us to identify price optimization opportunities and mitigate potential margin impacts from changes in product costs. We believe these gross margin initiatives, in addition to our ability to drive productivity and leverage our fixed costs, create a path to drive a sustainable margin over the long-term.
Invest in Attracting, Retaining and Developing World-Class Talent
We believe that our continued investment in the development and well-being of our people, together with our focus on our foundational core values of honesty and integrity, support our commitment to our associates and to customer service. Our award-winning training programs enable us to accelerate the development of our top talent to drive profitable growth while maintaining a supportive and mission-driven culture.
We intend to continue investing in our already strong talent base by attracting and developing associates. Our training and leadership curricula and expanded diversity and inclusion programs drive high associate engagement and a positive associate experience. In addition, we deliver attractive career growth opportunities to our associates while leveraging their knowledge and expertise.
Our Products & Services
Our comprehensive product portfolio consists of more than 200,000 SKUs from approximately 5,000 suppliers. Our offering consists of pipes, valves & fittings, storm drainage products, fire protection products and fabrication services, and smart metering products and technology. Our customers value our product breadth and geographic reach, as well as our technical product knowledge and consultation services. While pricing is important to our customers, availability, convenience, reliability and expertise are also important factors in their purchase decisions. In addition, our project management capabilities provide us with a competitive advantage over many competitors who offer a more limited selection of services.
Pipes, Valves & Fittings
Pipes, valves, hydrants and fittings are used in the distribution and flow control of water within water and wastewater transmission networks. Our pipe products, which typically range in diameter from 1/2” to 60”, include materials such as PVC, ductile iron, fusible HDPE, steel and copper. Our valves are used to control the flow of water within water transmission networks and are often specified to meet the needs of each project. Our hydrants provide a point-of-access for fire fighters to quickly tap into pressurized water systems, which vary based on local municipal specifications and regulations. Our fittings and restraints, made from a variety of materials depending on local municipal specifications and regulations, are used to connect pipe sections, valves and other devices to each other. This category also includes other complementary products and services used for the service, repair and replacement of underground water infrastructure.
Pipes, valves & fittings products accounted for approximately 67% of our net sales in fiscal 2023.
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
Storm drainage products accounted for approximately 15% of our net sales in fiscal 2023.
Fire Protection
Our fire protection products are installed in commercial, institutional, industrial, warehouse and multi-family buildings, and they are used to extinguish and prevent the spread of fires. A typical fire protection product offering includes pipe, sprinkler heads and devices, and other accessories. We also offer customized fabrication and kitting services, providing a comprehensive solution for all fire protection product needs. Our fire protection products meet strict quality standards, and our offering varies by market based on local municipal specifications, regulations and fire codes.
Fire protection products accounted for approximately 10% of our net sales in fiscal 2023.

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
Meter products accounted for approximately 8% of our net sales in fiscal 2023.
Our Customers
We have a fragmented customer base that consists of over 60,000 customers. Our top 50 customers represented approximately 12% of our net sales in fiscal 2023, with our largest customer accounting for less than 1% of net sales.
Our customers choose us for our breadth of products and services, extensive industry knowledge, familiarity with local municipal specifications, convenient branch locations and project management capabilities. We utilize our deep supply chain relationships to provide customers with a “one-stop-shop” experience and customized support in their efforts to maintain and construct water, wastewater, storm drainage and fire protection systems. Our scale and geographic footprint allows us to obtain preferred access to products for our customers, even during periods of material shortages. We have the ability to serve both smaller, local customers and larger, national customers with relevant expertise and the right inventory on hand. Our local sales associates take a consultative sales approach, using knowledge of the local regulatory requirements and municipal specifications to provide customer-specific product and service solutions. We are deeply involved in our customers’ planning processes, and we have the ability to support our customers by converting engineered drawings into accurate and comprehensive material project plans. For specific smart metering, treatment plant, storm drainage, geosynthetics and erosion control, or fusible HDPE pipe solutions, our sales associates partner with a deep and dedicated team of over 350 national and regional product specialists to assist customers in project scoping and specialized product selection. Our technical knowledge and experience are complemented by our proprietary customer facing digital technology tools, which enable us to work closely and efficiently with our customers in material management, timely inventory purchasing, quoting and coordinated jobsite delivery. We believe our customer facing technology tools build customer loyalty and drive repeat business, and also create a competitive advantage over smaller competitors who may not have the scale or resources to provide similar technology or services.
Our Suppliers
We have strong relationships with our suppliers due to our long history in the industry, substantial purchasing scale, national footprint and ability to reach a fragmented customer base. Our national footprint and reach to local communities are essential to our suppliers, as we have a highly developed understanding of the local markets, customer base and growth opportunities. We believe we are one of the largest volume customers for many of our suppliers, leading to favorable purchasing arrangements regarding product availability, payment terms and pricing. Our scale also enables us to secure distribution rights that are either exclusive or given to a limited number of distributors in key product categories, and to provide key products to customers that are unavailable to our competitors. Our size and national reach, supplier relationships, and technical knowledge of products and local municipal specifications enable us to obtain preferred access to specialized products and preferred access to products during periods of material shortages, or when shorter-than-usual lead times are required for certain projects. This provides us with a competitive advantage versus smaller competitors, particularly for large and complex projects. Our largest single supplier represented approximately 8% of product expenditures in fiscal 2023, and our top ten suppliers represented approximately 45% of total product expenditures during the same period. We strategically conduct business with our top suppliers in order to optimize our purchasing advantages, but we also have the flexibility to source the majority of our products from a number of alternate suppliers when necessary.
Our Competition
The U.S. water, wastewater, storm drainage and fire protection products distribution industry, and the end markets we serve, are highly fragmented. We face competition on a national level from only one other national distributor, but we are unique in our dedicated focus on water and fire protection infrastructure. The remainder of our market is served by hundreds of regional, local and specialty niche distributors, and through direct sales by suppliers to end users. We estimate that our net sales accounted for approximately 17% of our $39 billion addressable market in fiscal 2023.
The principal competitive factors in our industry include the breadth, availability, access and pricing of products and services, technical knowledge and project planning capabilities, local expertise, as well as delivery capability and reliability. We believe that we are a leader in the local markets that we serve, and our national reach gives us meaningful competitive advantages compared to our smaller competitors.

Our Operating Structure
We strategically organize our branch network to meet the specific needs of our customers in each local market, and we support our branches with the resources of a large company, delivered through district and regional management, including company-wide sales, operations and back-office functions. We believe this allows each local branch manager to tailor his or her branch’s strategy, marketing and product and service offerings to address the specific needs of customers in each branch’s markets, while maintaining many of the benefits of our Company’s scale. Our branch associates have the opportunity to earn competitive compensation through our performance-based compensation plans, which are based on local performance.
We support our network of approximately 335 branches with the following company-wide resources: strategic account management, product specialists, category management, sourcing, supply chain, finance, tax, accounting, payroll, marketing and communications, human resources, legal, safety and information technology. Nearly all of our branches operate on an integrated technology platform, allowing us to utilize our combined capabilities for procurement, inventory management, financial support, data analytics and performance reporting.
Our branch operational structure is organized by region and then by district to optimize both the oversight and sharing of resources and products. Each region is led by a regional vice president who manages a multi-state territory. This regional structure enables us to address the specific management, strategic and operational needs of each region.
Our Distribution Network
Our branch-based business model is the core of our operations and the primary component of our distribution network. Our branches are strategically located near our customers and vary in size depending on local demand and customer needs. Our branches employ an average of 12 associates including branch management, sales representatives, warehouse staff and other support staff. In our larger branches, the staff may also include a sales manager, purchasing manager or estimator. Each branch sells approximately 4,500 SKUs on average, with many of them on hand as inventory and the rest available for delivery. Our branch managers have the autonomy to optimize their product and service offerings based on the local specifications, regulations and customer preferences within each local market.
Our branch network connects large suppliers with smaller volume customers whose consumption patterns tend to make them uneconomical to be served directly by our suppliers. Our branches receive products in both large and small quantities from our suppliers and stock products in warehouses and yards for purchase. Our specialized fleet of delivery equipment enables delivery of materials to our customers’ worksites in a timely and cost-efficient manner.
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
Our Sales Force
As of January 28, 2024, we employed approximately 1,800 customer support representatives, the majority of whom were inside sales representatives based at local branches. Inside sales representatives are responsible for project management, coordinating incoming orders, providing estimates and ordering material. Our customer support representatives also include approximately 575 field sales representatives who routinely visit existing customers, potential customers and jobsites. These field sales representatives remain attuned to activity in their local market, identifying and tracking active projects, and are responsible for generating sales and identifying new customers and projects. They also directly assist and educate customers, taking a consultative approach and helping with custom projects and product solutions tailored to our customers’ needs. While our field sales representatives are typically assigned to a local branch and report to a branch manager, they can service an entire district and report to a district manager based on a specific customer, product knowledge or project need, and the size of the branch or district.
Our field sales representatives are highly experienced with in-depth product and technical knowledge, significant local insights and strong long-term customer relationships, all of which are critical to our success. On average, our field sales representatives have over 13 years of experience in the water, wastewater, storm drainage and fire protection industries. Our sales approach is highly consultative, as our representatives are often involved in our customers’ processes and assist in project scoping, product selection and materials management. Our sales force also includes a knowledgeable and dedicated team of over 350 technical product specialists at the national and regional levels who have expertise in specific product and service offerings, and who support our other sales representatives with product training and technical support.

Our Human Capital
We believe our associates are the key drivers of our success. We are focused on attracting, training, promoting and retaining industry-leading talent. Our authentic, purpose-driven culture enables our associates to thrive in our company and our industry. We have a strong track record of developing our associates for success and driving high employee engagement. Our ability to attract and retain talent is based on four foundational pillars: pay-for-performance philosophy, training and development, diversity and inclusion and benefits.
As of January 28, 2024, we employed approximately 5,000 associates, the majority of whom are assigned to local branches across the U.S. to support our customers and their project needs. Approximately 105 of our associates were covered by collective bargaining agreements.
Pay for Performance
We believe that our strong culture, consistent investment in our people and competitive compensation programs help to retain talent across key roles. Sales associates have the opportunity to earn competitive compensation through our performance-based compensation structure, which aligns our interests with those of our associates. Our leadership incentive programs link compensation levels to the achievement of branch or region-specific profitability and working capital efficiency goals. Our “local service, nationwide” philosophy incentivizes both our sales force and our operations team to be entrepreneurial, making decisions grounded in a customer-centric approach. Most other associates also participate in a profit-sharing program that aligns their compensation to profitability and working capital efficiency.
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
Our learning team offers a wide range of award-winning sales, operations, product expertise, leadership and safety training programs and courses. We also provide customized training, talent reviews and early career rotational programs for college graduates to develop as future leaders. We partner with our suppliers to enhance our knowledge base as new products and best practices are continually introduced.
This talent-first approach enables us to develop and promote top talent to drive profitable growth while maintaining a supportive and mission-driven culture. Year after year, associates rate our learning opportunities as one of the most valuable aspects of working at Core & Main.
Inclusion and Belonging
We believe our inclusion and belonging efforts are important to the success of our talent strategy. A core element of our mission is to build strong relationships with one another and in the communities we serve. Some of our efforts are well established, such as our Women’s Network, and are intended to develop women in our industry. We have developed an internal inclusion and belonging advisory group, which serves as an umbrella to our mental health council, philanthropic activity and a recently established Veteran’s Network. Through our training programs, we are taking a proactive approach to grow and retain our own talent and develop diverse leaders in our industry. We frequently check the pulse of our associates, in addition to our annual engagement survey to listen and act on feedback. This ongoing, two-way dialogue provides our associates with a voice in creating and improving our culture, and the overall associate experience. We believe being included and having a voice is vital for associate engagement and underscores our core principle: Team members are family.
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
Except for the Core & Main trademark and licenses of commercially available third-party software, we do not consider our trademarks, trade names or licenses to be material to the operation of our business as a whole. As we continue to execute on our private label distribution growth strategy, we anticipate the associated trademarks will grow in value. We nevertheless face intellectual property-related risks and may be unable to obtain, maintain and enforce our intellectual property rights. Assertions by third parties that we violate their intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.
Regulation
We are subject to various federal, state, and local laws and regulations, compliance with which increases our operating costs and subjects us to the possibility of regulatory actions or proceedings. Noncompliance with these laws and regulations can subject us to penalties, fines or various forms of civil, administrative, or criminal actions, any of which could have a material adverse effect on our financial condition, results of operations, cash flows or competitive position.
These federal, state, and local laws and regulations relate to wage and hour requirements, permitting and licensing, state contractor requirements, workers’ safety, transportation, tax, SEC regulations, business with disadvantaged business enterprises, collective bargaining and other labor matters, environmental and associate benefits.
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
Our failure to comply with environmental, health and safety laws may result in fines, penalties and other sanctions as well as liability for response costs, property damages and personal injuries resulting from past or future releases of, or exposure to, hazardous materials. The cost of compliance with environmental, health and safety laws and capital expenditures required to meet regulatory requirements is not currently anticipated to have a material adverse effect on our financial condition, results of operations, cash flows or competitive position. New laws or changes in or new interpretations of existing laws, the discovery of previously unknown contamination or the imposition of other environmental, health or safety liabilities or obligations in the future may lead to additional compliance or other costs, which could have a material adverse effect on our financial condition, results of operations, cash flows or competitive position.
Organizational Structure
Core & Main was incorporated on April 9, 2021 for the purpose of facilitating the IPO and other related transactions in order to carry on the business of Holdings and its consolidated subsidiaries. Core & Main is a holding company, and its primary material assets are its ownership interest in Holdings and deferred tax assets associated with this ownership. Holdings has no operations and no material assets of its own other than its indirect ownership interest in Core & Main LP, the legal entity that conducts the operations of Core & Main. For more information regarding the IPO, the Reorganization Transactions (as defined below in Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Initial Public Offering and Secondary Offerings”) and our holding company structure, see Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Subsequent to the IPO, we completed a series of secondary public offerings of shares of Class A common stock on behalf of the CD&R Investors (as defined below under Item 1A. “Risk Factors”), as a result of which and certain repurchase transactions, the CD&R Investors no longer own shares of Core & Main. As of January 28, 2024, Core & Main held 95.4% ownership interest in Holdings with the remaining ownership interest held by Core & Main Management Feeder, LLC (“Management Feeder”).

Available Information
Our principal executive offices are located at 1830 Craig Park Court, St. Louis, MO 63146, and our telephone number is (314) 432-4700. Our website is www.coreandmain.com. We use our website as a routine channel for distribution of information that may be material to investors, including news releases, financial information, presentations and corporate governance information. None of the information contained on, or that may be accessed through, our website or any other website identified herein is part of, or incorporated into, this Annual Report on Form 10-K, and you should not rely on any such information in connection with your decision to invest in our Class A common stock. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on our website, free of charge, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. Additionally, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, at www.sec.gov.
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
Risk Factors Summary
The following is a non-exhaustive summary of principal risks factors you should carefully consider that, if realized, could result in a material impact to our operations, liquidity or financial position, results of operations and/or cash flows. These risks are discussed in more detail in “Risk Factors.” These risks include:
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
•our ability to identify, develop and maintain relationships with a sufficient number of qualified suppliers and the potential that our exclusive or limited supplier distribution rights are terminated;
•the availability of freight;
•the ability of our customers to make payments on credit sales;
•changes in supplier rebates or other terms of our supplier agreements;
•our ability to identify and introduce new products and product lines effectively;
•the spread of, and response to, public health crises and the inability to predict the ultimate impact on us;
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
•safety and labor risks associated with the distribution of our products;
•interruptions in the proper functioning of the Company’s and our third-party service providers’ information systems, including from cybersecurity threats;
•impairment in the carrying value of goodwill, intangible assets or other long-lived assets;
•our ability to continue our customer relationships with short-term contracts;
•risks associated with importing and exporting our products internationally;
•our ability to maintain effective internal controls over financial reporting and remediate any material weaknesses;
•our indebtedness and the potential that we may incur additional indebtedness that might restrict our operating flexibility;
•the limitations and restrictions in the agreements governing our indebtedness, the Amended and Restated Limited Partnership Agreement of Holdings, as amended, and the Tax Receivable Agreements (each as defined herein);
•increases in interest rates;
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
Risks Related to Our Business
We have been, and may continue to be, adversely impacted by declines and volatility in the U.S. residential and non-residential construction markets, which may result in reduced net sales.
Our business is largely dependent on activity in the U.S. residential and non-residential construction markets, which are volatile and subject to cyclical market pressures. The length and magnitude of these cycles have varied over time and by market. Approximately 20% and 38% of our net sales in fiscal 2023 were directly related to the U.S. residential and non-residential end markets, respectively. The level of activity in the U.S. residential and non-residential construction markets is based on numerous factors such as availability of credit, interest rates, general economic conditions, consumer confidence and other factors that are beyond our control. For example, interest rate increases throughout calendar year 2023 were a contributing factor to slowing new lot development and contraction in the residential end market. It is uncertain if the Federal Reserve Board of Governors will raise or lower interest rates in the future and, if so, to what level and for how long. Continued interest rate increases or the lack of anticipated interest rate decreases may suppress the U.S. residential and non-residential construction markets that could have a material adverse effect on our business or financial condition.

We cannot predict the duration of the residential or non-residential construction industry market conditions or the timing of the recovery of residential or non-residential construction activity back to historical averages. Participants in the U.S. residential and non-residential construction industries may postpone spending in response to tighter credit, negative financial news or declines in income or asset values, which could have a material negative effect on the demand for our products. We also cannot provide any assurances that the operational strategies we have implemented to address current or future market conditions will be successful. Due to these factors and the potential volatility in the residential and non-residential construction markets, there may be fluctuations in our operating results, and the results for any historical period may not be indicative of results for any future period. This uncertainty about current or future economic conditions and potential volatility in U.S. residential and non-residential construction markets may lead to reduced demand for our products, which could have a material adverse effect on our business or financial condition.
Our business and the market for our products and services generally are subject to slowdowns in municipal infrastructure spending which may result in reduced net sales.
The market for the distribution of our products and services is affected by national, regional and local slowdowns in the amount spent by municipalities on infrastructure. We supply many of our products to contractors in connection with municipal projects. Approximately 42% of our net sales in fiscal 2023 were related to the municipal market. Many of the factors that influence municipal infrastructure spending are not within our control.
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
The costs to procure the products we sell are historically volatile and subject to fluctuations arising from changes in supply and demand, national and international economic conditions, raw material costs, labor costs, competition, market speculation, government regulation and trade policies, supply chain constraints, as well as delivery delays or cost changes due to the availability of domestic or global logistics, and fuel cost volatility.
Our financial performance is impacted by price fluctuations in the cost to procure substantially all the products we sell and our ability to reflect these changes, in a timely manner, in our customer pricing. The prices of products we purchase and sell increased in the fiscal year ended January 30, 2022 (“fiscal 2021”) and the fiscal year ended January 29, 2023 (“fiscal 2022”) due to several factors, including, but not limited to, constraints in the supply chain associated with labor, global logistics, general inflationary pressures and availability of raw materials, that are in part due to conflict in countries that export raw materials in our products and other weather events. These factors led to decreased availability of certain products that we purchase from our suppliers. Disruptions caused by natural disasters or similar extreme weather events may also affect our ability to both maintain key products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect the Company. For example, operations at certain plants and facilities located in Texas that produce resin, a raw material used in the production of the PVC pipe that we purchase from suppliers, were temporarily shut down as a result of the winter storms of 2021, which caused supply chain disruptions and PVC pipe shortages, which in turn drove product cost increases. Any material shortage of products in the market as a result of natural disasters or similar extreme weather events can negatively impact our net sales, and we may not be able to offset increased product costs via corresponding price increases. Additionally, the conflict in Ukraine resulted in increases in costs associated with products containing ductile iron and steel. A shortage of available manufacturing capacity, or excess capacity, in the industry can result in significant increases or declines in the supply of our products, which in turn results in fluctuations in the market prices for our products, sometimes within a short period of time. Although in some cases we have firm price quotes with our suppliers that fix the price at which we purchase products for a defined period of time, we have experienced termination of certain contracts through the enactment of force majeure contractual clauses.
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
We have a limited ability to control the timing and amount of changes in the cost to procure our products. Although we seek to recover increases in our product costs by passing product cost increases on to our customers, we may not always be successful. In addition, in periods of declining costs for our products, we may face pricing pressure from our customers, requiring us to reduce the prices at which we sell our products to our customers in order to remain competitive in our markets. As we experienced significant product cost increases in fiscal 2021 and fiscal 2022, there is increased risk in future periods that we may experience a decreased rate of inflation, net sales declines or net sales growth at substantially lower rates than in those periods. Due to supply chain constraints, distributors may have increased inventory levels to ensure product availability. As the supply chain improves and product lead time becomes more predictable, distributors may reduce their inventory levels. This may increase competition by suppliers based on price and contribute to deflation. From fiscal 2021 to fiscal 2023, our gross margin improved by approximately 150 basis points in part due to several initiatives, including private label product expansion, sourcing optimization, data-driven pricing strategies and an expansion of value-added products and services. We estimate that a portion of the gross margin increases we experienced in fiscal 2023, fiscal 2022 and fiscal 2021 could be temporary in nature and may not be sustainable once product supply dynamics return to normal, market pricing stabilizes and benefits from low cost inventory purchases diminish. Our ability to adjust prices in a timely manner to account for such price fluctuations may often depend on market conditions, our fixed costs and other factors, and our failure to adapt our product prices and operational strategies could result in lower revenue, profitability and the write down of our inventories. Historically, we have not engaged in material hedging strategies for purchases of products. We generally sell our products on a spot basis and not under long-term contracts. Any increase in product costs that are not offset by an increase in our prices, or our inability to maintain price levels in an environment of declining product costs, could have a material adverse effect on our business or financial condition.

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
In addition, our expansion into new markets and product categories through acquisition may present competitive, management, distribution and regulatory challenges that differ from current ones. We may be less familiar with the target customers and may face different or additional risks, as well as increased or unexpected costs, compared to existing operations. Growth into new markets may also bring us into direct competition with companies with whom we have little or no past experience as competitors. To the extent we are reliant upon expansion into new geographic, industry and product markets for growth and do not meet the new challenges posed by such expansion our ability for future sales growth may be limited and/or we may incur higher operating costs.
In connection with any acquisition, we may acquire liabilities or defects such as legal claims, including those not identified during due diligence, such as third-party liability and other tort claims; claims for breach of contract; employment-related claims; environmental, health and safety liabilities, conditions or damage; permitting, regulatory or other compliance with law issues; liability for hazardous materials; or trade liabilities. If we acquire any of these liabilities, and they are not adequately covered by insurance or an enforceable indemnity or similar agreement from a creditworthy counterparty or are otherwise mitigated, we may be responsible for significant out-of-pocket expenditures. In connection with any divestitures, we may incur liabilities for breaches of representations and warranties or failure to comply with operating covenants under any agreement for a divestiture. In addition, we may indemnify a counterparty in a divestiture for certain liabilities of the subsidiary or operations subject to the divestiture transaction. These liabilities, if they materialize, could have a material adverse effect on our business or financial condition.
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
The markets in which we operate are fragmented and highly competitive. Competition varies depending on product line, type of customer and geographic area. We have only one major national competitor, but we also face competition from regional and local competitors and a limited number of manufacturers who sell directly to large customers within our customer base. We estimate that our net sales accounted for approximately 17% of our $39 billion addressable market in fiscal 2023. Any failure to compete with our national, regional or local competitors could have a material adverse effect on our business or financial condition.
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
Additionally, our operations depend on the continued efforts of our senior management. Our senior management team has substantial experience and expertise in our industry and has made significant contributions to our growth and success. There is a heightened risk of loss for certain senior management members that hold limited partner interests of Holdings (“Partnership Interests”) through Management Feeder. The loss of their services could limit our ability to grow our business and cause disruptions in our operations.

If we fail to identify, develop and maintain relationships with a sufficient number of qualified suppliers or our exclusive or limited supplier distribution rights are terminated, our ability to timely and efficiently access products that meet our standards for quality could be adversely affected or we may experience an increase in the costs of our products that could reduce our overall profitability.
We buy our products and supplies from suppliers that manufacture and source products from the U.S. and abroad. We enter into agreements with many of our suppliers that provide us with exclusive or limited distribution rights, limiting our competitors’ ability to source materials from such suppliers. Our ability to identify and develop relationships with qualified suppliers and enter into exclusive or limited distribution rights agreements with suppliers who can satisfy our standards for quality and our need to access products and supplies in a timely and efficient manner is important to our success. In fiscal 2023, our top supplier accounted for approximately 8% of our product expenditures. Our top ten largest suppliers accounted for approximately 45% of our total purchases in fiscal 2023. We generally have multiple sources of supply, however, in some cases, materials are provided by a single supplier. Any failure to maintain our relationship with any of our top ten largest suppliers, the loss of a sole source supplier, or a failure to replace any such supplier that is lost, could have a material adverse effect on our business or financial condition.
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
We are dependent on third-party freight carriers to transport some of our products. Our access to third-party freight carriers is not guaranteed, and we may be unable to transport our products at economically attractive rates in certain circumstances, particularly in cases of adverse market conditions or disruptions to transportation infrastructure. For example, the U.S. has experienced a shortage of qualified professional commercial truck drivers, which has impacted our suppliers’ ability to deliver products to us and our ability to deliver products on a timely basis. There can be no certainty that such shortage will be addressed in the near term and we may be unable to secure alternative means of freight transport. If the freight carrier capacity in our geographic markets were to decline significantly it could have a material adverse effect on our business or financial condition.
A significant amount of our net sales are credit sales, which are made primarily to customers whose ability to pay is dependent, in part, upon the economic strength of the industry and geographic areas in which they operate.
Approximately 98% of our net sales volume in fiscal 2023 was facilitated through the extension of credit to our customers whose ability to pay is dependent, in part, upon the economic strength of the industry in the areas in which they operate. In some cases, our extension of credit is secured by mechanic liens or surety bonds backed by a surety company, but such security does not guarantee collection. If a customer is unable to pay off our mechanic lien or if such lien is not superior to other lienholders and creditors, we may not be able to recoup our extension of credit. The credit we extend to a customer depends on both the financial strength of the customer and the nature of the project in which the customer is involved. Certain customers may not make payments to us until they receive payments from their own customers. Supply chain constraints may extend project completion dates and ultimately the time until we receive full payment from our customers. The inability of our customers to pay off their credit lines in a timely manner, or at all, could have a material adverse effect on our business or financial condition. Furthermore, our collections efforts with respect to non-paying or slow-paying customers could negatively impact our customer relations going forward. If our collections process fails to collect money due from a customer, we may be forced to initiate litigation against such customer to compel payment. Any such litigation could be costly, and the outcome would be uncertain.
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
The rebate programs we negotiate with our vendors often require us to purchase minimum quantities or dollar amount of purchases to qualify for the rebate and result in higher rebates with increased quantities or dollars purchased. Even if our rebate programs are not adversely affected through negotiation, we may not earn rebates at level commensurate with historical periods and our gross margin percentage may be adversely impacted. Changes to our end markets that decrease demand for products or planned inventory reductions due to more reliable lead times for products may cause us to fall short of minimum quantities or dollar amounts required to earn a rebate or preclude us from reaching the highest rebates offered by our vendors. As many rebate programs are calculated as a percentage of dollars spent, deflation in product costs can adversely impact rebates earned relative to historical periods.
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
A public health crisis and associated government restrictions to prevent its spread could have an adverse impact on our business, results of operations and financial condition as well as the operations of some of our suppliers. A widespread public health crisis may decrease demand for our products due to public reaction to the health crisis or actions taken by governmental or other regulatory organizations to control or otherwise limit the effects of the public health crisis. This crisis may also limit labor availability that could adversely impact manufacturing and distribution throughout the supply chain and limit the availability of product by our suppliers. Depending on the ultimate scope and duration of the supply chain disruptions, we may experience increases in product costs which we may not be able to pass on to our customers, loss of sales due to lack of product availability or potential customer claims from the inability to provide products in accordance with contractual terms. In addition, if significant numbers of associates, key personnel and/or senior management become unavailable due to sickness, legal requirements or self-isolation, our operations could be disrupted and materially adversely affected. Measures taken in response to a public health crisis could adversely impact our ability to retain and attract associates, including key personnel.
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
Our facilities and operations are subject to a broad range of federal, state and local environmental, health and safety laws, including those relating to the release of hazardous materials into the environment, the management, treatment, storage and disposal of hazardous materials and wastes, the investigation and remediation of contamination and the protection of our associates. We have incurred, and expect to continue to incur, capital expenditures in addition to ordinary course costs to comply with applicable current and future environmental, health and safety laws. More stringent or complicated federal, state or local environmental rules or regulations could increase our operating costs and expenses. Our failure to comply with environmental, health and safety laws may result in fines, penalties, enforcement actions and other sanctions as well as liability for response costs, property damages and personal injuries resulting from releases of, or exposure to, hazardous materials. We could also be held liable for the costs to address contamination at any real property we have ever owned or operated, or used as a storage or disposal site. In addition, changes in, or new interpretations of, existing laws, the discovery of previously unknown contamination, or the imposition of other environmental, health or safety liabilities or obligations in the future, including additional investigation or other obligations with respect to any potential health hazards of our products or business activities, may lead to additional compliance or other costs that could have a material adverse effect on our business or financial condition.
Costs relating to future capital and operating expenditures to maintain compliance with environmental, health and safety laws, as well as costs to address contamination or environmental claims, may exceed any current estimates and reserves or adversely affect our business. In addition, any unanticipated liabilities or obligations arising, for example, out of the discovery of previously unknown conditions or changes in law or enforcement policies, could materially and adversely affect our business or financial condition.
We are subject to regulation and regulatory change, and our costs of doing business could increase as a result of changes in federal, state or local regulations.
Our operations are principally affected by various statutes, regulations and laws in the U.S. states in which we operate. While we are not engaged in a heavily regulated industry, we are subject to various laws applicable to businesses generally, including laws affecting land usage, zoning, the environment, health and safety, transportation, labor and employment practices, competition, immigration and other matters. Additionally, building codes may affect the products our customers are allowed to use, and consequently, changes in building codes may affect the saleability of our products. Changes to U.S. federal, state and local tax laws and regulations could have a material impact on us. See Item 1. “Business—Regulation” of this Annual Report on Form 10-K.
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
We cannot predict the nature and timing of future developments in law and regulations and whether we will be successful in meeting future demands of regulatory agencies in a manner that will not materially adversely affect the Company.

Increasing scrutiny and changing stakeholder expectations and disclosures in respect of ESG and sustainability practices may adversely impact our business and our stock price and impose additional costs or expose us to new or additional risks.
Companies across all industries are facing increasing scrutiny from stakeholders related to their ESG and sustainability practices. Investor advocacy groups, proxy advisory firms, certain institutional investors and lenders, investment funds and other influential investors and rating agencies are also increasingly focused on ESG and sustainability practices and matters and on the implications and social cost of their investments and loans while other market participants have evidenced opposition to certain companies’ consideration of such practices and matters. Increased focus on ESG and sustainability matters could have a material adverse effect on our business or financial condition, and expose us to new or additional risks, including as described below.
We recognize that many of our shareholders, employees, suppliers, customers, regulators and other stakeholders expect us to continue to focus on long-term sustainable performance while considering the positive impact we can have on the environment and in our communities. This includes addressing significant, relevant ESG factors, further working to prioritize sustainable energy practices and reducing our carbon footprint. We must make strategic investments to ensure our sustainability goals and objectives are responsive to the broader market environment and directly tied to our overarching business priorities. We have incurred and expect to continue to incur costs and capital expenditures in doing so, and certain of such future costs and capital expenditures could be material. For example, on March 21, 2022, the SEC released proposed rule changes that would require new climate-related disclosure in SEC filings, including certain climate-related metrics and greenhouse gas emissions, information about climate-related targets and goals, transition plans, if any, and extensive attestation requirements. In addition to requiring filers to quantify and disclose direct emissions data, the new rules would also require disclosure of climate impact arising from the operations and uses by the filer's business partners and contractors and end-users of the filer's products and/or services. If adopted as proposed, the rule changes would cause us to incur additional compliance and reporting costs, certain of which could be material, including related to monitoring, collecting, analyzing and reporting new metrics and implementing systems and procuring additional internal and external personnel with the requisite skills and expertise to serve those functions and provide necessary attestation, as applicable. Such costs could have a material adverse effect on our business or financial condition. In addition to these proposed SEC rule changes, California passed a series of climate disclosure bills in October 2023 which may lead to other states proposing climate-related regulations that require additional climate-related disclosures.
Further, if we do not adapt to or comply with investor or other stakeholder expectations and standards, which are evolving, or if we are perceived not to have responded appropriately to growing concern for ESG and sustainability issues, our business could suffer, including from reputational damage. Additionally, activist shareholders may submit proposals to promote or oppose an ESG-related position. Responding to such proposals, proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupting our operations, causing reputational harm, and diverting the attention of our board of directors and senior management from the pursuit of business strategies. Further, a multitude of organizations that provide information to investors have developed ratings processes for evaluating companies on their approach to ESG and sustainability matters. Such ratings and reports are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings, or perceptions of us or our industry as a result of such ratings or our ESG and sustainability practices, may lead to increased negative investor and other stakeholder sentiment toward us or our customers, and to the allocation of investment capital to other industries and companies, which could negatively affect our stock price and access to and costs of capital.
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

We rely on manufacturers and other suppliers to provide us with most of the products we sell and distribute. However, as a distributor, we face an inherent risk of exposure to product liability and other claims in the event that the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health or safety or other laws. In addition, we fabricate and install certain products, either internally or through third parties, which may increase our exposure to product liability claims. We cannot predict whether or how we may become liable under environmental and product liability statutes, rules, regulations and case law. In particular, we have been and continue to be subject to claims related to asbestos containing products, including for claims relating to products sold by businesses prior to such businesses being acquired by us. Asbestos-related claims have not historically had a material impact on our financial position or results of operations, but there can be no guarantee that any such claims will not have a material impact on us in the future. Although we currently maintain product/general liability insurance, there can be no assurance that we will be able to maintain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate protection against potential liabilities. Additionally, we do not carry insurance for all categories of risk that our business may encounter (including asbestos claims for which insurance is not attainable). Any significant liability that is uninsured or not fully insured may require us to pay substantial amounts. See additional discussion in Item 1. “Business—Legal Proceedings” of this Annual Report on Form 10-K.
We also may, from time to time, be involved in government inquiries, investigations and proceedings. We cannot predict the outcomes of these inquiries, investigations and proceedings. The outcome of some of these events and other contingencies could require us to take, or refrain from taking, actions that could materially and adversely affect our business or financial condition, such as requiring us to pay substantial amounts of money. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources from other matters.
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
Although the majority of our overall product offerings relate to distribution for which we engage in no significant manufacturing, we do perform light fabrication services for certain product categories, including fire protection, storm drainage, geosynthetics and erosion control, meter sets and fusible HDPE piping products, which collectively accounted for less than 5% of our net sales in fiscal 2023 and which we believe are products with significant opportunities for growth. Any difficulties with, or interruptions of, our fabrication service operations could delay our output of products and harm our relationships with our customers. If our fabrication processes fail, we may fail to perform on our contracts with our customers unless we are able to obtain comparable products or services in a timely and cost-effective manner. Further, the performance of fabrication services on the products we sell may increase our exposure to product defect liabilities for which we have no recovery of losses through vendor indemnification. If we are unable to fabricate certain products, find suitable replacements for them or experience product defect liabilities it could have a material adverse effect on our business or financial condition.
We are subject to certain safety and labor risks associated with the distribution and fabrication of our products.
As of January 28, 2024, we employed approximately 5,000 associates in total, a significant percentage of whom work at our branch locations. Our business involves transporting industrial water, wastewater, storm drainage and fire protection products and operating heavy machinery such as forklifts and tractor trailers, and there is a risk that an accident or death could occur in one of our facilities. We operate a large fleet of trucks and other vehicles and therefore face the risk of traffic accidents. The outcome of any personal injury, wrongful death or other litigation is difficult to assess or quantify and the cost to defend litigation can be significant. Although we currently maintain insurance, including, but not limited to, workers’ compensation, automobile and general liability, there can be no assurance that we will be able to maintain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate protection against potential liabilities. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith or negative effects on associate morale, could have a material adverse effect on our business or financial condition.
We provide medical coverage to some of our associates through a self-insured preferred provider organization. Though we believe that we have adequate insurance coverage in excess of self-insured retention levels, our business or financial condition may be adversely affected if the number and severity of insurance claims increases.
Interruptions in the proper functioning of the Company’s and our third-party service providers’ IT systems or compromise of our or our customers’ confidential data, including from cybersecurity threats, could disrupt operations and cause unanticipated reputational harm, litigation and regulatory risk, as well as increases in costs or decreases in net sales, or both.
Because we use our information systems, including Smart Distributor, PowerScope®, Online Advantage®, Mobile Advantage® and other platforms to, among other things, manage inventories and accounts receivable, make purchasing decisions, prepare project bids, assist our customers and improve our customers’ experience and monitor our results of operations, the proper functioning of our IT systems is critical to the successful operation of our business. Our IT systems, confidential data, as well as our remote processing capabilities and physical and software safeguards or those of our suppliers and customers, may be vulnerable to natural disasters, power losses, cyber-attacks, theft, or unauthorized access (including through any intentional or malicious attacks, whether by a virus, malware or an outsider seeking to compromise our IT systems, or by a rogue associate), telecommunication failures and other problems. If critical IT systems fail, or are otherwise unavailable, our ability to process orders, track credit risk, identify business opportunities, maintain proper levels of inventories, collect accounts receivable and pay expenses and otherwise manage our business would be materially and adversely affected.

Information security and cyber risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. The cybersecurity landscape continues to evolve and presents novel risks and we may become increasingly vulnerable to such risks if we fail to assess and identify cybersecurity risks associated with our operations. A failure in or breach of our operational or information security systems, or those of our third-party service providers (or their downstream service providers), as a result of cyber-attacks or information security breaches has in the past, and could in the future, disrupt our business. In December 2023, SEC rules went into effect that require the Company to disclose material cybersecurity incidents on Form 8-K generally within four days of the incident being determined material. In addition, a cyber-attack or information security breach could result in the disclosure or misuse of confidential or proprietary information, result in legal liability and regulatory action, damage our business relationships and reputation, result in or increase our litigation, remediation, forensic or other costs or cause losses. We may also incur significant administrative and technology costs in implementing and maintaining data security measures to prevent or limit the impact of such incidents. Damage to us or to our suppliers or customers resulting from such incidents could subject us to liability under U.S. state and federal and foreign laws that require us to implement certain data security protocols and to protect confidential personal data, which could result in increased costs, loss of revenues, settlement costs and/or substantial penalties that may either not be insured or not be fully covered through insurance. Cybersecurity and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access are and will continue to be a priority for us. As cyber threats continue to evolve, we continually assess cyber risks, enhance our information security procedures and other safeguards, and implement updates to our IT systems. See Item 1C. “Cybersecurity” of this Annual Report on Form 10-K for a discussion of how we manage our cybersecurity risk. There can be no guarantee that a cybersecurity incident will not occur and that our business or financial condition will not be materially and adversely affected by such an incident.
An impairment of goodwill, intangible assets or other long-lived assets could have a material adverse effect on our financial position or results of operations.
Our acquisitions frequently result in the recording of goodwill and other intangible or long-lived assets. As of January 28, 2024, goodwill and amortizing intangible assets, net of accumulated amortization, represented 31% and 15%, respectively, of our total assets. Goodwill is not amortized and is subject to impairment testing at least annually using a fair value-based approach. Future events, such as declines in our cash flow projections or customer demand, may cause impairments of our goodwill or long-lived assets, including intangible assets, based on factors such as the price of our common stock, projected cash flows, assumptions used, control premiums or other variables. In addition, if we divest long-lived assets at prices below their asset value, we must write them down to fair value resulting in long-lived asset impairment charges, which could adversely affect our financial position or results of operations. We cannot accurately predict the amount and timing of any impairment of assets, and, in the future, we may be required to take additional goodwill or other asset impairment charges. Any such non-cash charges could have a material adverse effect on our business or financial condition.
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
While a portion of our net sales are made to customers with whom we have contractual relationships, many of these contracts are requirements contracts under which we supply a percentage of a customer’s requirements over a period of time, without any specific commitment by the customer to purchase a particular unit volume. As such, we are not guaranteed any minimum level of net sales under many of our contracts, and many of our customers, including some of our largest customers, are under no obligation to continue to purchase products from us.
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
We export and import certain of our products to different jurisdictions outside the U.S. The shipment of goods across international borders is subject to extensive trade laws and regulations. The laws and regulations concerning import-export activity, recordkeeping and reporting, import-export control, interactions with government officials and economic sanctions are complex and constantly changing, and we cannot provide assurance that we will not incur material costs or liabilities in connection with these or other regulatory requirements.
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal control over financial reporting. We are required to provide a management report on internal control over financial reporting. In addition, we are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Our internal resources and personnel may in the future be insufficient to avoid accounting errors, and we and our auditors may identify deficiencies, significant deficiencies or material weaknesses in our internal control environment in the future.
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
If there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal controls, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, which in turn could cause the price of our Class A common stock to decline. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our internal controls, it may negatively impact our business or financial condition and reputation. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange (“NYSE”) or could become subject to investigations by the NYSE, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.

The impact of volatility and disruptions in the global credit and financial markets could have a material adverse effect on our business or financial condition.
Failures of financial institutions and any related liquidity crisis may impact depositors’ access to their cash deposits at financial institutions and create disruption in capital and credit markets. For example, the events in March 2023 surrounding Silicon Valley Bank, First Republic Bank and Signature Bank created temporary uncertainty on their customers’ cash deposits in excess of Federal Deposit Insurance Corporation limits prior to actions taken by governmental entities. We maintain our cash deposits according to a banking policy that requires diversification across a variety of highly rated financial institutions. Our Senior ABL Credit Facility (as defined in Note 6 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K) is also diversified across various financial institutions. However, there is no guarantee that other financial institutions won’t experience similar liquidity issues or that actions taken by governmental entities to mitigate these risks will be sufficient to ensure access to our cash deposits and sources of liquidity. As a result, a failure of one or more financial institutions with which we do business could have a material adverse effect on our business or financial condition.
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
As of January 28, 2024, we had total consolidated indebtedness of $1,893 million and $218 million in outstanding lease commitments. In addition, as of January 28, 2024, after giving effect to $16 million of letters of credit issued under the Senior ABL Credit Facility, Core & Main LP would have been able to borrow $804 million under the Senior ABL Credit Facility, subject to borrowing base availability. On February 9, 2024, Core & Main LP entered into a $750 million incremental seven-year term loan maturing on February 9, 2031 (the “2031 Senior Term Loan”).
Our indebtedness could have important consequences to our shareholders. Because of our indebtedness:
•our ability to obtain additional financing for working capital, make capital expenditures, complete acquisitions, meet debt service requirements, make Tax Receivable Agreements payments, pay dividends and make other distributions or to purchase, redeem or retire capital stock or for general corporate purposes and our ability to satisfy our obligations with respect to our indebtedness may be impaired in the future;
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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the agreements governing our indebtedness provide our subsidiaries with the flexibility to incur a substantial amount of secured and unsecured indebtedness in the future, if our subsidiaries are in compliance with certain incurrence ratios set forth in these agreements. In addition, after giving effect to $16 million of letters of credit issued under the Senior ABL Credit Facility, as of January 28, 2024, Core & Main LP would have been able to borrow an additional $804 million under the Senior ABL Credit Facility, subject to borrowing base availability. On February 9, 2024, we incurred an additional $750 million of indebtedness in conjunction with the 2031 Senior Term Loan. See Note 6 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
The agreements governing our indebtedness restrict our current and future operations and our ability, and the ability of our future subsidiaries, to engage in certain business and financial transactions, and, as a result, may adversely affect our business or financial condition.
The agreements governing our indebtedness contain a number of covenants that may limit Core & Main LP’s ability and the ability of any of its future restricted subsidiaries to:
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
Core & Main LP is required to make mandatory prepayments under (a) the Senior ABL Credit Facility, if aggregate outstanding borrowings exceed the then applicable borrowing base or the then effective commitments under the Senior ABL Credit Facility, and (b) the 2028 Senior Term Loan (as defined in Note 6 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K), from excess cash flow, asset sale proceeds, insurance recovery proceeds and proceeds from certain debt incurrences, in each case subject to certain limitations and conditions set forth in the agreements governing such facilities. In addition, any future financing arrangements entered into by us may contain similar restrictions. As a result of these covenants and restrictions, we are limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities.
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
The Second Amended and Restated Agreement of Limited Partnership of Holdings (as amended, the “Amended and Restated Limited Partnership Agreement of Holdings”) may restrict our ability to incur additional indebtedness or refinance our existing indebtedness in a manner that would materially and adversely affect Holdings’ ability to make tax distributions to holders of Partnership Interests or distributions to us to fund payments under the Tax Receivable Agreements (as defined below under “Risks Related to our Organizational Structure”). We may be unable to secure additional financing or refinance our existing indebtedness on favorable terms as a result of such restriction.
In addition, each of the Tax Receivable Agreements requires that any debt document that refinances or replaces our existing indebtedness be no more restrictive on our ability to make payments under each Tax Receivable Agreement than our current indebtedness, unless CD&R Waterworks Holdings, L.P., a Delaware limited partnership, and the Former Limited Partners (as defined in Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K) (collectively, the “CD&R Investors”) otherwise consent. At the time of any such refinancing or replacing our existing indebtedness, it may not be possible to include such terms in such debt documents, and a result, we may need the CD&R Investors’ consent to complete such refinancing of our existing indebtedness.
An increase in interest rates would increase the cost of servicing our indebtedness and could reduce our profitability, increase cash outflows, decrease our liquidity or impact our solvency.
Our indebtedness under the Senior ABL Credit Facility, the 2028 Senior Term Loan and the 2031 Senior Term Loan bears interest at variable rates. As a result, increases in interest rates could increase the cost of servicing such indebtedness and materially reduce our profitability and cash flows. As of January 28, 2024, assuming all Senior ABL Credit Facility revolving loans were fully drawn, and excluding the impact of any interest rate hedging instruments, each one percentage point change in interest rates would have resulted in an approximately $27 million increase in annual interest expense on the Senior ABL Credit Facility and the 2028 Senior Term Loan. The impact of such an increase would be more significant for us than it would be for some other companies because of the total amount of our indebtedness.
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

On February 9, 2024, the Senior ABL Credit Facility was amended to extend the facility maturity date to February 9, 2029. The outstanding borrowings under the 2028 Senior Term Loan mature on July 27, 2028 and the outstanding borrowings on the 2031 Senior Term Loan mature on February 9, 2031. We may be unable to refinance any of our indebtedness prior to maturity, or otherwise, or obtain additional financing, particularly because of our indebtedness. In addition, market disruptions, such as those experienced in 2008, 2009, 2020 and more recently in 2022, as well as our indebtedness levels, may increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due. We may be unable to refinance our indebtedness, at maturity or otherwise, on terms acceptable to us or at all. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs dramatically increase, our ability to finance current operations and meet our short-term and long-term obligations could be adversely affected.
If Core & Main LP cannot make scheduled payments on its indebtedness under the Senior ABL Credit Facility, the 2028 Senior Term Loan, and/or the 2031 Senior Term Loan, it will be in default and the lenders under the Senior ABL Credit Facility, the 2028 Senior Term Loan and/or the 2031 Senior Term Loan could terminate their commitments to loan money or foreclose against the assets securing the borrowings, and Core & Main LP could be forced into bankruptcy or liquidation. Any of these actions could have a material adverse effect on our business or financial condition.
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
We are a holding company and our primary material assets are our direct and indirect ownership of Holdings and deferred tax assets associated with this ownership. Holdings itself has no operations and no material assets of its own other than its indirect ownership interest in Core & Main LP. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, will be dependent upon the financial results and cash flows of our current and future subsidiaries, including Core & Main LP. There can be no assurance that our subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including covenants in the agreements that govern Core & Main LP’s indebtedness, will permit such distributions.
Holdings is treated as a partnership for U.S. federal income tax purposes and, as such, generally is not subject to any entity-level U.S. federal income tax. Instead, taxable income of Holdings, if any, will be allocated to holders of Partnership Interests, including us. Accordingly, we will generally incur U.S. federal income taxes on our allocable share of any net taxable income of Holdings. In addition, our allocable share of Holdings’ net taxable income will increase over time as Management Feeder continues to exchange its Partnership Interests for shares of our Class A common stock. Such increase in our taxable income may increase our tax expenses and may have a material adverse effect on our business or financial condition.
Under the terms of the Amended and Restated Limited Partnership Agreement of Holdings, Holdings is obligated to make tax distributions to holders of Partnership Interests, including us, to the extent that other distributions made by Holdings are otherwise insufficient to pay the tax liabilities of holders of Partnership Interests. In addition to tax expenses, we also incur expenses related to our operations, including payments under the Tax Receivable Agreements. Because tax distributions are based on an assumed tax rate, Holdings may be required to make tax distributions that, in the aggregate, could be significant. We intend, as its general partner, to cause Holdings to make cash distributions to the owners of Partnership Interests, including us, in an amount sufficient to (i) fund all or part of their tax obligations in respect of taxable income allocated to them and (ii) cover our operating expenses, including payments made under the Tax Receivable Agreements. However, Holdings’ ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which Holdings is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Holdings insolvent. If we do not have sufficient funds to pay taxes or other expenses or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under any Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under such Tax Receivable Agreement and therefore accelerate payments due under such Tax Receivable Agreement. In addition, if Holdings does not have sufficient funds to make distributions, our ability to declare and pay cash dividends on our Class A common stock will also be restricted or impaired. See “—Risks Related to Our Class A Common Stock”.

Our organizational structure, including the Tax Receivable Agreements, confers certain benefits upon the Continuing Limited Partners and certain Former Limited Partners that will not benefit Class A common stockholders to the same extent as it will benefit Continuing Limited Partners or such Former Limited Partners.
Our organizational structure, including the Tax Receivable Agreements, confers certain benefits upon Continuing Limited Partners (as defined in Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K) and certain Former Limited Partners that will not benefit the holders of our Class A common stock to the same extent as it will benefit Continuing Limited Partners or such Former Limited Partners. As described in Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, exchanges of Partnership Interests by the Continuing Limited Partners and Former Limited Partners may generate tax attributes for the Company for which we must pay 85% of the realized, or deemed to be realized, benefits to the exchanging party under the respective Tax Receivable Agreement. Although we will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the trading market for the Class A common stock. In addition, our organizational structure, including the Tax Receivable Agreements, imposes additional compliance costs and requires a significant commitment of resources that would not be required of a company with a simpler organizational structure.
The Tax Receivable Agreements require us to make cash payments to the Continuing Limited Partners and certain Former Limited Partners in respect of certain tax benefits to which we may become entitled, and we expect that the payments we will be required to make will be substantial.
As described in greater detail in Note 7 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, under the Tax Receivable Agreements, we are required to make cash payments to the Continuing Limited Partners or their permitted transferees and to certain Former Limited Partners or their permitted transferees. The amount of the cash payments that we will be required to make under the Tax Receivable Agreements is expected to be substantial. Any payments made by us under the Tax Receivable Agreements will generally reduce the amount of overall cash flow that might have otherwise been available to us. Furthermore, our future obligation to make payments under the Tax Receivable Agreements could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot realize some or all of the tax benefits that are the subject of the Tax Receivable Agreements. Payments under the Tax Receivable Agreements are not conditioned on any holder’s continued ownership of Partnership Interests or our common stock. As of January 28, 2024, the Company had recorded a $717 million payable to related parties pursuant to the Tax Receivable Agreements.
In addition, if the Continuing Limited Partners exchanged their remaining Partnership Interests on January 28, 2024, utilizing assumptions described in Note 7 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we would recognize an additional deferred tax asset (subject to offset with existing deferred tax liabilities) of approximately $108 million and a Continuing Limited Partners Tax Receivable Agreement liability of approximately $92 million. The full exchange by the Continuing Limited Partners will also decrease our aforementioned deferred tax asset associated with our investment in Holdings by $4 million. These amounts are estimates only and are subject to change. The actual amount and timing of any payments under the Tax Receivable Agreements will vary depending upon a number of factors, including the timing of exchanges by the holders of Partnership Interests, the amount of gain recognized by such holders of Partnership Interests, the amount and timing of the taxable income we generate in the future and the federal tax rates then applicable.
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

As a result of the foregoing, (i) we could be required to make payments under such Tax Receivable Agreement that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to such Tax Receivable Agreement and (ii) if we elect to terminate such Tax Receivable Agreement early, we would be required to make an immediate cash payment equal to the specified percentage of the present value of the anticipated future tax benefits that are the subject of such Tax Receivable Agreement, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. Based upon certain assumptions, described in greater detail in Note 7 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we estimate that if we had exercised our termination right as of January 28, 2024, the amount of the termination payment pursuant to the Tax Receivable Agreements recorded on the Consolidated Balance Sheets for the exchange of Partnership Interests would be approximately $470 million and the amount of the termination payment to the Continuing Limited Partners holding the remaining exchangeable Partnership Interests would be approximately $58 million. The foregoing numbers are estimates and the actual payments could differ materially based on, among other things, the timing of an early termination election, the discount rate applicable at the time of the early termination election and material changes in relevant tax law. In these situations, our payments under such Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to fund or finance our payments under the Tax Receivable Agreements.
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
The payment obligations under the Tax Receivable Agreements are our obligation and not an obligation of Holdings. In the event any tax benefits initially claimed by us and for which payment has been made are successfully challenged by a taxing authority, such prior payments under the applicable Tax Receivable Agreements will not be reimbursed but any such detriment will generally be taken into account as a reduction in future payments due under the applicable Tax Receivable Agreement. However, we might not determine that we have effectively made an excess cash payment for a number of years following the initial time of such payment and, if any of our tax reporting positions are challenged by a taxing authority, we will not be permitted to reduce any future cash payments under such Tax Receivable Agreement until any such challenge is finally settled or determined. As a result, payments could be made under such Tax Receivable Agreement in excess of the tax savings that we realize in respect of the tax attributes that are the subject of such Tax Receivable Agreement.
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
Volatility in the market price of our Class A common stock may prevent our shareholders from being able to sell shares at or above the price you paid for such shares. The market price of our Class A common stock may fluctuate significantly. Among the factors that could affect our stock price are:
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
•changes in our share repurchase or dividend policy;
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

An active, liquid trading market for our Class A common stock may not be sustained.
Although our Class A common stock is currently listed on the NYSE under the symbol “CNM,” an active trading market for our shares may not be sustained. Accordingly, if an active trading market for our Class A common stock is not maintained, the liquidity of our Class A common stock, our shareholders’ ability to sell shares of our Class A common stock when desired and the prices that a shareholder may obtain for shares of our Class A common stock will be adversely affected.
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
As of January 28, 2024, we had a total of 191,663,608 shares of Class A common stock outstanding and 9,630,186 of potential additional shares of Class A common stock issuable upon exchange of Partnership Interests (with automatic retirement of an equal number of shares of Class B common stock).
Additionally, pursuant to the terms of the Exchange Agreement and subject to certain restrictions set forth therein and as described elsewhere in this Annual Report on Form 10-K, Management Feeder (or its permitted transferees) has the right to exchange its Partnership Interests, together with the retirement of a corresponding number of shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis or, at the election of a majority of the disinterested members of our board of directors, for cash from a substantially concurrent public offering or private sale (based on the price of our Class A common stock sold in such public offering or private sale), net of any underwriting discounts and commissions, for each Partnership Interest exchanged, subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications and other similar transactions. The Exchange Agreement also provides that in connection with any such exchange, to the extent that Holdings has, since consummation of the Reorganization Transactions and our IPO, made distributions to Management Feeder that are proportionately lesser or greater than the distributions made to us, on a pro rata basis, the number of shares of Class A common stock to be issued or cash to be paid to Management Feeder will be adjusted to take into account the amount of such discrepancy that is allocable to the Partnership Interests, and Class B common stock, subject to such exchange. We expect to cause Holdings to make overall distributions to its partners in such a manner as generally to limit increases to the number of shares of Class A common stock to be issued or cash to be paid to Management Feeder in connection with the adjustment described in the preceding sentence. The amount of future partner distributions and the number of shares issuable pursuant to such provision of the Exchange Agreement will fluctuate based on a number of factors, including our financial performance, the actual tax rates applied to Management Feeder (or its permitted transferees), any changes in tax rates or tax laws and future share prices for our Class A common stock. Unless our board of directors elects to settle these obligations in cash pursuant to the terms of the Exchange Agreement, we expect that these arrangements will result in a substantial number of additional shares of Class A common stock being issued to Management Feeder.
On July 23, 2021, we also filed a registration statement on Form S-8 under the Securities Act to register the shares of Class A common stock to be issued under our equity compensation plans. As a result, all shares of Class A common stock acquired upon exercise of stock options and other securities convertible or exchangeable into shares of Class A common stock granted under our equity compensation plans will be freely tradable under the Securities Act, subject to the terms of the lock-up agreements, unless purchased by our affiliates. Furthermore, as of January 28, 2024, there were (i) common units of Management Feeder, which correspond to an equivalent number of Partnership Interests in Holdings that may be exchanged for 9,243,276 shares of Class A common stock in the aggregate, which will be issuable upon exchange of such Partnership Interests (together with the retirement of a corresponding number of shares of Class B common stock held by Management Feeder), (ii) unvested common units of Management Feeder, that are subject to certain time-vesting provisions, which correspond to an equivalent number of Partnership Interests in Holdings that may be exchanged for 386,910 shares of Class A common stock in the aggregate, which will be issuable upon exchange of such Partnership Interests (together with the retirement of a corresponding number of shares of Class B common stock held by Management Feeder) and (iii) stock appreciation rights of Holdings, denominated in Class A common stock, pursuant to which 331,554 shares of Class A common stock will be issuable, at a weighted average base price of $5.28 per share, of which stock appreciation rights representing 225,941 shares of Class A common stock are vested and exercisable as of January 28, 2024.

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
•do not opt out of Section 203 of the Delaware General Corporation Law (the “DGCL”), which generally prohibits a publicly-held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years following the time the person became an interested stockholder, or any successor provision to Section 203;

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
Our Certificate of Incorporation and By-laws may also make it difficult for stockholders to replace or remove our management. Furthermore, the existence of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our Class A common stock. These provisions may facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our stockholders.
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
We currently do not have an approved plan to pay dividends on our Class A common stock or repurchase shares and, consequently, your ability to achieve a return on your investment depends on appreciation in the price of our Class A common stock.
While we may in the future consider approving a plan to pay dividends on our Class A common stock, we currently intend to use our future earnings, if any, to repay debt, to fund our growth, to develop our business, for working capital needs and for general corporate purposes. Therefore, there is no certainty as to the timing, frequency and magnitude of any dividends that we may pay on our Class A common stock for the foreseeable future, and the success of an investment in shares of our common stock depends upon any future appreciation in their value. There is no guarantee that shares of our Class A common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares. Payments of dividends, if any, are at the sole discretion of our board of directors after taking into account various factors, including general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal and tax restrictions and implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. In addition, our operations are conducted almost entirely through our subsidiaries. As such, to the extent that we determine in the future to pay dividends on our Class A common stock, none of our subsidiaries will be obligated to make funds available to us for the payment of dividends. Further, the agreements governing our subsidiaries’ debt agreements significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us, and we may enter into other debt agreements or borrowing arrangements in the future that restrict or limit our ability to pay cash dividends on our Class A common stock. In addition, Delaware law imposes additional requirements that may restrict our ability to pay dividends to holders of our Class A common stock.

Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or stockholders.
Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action, suit or proceeding brought on our behalf, (ii) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, other employees, agents or stockholders, (iii) any action, suit or proceeding asserting a claim arising out of or pursuant to or seeking to enforce any right, obligation or remedy under any provision of our Certificate of Incorporation or our By-laws (as either may be amended or restated) or the DGCL, or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action or proceeding asserting a claim that is governed by the internal affairs doctrine, in each case subject to such Court of Chancery of the State of Delaware having personal jurisdiction over the indispensable parties named as defendants. It is possible that a court could find that the exclusive forum provisions described above are inapplicable for a particular claim or action or that such provision is unenforceable, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. As permitted by Delaware law, our Certificate of Incorporation provides that, unless we consent in writing to the election of an alternative forum, the U.S. federal district courts will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, the Exchange Act, and the rules and regulations thereunder. To the fullest extent permitted by law, by becoming a stockholder in our Company, you will be deemed to have notice of and have consented to the provisions of our Certificate of Incorporation related to choice of forum. The choice of forum provision in our Certificate of Incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or any of our directors, officers, other employees, agents or stockholders, which could discourage lawsuits with respect to such claims. Additionally, a court could determine that the exclusive forum provision is unenforceable, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. If a court were to find these provisions of our Certificate of Incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business or financial condition.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
The Company monitors its information systems to assess, identify, and manage risks and assess cybersecurity threats. The Company’s cybersecurity program and related process for identifying and assessing material risks from cybersecurity threats are incorporated within the Company’s enterprise risk management program. The Company monitors risks through active (e.g., penetration tests and vulnerability scans) and passive (e.g., end-point protection) methods. The Company’s cybersecurity team investigates system alerts that may indicate the presence of a cybersecurity threat or incident and escalates information to the Company’s Chief Information Security Officer (“CISO”) regarding the threat or incident as necessary to address it in a timely manner. The Company also maintains an incident response plan, which sets forth processes the Company will follow to address a significant cybersecurity threat or incident. The incident response plan provides for, among other things, inter-departmental coordination and management of cybersecurity threats or incidents to quickly assess the impact, mitigate risks to information systems, and work to resolve vulnerabilities. Depending on the threat or incident, the Company may utilize third-parties for assistance in investigating and addressing cybersecurity incidents or threats.
Senior information technology and cybersecurity leadership meets regularly with the Company’s risk-management team, internal auditors and engages with external service providers to evaluate the effectiveness of the Company’s cybersecurity program, as well as its systems, controls, and management processes with respect to cybersecurity risks. The Company also engages third-party cybersecurity experts to assess its processes and suggest improvements, which are reviewed with the Company’s executive leadership, the board of directors and its audit committee.
The Company extends the risk assessment elements described above to our evaluation of third-party suppliers. The Company utilizes a risk-based approach to assess third-party suppliers prior to commencement of a relationship, and on an ongoing basis following initial engagement. This assessment considers the significance of the third-party to our operations, availability of alternative suppliers, the type of data provided to the third-party and publicly available information regarding the third-party.

The Company describes whether and how risks from identified cybersecurity threats have materially affected or are reasonably likely to materially affect the Company under the heading “Interruptions in the proper functioning of the Company’s and our third-party service providers’ IT systems or compromise of our or our customers’ confidential data, including from cybersecurity threats, could disrupt operations and cause unanticipated reputational harm, litigation and regulatory risk, as well as increases in costs or decreases in net sales, or both” included as part of the Company’s risk factor disclosures in Item 1A of this Annual Report on Form 10-K. During the period covered by this report, there have not been any cybersecurity threats or incidents that have materially affected, or are reasonably likely to materially affect, the Company, including its financial condition, results of operations, or business strategies.
Governance
The Company’s board of directors, primarily through its audit committee, oversees the Company’s cybersecurity program. The Company’s CISO regularly reports to the board’s audit committee on the current state of the Company’s cybersecurity program (including but not limited to, the current threat landscape, cybersecurity risks, and as needed, any significant incidents). The audit committee may provide updates to the board of directors on the substance of these reports and any recommendations for improvements that the audit committee deems appropriate. At the management level, the Company’s Chief Information Officer (the “CIO”) and Chief Financial Officer receive regular historical and real-time reports about the Company’s cybersecurity status from the Company’s cybersecurity department which is led by our CISO. The Company has established written policies and procedures in our cybersecurity incident response plan to ensure that significant cybersecurity incidents are investigated timely, addressed through the coordination of various internal departments, and (to the extent required by applicable law) publicly reported. If management determines a significant cybersecurity incident has occurred, the Company’s policies require management to promptly inform the board of directors. The CISO is responsible for the cybersecurity program, which includes security architecture, security operations, incident response, IT risk and compliance and security awareness and training and the CIO is responsible for IT disaster recovery. The CISO and the CIO each have over 25 years of security and IT experience. The other members of the Company’s security organization also have extensive cybersecurity, business, and technology experience and hold certifications in their area of expertise.
Item 2. Properties
We own our headquarters, located in St. Louis, Missouri, which we use for our principal corporate activities. In addition to our headquarters, as of January 28, 2024, we leased 292 properties and owned 43 properties. Our facilities typically include a small office space, an in-store counter and/or merchandising display area, inside warehouse space and a yard for outside storage. In addition, we have 12 distribution facilities strategically located around the U.S. to maximize efficiency of product distribution. We enter into leases with terms typically ranging from three to five years that include renewal options. We believe that these facilities are well-maintained and adequate to support the current needs of our business.

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
Like other companies in our industry, we have been subject to personal injury and property damage claims arising from the types of products that we distribute. As a distributor in this industry, we face an inherent risk of exposure to product liability claims in the event that the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health or safety or other laws. Such product liability claims in the past have included, and may in the future include, allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. In particular, we have been and continue to be a defendant in asbestos-related litigation matters. See Item 1A. “Risk Factors—Risks Related to Our Business—The nature of our business exposes us to product liability, construction defect and warranty claims and other litigation and legal proceedings” in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.
PART II - OTHER INFORMATION
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Our Class A Common Stock
Core & Main, Inc. Class A common stock is quoted on the New York Stock Exchange under the ticker symbol “CNM.” There is no established trading market for our Class B common stock.
Holders of Record
As of January 28, 2024, there were five holders of record of our Class A common stock. We believe there are a significantly larger number of beneficial owners of our common stock because many shares are held by brokers and other institutions on behalf of stockholders.
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

Performance Graph
The following graph and table compare the total shareholder return from July 23, 2021, the date on which our Class A common stock commenced trading on the New York Stock Exchange, through January 28, 2024 of (i) our Class A common stock, (ii) the Standard and Poor’s 500 Stock Index, or S&P 500 Index, (iii) the Russell 2000 Index and (iv) the S&P MidCap 400 Industrials Index. The stock performance graph and table assume an initial investment of $100 on July 23, 2021.
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

$175.00
$150.00
$125.00
$100.00
$75.00
07/23/21
01/30/22
01/29/23
01/28/24
Core & Main
S&P 500 Index
Russell 2000 Index
S&P MidCap 400 Industrials

		Indexed Returns Years Ended
Company/Index	July 23, 2021	January 30, 2022	January 29, 2023	January 28, 2024
Core & Main (1)	$100.00	$98.95	$91.43	$171.10
S&P 500 Index	100.00	100.45	92.27	110.86
Russell 2000 Index	100.00	89.07	86.51	89.53
S&P MidCap 400 Industrials Index	100.00	96.77	102.27	121.62
(1) For the July 23, 2021 initial investment in Core & Main, we utilized the closing market price of $23.70.

Issuer Purchases of Equity Securities
The following is a summary of our repurchases of shares of Class A common stock during the fiscal quarter ended January 28, 2024:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 30, 2023 - November 30, 2023(1)(2)	3,133,012	$30.45	N/A	N/A
December 1, 2023 -December 31, 2023(1)(3)	3,140,097	35.54	N/A	N/A
January 1, 2024 - January 28, 2024(1)(4)	6,256,112	39.55	N/A	N/A
	12,529,221	$36.27	—	—
(1) Reflects repurchases by the Company of shares of our Class A common stock pursuant to employee tax withholding obligations and strike price settlement upon exercise of unit appreciation rights and vesting of restricted stock units pursuant to terms of the Company’s 2021 Omnibus Equity Incentive Plan, except for the transactions described in footnotes (2), (3) and (4) below.
(2) Includes the repurchase by the Company of 3,125,728 shares of our Class A common stock for a price per share of $30.440 on November 9, 2023 in connection with the Repurchase Transactions (as defined elsewhere in this Annual Report on Form 10-K). The Company also repurchased 1,874,272 shares of our Class B common stock in connection with the repurchase transaction completed on November 9, 2023 for no additional consideration.
(3) Includes the repurchase by the Company of 3,125,728 shares of our Class A common stock for a price per share of $35.540 on December 11, 2023 in connection with the Repurchase Transactions. The Company also repurchased 1,874,272 shares of our Class B common stock in connection with the repurchase transaction completed on December 11, 2023 for no additional consideration.
(4) Includes the repurchase by the Company of 3,125,728 shares of our Class A common stock for a price per share of $38.120 on January 10, 2024 and 3,125,728 shares of our Class A common stock for a price per share of $40.985 on January 25, 2024 in connection with the Repurchase Transactions. The Company also repurchased 1,874,272 shares and 1,874,272 shares of our Class B common stock on January 10, 2024 and January 25, 2024, respectively, in connection with the repurchase transactions completed on January 10, 2024 and January 25, 2024 for no additional consideration.
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
Overview
Core & Main is a leader in advancing reliable infrastructure with local service, nationwide. As a leading specialty distributor with a focus on water, wastewater, storm drainage and fire protection products, and related services, we provide solutions to municipalities, private water companies and professional contractors across municipal, non-residential and residential end markets, nationwide. Our products and services are used primarily in the maintenance, repair, replacement and new construction of water, wastewater, storm drainage and fire protection infrastructure. We reach customers through a nationwide network of approximately 335 branches across 48 states. Our products include pipes, valves, fittings, storm drainage products, fire protection products, meter products and other products for use in the construction, maintenance and repair of water and wastewater infrastructure systems. We complement our core products through additional offerings, including smart meter systems, fusible HDPE piping solutions, specifically engineered treatment plant products and geosynthetics and erosion control products. Our services and capabilities allow for integration with customers and form part of their sourcing and procurement function.
Basis of Presentation
The Company is a holding company and its primary material assets are its direct and indirect ownership interest in Holdings and deferred tax assets associated with this ownership. Holdings has no operations and no material assets of its own other than its indirect ownership interest in Core & Main LP, a Florida limited partnership, the legal entity that conducts the operations of Core & Main. Because Core & Main is the general partner of Holdings, it operates and controls all of the business and affairs of Holdings and, through Holdings and its subsidiaries, conducts our business. Accordingly, the consolidated financial information of Core & Main presented herein, including the accompanying audited consolidated financial statements included in this Annual Report on Form 10-K, includes the consolidated financial information of Holdings and its subsidiaries. The Partnership Interests in Holdings held by the Continuing Limited Partners is reflected as non-controlling interests in Core & Main’s consolidated financial statements.
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
Fiscal Year
Our fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. The fiscal years ended January 28, 2024, January 29, 2023 and January 30, 2022 included 52 weeks. The next fiscal year ending February 2, 2025 (“fiscal 2024”) will include 53 weeks.
Significant Events During Fiscal 2023
Secondary Offerings and Repurchase Transactions
During fiscal 2023, secondary public offerings of Class A common stock were completed by certain selling stockholders affiliated with CD&R (the “Selling Stockholders”). As part of the secondary public offerings the Selling Stockholders sold to the public (i) existing shares of our Class A common stock and (ii) shares of Class A common stock received in exchange for an equal number of Partnership Interests, together with the retirement of a corresponding number of shares of our Class B common stock. Below is a summary of the secondary public offerings completed during fiscal 2023 (the “Secondary Offerings”).

Secondary Offering Date	Existing Shares of Class A Common Stock Sold to the Public	Partnership Interests Exchanged for Class A Common Stock Prior to Sale to the Public	Shares of Class A Common Stock Sold to the Public	Price Per Share
January 25, 2024	12,366,683	7,415,404	19,782,087	$40.985
January 10, 2024(1)	12,084,902	7,465,098	19,550,000	$38.120
December 11, 2023(1)	10,783,760	6,466,240	17,250,000	$35.540
November 9, 2023(1)	13,659,431	8,190,569	21,850,000	$30.440
September 19, 2023	11,252,620	6,747,380	18,000,000	$29.015
June 12, 2023	8,752,038	5,247,962	14,000,000	$28.215
April 14, 2023	3,125,728	1,874,272	5,000,000	$22.151
(1)Includes shares of Class A common stock purchased by the underwriter, pursuant to the exercise in full of the option granted in connection with the secondary public offering.
The Company did not receive any of the proceeds from the Secondary Offerings. The Company paid the costs associated with the sale of shares by the Selling Stockholders in the Secondary Offerings, other than underwriting discounts and commissions.
Concurrently with the completion of the Secondary Offerings completed in fiscal 2023, (i) the Company repurchased from the Selling Stockholders shares of our Class A common stock, and Holdings redeemed from the Company a corresponding number of Partnership Interests, and (ii) Holdings redeemed from one of the Selling Stockholders Partnership Interests; with the Company repurchasing a corresponding number of shares of our Class B common stock from such Selling Stockholder for no additional consideration. Below is a summary of the repurchase transactions completed during fiscal 2023 (the “Repurchase Transactions”).

Repurchase Transaction Date	Shares of Class A Common Stock Repurchased	Partnership Interests Redeemed	Total Repurchase Amount	Price Per Share/Partnership Interest	Total Consideration Paid (in millions)
January 25, 2024	3,125,728	1,874,272	5,000,000	$40.985	$205
January 10, 2024	3,125,728	1,874,272	5,000,000	$38.120	$191
December 11, 2023	3,125,728	1,874,272	5,000,000	$35.540	$178
November 9, 2023	3,125,728	1,874,272	5,000,000	$30.440	$152
September 19, 2023	3,125,728	1,874,272	5,000,000	$29.015	$145
June 12, 2023	3,125,728	1,874,272	5,000,000	$28.215	$141
April 14, 2023	9,377,183	5,622,817	15,000,000	$22.151	$332
As a result of these transactions, as of January 25, 2024, the Selling Stockholders no longer held any shares of our Class A common stock or our Class B common stock. For a further description of the Secondary Offerings and the Repurchase Transactions, refer to Note 1 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Key Factors Affecting Our Business
End-Markets and General Economic Conditions
Historically, demand for our products has been closely tied to municipal infrastructure spending, non-residential construction and residential construction in the U.S. We estimate that, based on fiscal 2023 net sales, our exposure by end market was approximately 42% municipal, 38% non-residential and 20% residential. Infrastructure spending and the non-residential and residential construction markets are subject to cyclical market pressures. Municipal demand has been relatively steady over the long term due to the consistent and immediate need to replace broken infrastructure; however, activity levels are subject to the availability of funding for municipal projects. Non-residential and residential construction activities are primarily driven by availability of credit, interest rates, general economic conditions, consumer confidence and other factors that are beyond our control. The length and magnitude of these cycles have varied over time and by market. Cyclicality can also have an impact on the products we procure for our customers or our related services, as further discussed under “—Price Fluctuations” below. Interest rate increases in fiscal 2022 and fiscal 2023 slowed home buying and new lot development, which was a contributing factor to a decline in the residential end market compared with the prior year.

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
The costs to procure the products we sell are historically volatile and subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor and material costs, competition, market speculation, government regulation, weather events, trade policies and periodic delays in the delivery of our products. If we are able to pass through price increases to our customers, our net sales will increase; conversely, during periods of deflation, our customer pricing may decrease to remain competitive, resulting in decreased net sales. During fiscal 2022 and fiscal 2021, we experienced supply chain disruption that contributed to significant price inflation and product surcharges with respect to certain products we sell. The supply chain disruption was due to several factors, including, but not limited to, unpredictable lead times and delays from our suppliers, labor availability, global logistics and the availability of raw materials, in part due to the conflict in Ukraine that limited product availability and further exacerbated the effects of inflation. In fiscal 2023, we saw improvements in the supply chain and more predictable lead times for certain products, but for other products the supply chain remained constrained. This led to price stability in fiscal 2023 compared to the price inflation we experienced during fiscal 2022 and fiscal 2021. Additional supply chain disruptions may result in increases in product costs which we may not be able to pass on to our customers, loss of sales due to lack of product availability or potential customer claims from the inability to provide products in accordance with contractual terms. Greater product availability from supply chain improvements may lead to increased competition that may result in price and volume declines. We continue to proactively monitor our supply chain and the resulting price impacts.
We are also exposed to fluctuations in costs for petroleum as we distribute a substantial portion of our products by truck. Petroleum prices have fluctuated as a result of the conflict in Ukraine and other factors. In addition, we are exposed to fluctuations in prices for imported products due to logistical challenges and changes in labor, fuel, shipping container and other importation-related costs. We may also face price fluctuations on other products due to constrained labor availability and manufacturing capacity of our suppliers. Our ability to reflect these changes, in a timely manner, in our customer pricing may impact our financial performance.
Interest Rates
Certain of our indebtedness, including borrowings under the 2028 Senior Term Loan and the Senior ABL Credit Facility, are subject to variable rates of interest and expose us to interest rate risk. The 2028 Senior Term Loan and the Senior ABL Credit Facility each bear interest based on term secured overnight financing rate (“Term SOFR”). If interest rates increase, our debt service obligations on our variable-rate indebtedness will increase and our net income would decrease, even though the amount borrowed under the facilities remains the same. As of January 28, 2024, we had $1,893 million of outstanding variable-rate debt. On February 9, 2024, Core & Main LP incurred $750 million of incremental outstanding variable-rate debt in the form of the 2031 Senior Term Loan. We seek to mitigate our exposure to interest rate volatility through the entry into interest rate swap instruments, such as our interest rate swap, associated with borrowings under the 2028 Senior Term Loan, which effectively converts $900 million of our variable rate debt to fixed rate debt, with notional amount decreases to $800 million on July 27, 2024, and $700 million on July 27, 2025 through the instrument maturity on July 27, 2026. On February 12, 2024, Core & Main LP entered into an interest rate swap that has a starting notional amount of $750 million that increases to $1,500 million on July 27, 2026 through the instrument maturity on July 27, 2028. Despite these efforts, unfavorable movement in interest rates may further result in higher interest expense and cash payments.

Acquisitions
In addition to our organic growth strategy, we opportunistically pursue strategic asset and business acquisitions to grow our business. Below is a summary of the acquisitions that closed in fiscal 2023, fiscal 2022 and fiscal 2021 with an aggregate transaction value of $244 million, $124 million and $174 million, subject to working capital adjustments, respectively. In fiscal 2024, the Company acquired all of the outstanding shares of Dana Kepner Company LLC and associated entities and acquired certain assets and assumed certain liabilities of Eastern Supply Inc. and a related entity as further described in Note 15 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Product Lines	Closing Date
Fiscal 2023
Lee Supply Company Inc. (“Lee Supply”)	Pipes, Values & Fittings; Storm Drainage; Meter products	January 2024
Granite Water Works Inc. (“Granite Water Works”)	Pipes, Values & Fittings; Storm Drainage; Meter products	December 2023
Enviroscape ECM, Ltd. (“Enviroscape”)	Storm Drainage	November 2023
J.W. D’Angelo Co. (“D’Angelo”)	Pipes, Valves & Fittings; Fire Protection; Storm Drainage	July 2023
Foster Supply, Inc. (“Foster Supply”)	Pipes, Valves & Fittings; Storm Drainage	July 2023
Midwest Pipe Supply Inc. (“Midwest Pipe”)	Pipes, Valves & Fittings; Storm Drainage	April 2023
UPSCO, Inc. (“UPSCO”)	Pipes, Valves & Fittings; Meter products	April 2023
Landscape & Construction Supplies LLC (“LCS”)	Storm Drainage	March 2023

Fiscal 2022
Lanier Municipal Supply (“Lanier”)	Pipes, Valves & Fittings; Storm Drainage	December 2022
Distributors, Inc. (“Distributors”)	Fire Protection	October 2022
Trumbull Industries, Inc. (“Trumbull”)	Pipes, Values & Fittings	October 2022
Inland Water Works Supply Co. (“Inland”)	Pipes, Valves & Fittings; Storm Drainage	August 2022
Earthsavers Erosion Control, LLC (“Earthsavers”)	Storm Drainage	June 2022
Lock City Supply, Inc. (“Lock City”)	Pipes, Valves & Fittings; Storm Drainage; Meter products	May 2022
Dodson Engineered Products, Inc. (“Dodson”)	Pipes, Valves & Fittings; Storm Drainage; Meter products	March 2022

Fiscal 2021
Catalone Pipe & Supply (“Catalone”)	Pipes, Values & Fittings	November 2021
CES Industrial Piping Supply (“CES”)	Pipes, Values & Fittings	October 2021
L&M Bag & Supply Co., Inc. (“L&M”)	Storm Drainage	August 2021
Pacific Pipe Company, Inc. (“Pacific Pipe”)	Pipes, Valves & Fittings; Storm Drainage	August 2021
Triple T Pipe & Supply, LLC (“Triple T”)	Pipes, Values & Fittings	March 2021
As we integrate these and other acquisitions into our existing operations, we may not be able to identify the specific financial statement impacts associated with these acquisitions. There can be no assurance that the anticipated benefits of the acquisitions will be realized on the timeline we expect, or at all.

Key Business Metrics
Net Sales
We generate net sales primarily from the sale of water, wastewater, storm drainage and fire protection products and the provision of related services to over 60,000 customers, as of January 28, 2024, including municipalities, private water companies and professional contractors. We recognize sales, net of sales tax, customer incentives, returns and discounts. Net sales fluctuate as a result of changes in product costs as we seek to reflect these changes in our customer pricing in a timely manner. This will increase net sales if we are able to pass along price increases and decrease net sales if we are required to reduce our customer prices as a result of competitive dynamics.
We categorize our net sales into pipes, valves & fittings, storm drainage products, fire protection products and meter products:
•Pipe, valves, hydrants, fittings include these products and other complementary products and services. Pipe includes PVC, ductile iron, fusible HDPE and copper tubing.
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
Gross Profit
Gross profit represents the difference between the product cost inclusive of material costs from suppliers (net of earned rebates and discounts and including the cost of inbound freight), labor and overhead costs and depreciation and the net sale price to our customers. Gross profit may be impacted by the time between changes in supplier costs, tariffs and changes in our customer pricing. Gross profit may not be comparable to those of other companies, as other companies may include all of the costs related to their distribution network in cost of sales.
Operating Expenses
Operating expenses are primarily comprised of selling, general and administrative costs, which include personnel expenses (salaries, wages, incentive compensation, associate benefits and payroll taxes), rent, insurance, utilities, professional fees, outbound freight, fuel and repair and maintenance.
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
Adjusted EBITDA
We define Adjusted EBITDA as EBITDA further adjusted for certain items management believes are not reflective of the underlying operations of our business, including but not limited to (a) loss on debt modification and extinguishment, (b) equity-based compensation, (c) expenses associated with the public offerings and (d) expenses associated with acquisition activities. Adjusted EBITDA includes amounts otherwise attributable to non-controlling interests as we manage the consolidated Company and evaluate operating performance in a similar manner. We use Adjusted EBITDA to assess the operating results and effectiveness of our business. See “—Non-GAAP Financial Measures” below for further discussion of Adjusted EBITDA and a reconciliation to net income or net income attributable to Core & Main, Inc., the most directly comparable measure under U.S. generally accepted accounting principles (“GAAP”), as applicable.
Earnings Per Share
Earnings per share represents the Class A common stock basic and diluted earnings per share. For a further description of basic and diluted earnings per share, refer to Note 12 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations
Fiscal Year Ended January 28, 2024 Compared with Fiscal Year Ended January 29, 2023
Amounts in millions (except per share data)

	Fiscal Years Ended
	January 28, 2024	January 29, 2023

Net sales	$6,702	$6,651
Cost of sales	4,884	4,856
Gross profit	1,818	1,795
Operating expenses:
Selling, general and administrative	931	880
Depreciation and amortization	147	140
Total operating expenses	1,078	1,020
Operating income	740	775
Interest expense	81	66
Income before provision for income taxes	659	709
Provision for income taxes	128	128
Net income	531	581
Less: net income attributable to non-controlling interests	160	215
Net income attributable to Core & Main, Inc.	$371	$366
Earnings per share:
Basic	$2.15	$2.16
Diluted	$2.15	$2.13
Non-GAAP Financial Data:
Adjusted EBITDA	$910	$935
Net Sales
Net sales for fiscal 2023 increased $51 million, or 0.8%, to $6,702 million compared with $6,651 million for fiscal 2022. The increase in net sales was primarily attributable to higher selling prices and acquisitions partially offset by a reduction in volume from comparably lower end-market volumes. Net sales declines for pipes, valves & fittings were due to lower end-market volumes partially offset by higher selling prices and acquisitions. Net sales growth for storm drainage products benefited from higher selling prices, volume growth and acquisitions. Net sales for fire protection products declined due to lower selling prices and lower volume partially offset by acquisitions. Net sales of meter products benefited from higher selling prices, higher volumes due to an increasing adoption of smart meter technology by municipalities, acquisitions and an improving supply chain.

	Fiscal Years Ended
	January 28, 2024	January 29, 2023	Percentage Change

Pipes, valves & fittings products	$4,504	$4,548	(1.0)%
Storm drainage products	985	949	3.8%
Fire protection products	688	701	(1.9)%
Meter products	525	453	15.9%
Total net sales	$6,702	$6,651	0.8%

Gross Profit
Gross profit for fiscal 2023 increased $23 million, or 1.3%, to $1,818 million compared with $1,795 million for fiscal 2022. Gross profit increased due to an increase in net sales and an increase in gross profit as a percentage of net sales. Gross profit as a percentage of net sales for fiscal 2023 was 27.1% compared with 27.0% for fiscal 2022. The overall increase in gross profit as a percentage of net sales was primarily attributable to execution of our gross margin initiatives partially offset by normalization of larger prior year benefits from strategic inventory investments during an inflationary environment.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for fiscal 2023 increased $51 million, or 5.8%, to $931 million compared with $880 million during fiscal 2022. The increase was primarily attributable to an increase of $23 million in personnel expenses along with higher facility and distribution costs related to inflation and acquisitions. SG&A expenses as a percentage of net sales was 13.9% for fiscal 2023 compared with 13.2% for fiscal 2022. The increase was primarily attributable to inflationary costs impacts, investments to support growth and acquisitions with relatively higher SG&A rates.
Depreciation and Amortization Expense
Depreciation and amortization (“D&A”) expense for fiscal 2023 was $147 million compared with $140 million during fiscal 2022. The increase was attributable to amortization related to recent acquisitions partially offset by lower amortization on existing customer relationship intangible assets.
Operating Income
Operating income for fiscal 2023 decreased $35 million, or 4.5%, to $740 million compared with $775 million during fiscal 2022. The decrease in operating income was attributable to higher SG&A expense partially offset by higher gross profit.
Interest Expense
Interest expense was $81 million for fiscal 2023 compared with $66 million for fiscal 2022. The increase was primarily attributable to an increase in interest rates on our variable-rate debt and higher borrowings on the Senior ABL Credit Facility.
Provision for Income Taxes
The provision for income taxes for fiscal 2023 and fiscal 2022 was $128 million in each period. For fiscal 2023 and fiscal 2022, our effective tax rates were 19.4% and 18.1%, respectively. The effective tax rate for each period reflects only the portion of net income that is attributable to taxable entities. The increase in the effective tax rate was attributable to exchanges of Partnership Interests by non-controlling interest holders that increased the allocation of net income to taxable entities.
Net Income
Net income for fiscal 2023 decreased $50 million, or 8.6%, to $531 million compared with $581 million for fiscal 2022. The decrease in net income was primarily attributable to a decrease in operating income and higher interest expense.
Net Income Attributable to Non-controlling Interests
Net income attributable to non-controlling interests for fiscal 2023 decreased $55 million, or 25.6%, to $160 million compared with $215 million for fiscal 2022. The decrease was attributable to exchanges of Partnership Interests by non-controlling interest holders and an 8.6% decline in net income.
Net Income Attributable to Core & Main, Inc.
Net income attributable to Core & Main, Inc. for fiscal 2023 increased $5 million, or 1.4%, to $371 million compared with $366 million for fiscal 2022. The increase was primarily attributable to a decreased allocation to non-controlling interest holders following exchanges of Partnership Interests partially offset by an 8.6% decline in net income.
Earnings Per Share
The Class A common stock basic earnings per share for fiscal 2023 decreased 0.5% to $2.15 compared with $2.16 for fiscal 2022. The Class A common stock diluted earnings per share for fiscal 2023 increased 0.9% to $2.15 compared with $2.13 for fiscal 2022. The decrease in basic earnings per share was attributable to higher Class A share counts from exchanges of Partnership Interests partially offset by an increase in net income attributable to Core & Main, Inc. Diluted earnings per share increased due to lower share counts following the Repurchase Transactions partially offset by a decline in net income.

Adjusted EBITDA
Adjusted EBITDA for fiscal 2023 decreased $25 million, or 2.7%, to $910 million compared with $935 million for fiscal 2022. The decrease in Adjusted EBITDA was primarily attributable to higher SG&A expenses partially offset by higher gross profit. For a reconciliation of Adjusted EBITDA to net income or net income attributable to Core & Main, Inc., the most comparable GAAP financial metric, as applicable, see “—Non-GAAP Financial Measures” below.
Fiscal Year Ended January 29, 2023 Compared with Fiscal Year Ended January 30, 2022
A discussion of changes in our financial condition and results of operations during the fiscal year ended January 29, 2023, compared to the fiscal year ended January 30, 2022 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 29, 2023, filed with the SEC on March 28, 2023, which discussion is incorporated herein by reference and which is available, free of charge, on the SEC’s website at www.sec.gov and on our website at www.coreandmain.com.
Liquidity and Capital Resources
Historically, we have financed our liquidity requirements through cash flows from operating activities, borrowings under our credit facilities, issuances of equity and debt securities and working capital management activities. Our principal historical liquidity requirements have been for working capital, capital expenditures, acquisitions, servicing indebtedness and the Repurchase Transactions.
As of January 28, 2024, our cash and cash equivalents totaled $1 million. We maintain our cash deposits according to a banking policy that requires diversification across a variety of highly-rated financial institutions. However, this could result in a concentration of cash and cash equivalents across these financial institutions in excess of Federal Deposit Insurance Corporation-insured limits.
On February 9, 2024, Core & Main LP amended the terms of the credit agreement governing the senior asset-based revolving credit facility in order to extend the maturity of the Senior ABL Credit Facility from July 27, 2026 to February 9, 2029.
On February 9, 2024, Core & Main LP entered into an incremental $750 million term loan in conjunction with the 2031 Senior Term Loan, which matures on February 9, 2031. Proceeds of the 2031 Senior Term Loan were used or may be used in the future to, among other things, (a) repay total outstanding borrowings under the Senior ABL Credit Facility, (b) invest in organic growth and productivity initiatives, mergers and acquisitions, share repurchases or other initiatives aligned with Core & Main’s capital allocation strategy and (c) pay related fees, premiums and expenses.
On February 12, 2024, Core & Main LP entered into an interest rate swap that has a starting notional amount of $750 million that increases to $1,500 million on July 27, 2026 through the instrument maturity on July 27, 2028. The instrument is intended to reduce the Company’s exposure to variable interest rates under the 2031 Senior Term Loan.
Refer to Note 15 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of the amendment to the Senior ABL Credit Facility, the 2031 Senior Term Loan and the interest rate swap.
As of January 28, 2024, we had $430 million outstanding borrowings on our Senior ABL Credit Facility, which provides for borrowings of up to $1,250 million, subject to borrowing base availability. As of January 28, 2024, after giving effect to approximately $16 million of letters of credit issued under the Senior ABL Credit Facility, Core & Main LP would have been able to borrow approximately $804 million under the Senior ABL Credit Facility, subject to borrowing base availability. Our short term debt obligations of $15 million are related to quarterly principal payments on the 2028 Senior Term Loan.
We commenced payments under the Tax Receivable Agreements in fiscal 2023, as the Company had a financing cash outflow related to the payment of $5 million under the Tax Receivable Agreements. The annual payments under the Tax Receivable Agreements are expected to increase as a result of exchanges, including those exchanges made as part of the Secondary Offerings completed in fiscal 2023. Payments under the Tax Receivable Agreements are only required to be made to the extent that we realize or are deemed to have realized the benefit of the corresponding tax deductions to reduce payments to federal, state and local taxing authorities. These payments are in an amount that represents 85% of the reduction in payments to federal, state and local taxing authorities. As such, the cash savings from the incremental tax deductions are expected to exceed the payments under the Tax Receivable Agreements over the life of these arrangements. Based on the anticipated filing date of income tax returns and contractual payment terms in the Tax Receivable Agreements, we expect these payments to occur two fiscal years after we utilize the corresponding tax deductions. The timing of payments associated with the Tax Receivable Agreements are summarized below:

Fiscal 2024	$11
Fiscal 2025	18
Fiscal 2026	40
Fiscal 2027	40
Fiscal 2028	41
Thereafter	567
Total Tax Receivable Agreements liability	$717
Further exchanges by Management Feeder will result in additional tax deductions to us and require additional payables pursuant to Tax Receivable Agreements. The actual amount and timing of the additional payments under the Tax Receivable Agreements will vary depending upon a number of factors as discussed further in Note 7 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
In addition to making distributions to Core & Main, Inc. to fund tax obligations and payments under the Tax Receivable Agreements, in accordance with the Partnership Agreement, Holdings also makes distributions to the Continuing Limited Partners, to fund their income tax obligations with various taxing authorities. The amount of these payments are dependent upon various factors, including the amount of taxable income allocated to them from Holdings, changes in the ownership percentage of the non-controlling interest holders, changes in tax rates and the timing of distributions relative to the corresponding tax year. Tax distributions to non-controlling interest holders were $41 million in fiscal 2023. These distributions are expected to decrease in fiscal 2024 as a result of the Secondary Offerings and Repurchase Transactions and the resulting decrease in ownership percentage of the non-controlling interest holders. However, there will be an increase in payments to taxing authorities by Core & Main due to its increased allocation of taxable income following the Secondary Offerings and Repurchase Transactions. Further exchanges by the Continuing Limited Partners may result in lower tax distributions subject to any changes to income before provision to income taxes.
Payments under the Tax Receivable Agreements may be accelerated if we elect an early termination of such Tax Receivable Agreement. An early termination of our obligations, or our successor’s obligations, under such Tax Receivable Agreement to make payments thereunder would be based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to such Tax Receivable Agreement.
We believe that our current sources of liquidity, which include cash generated from operations, existing cash and cash equivalents and available borrowing capacity under the Senior ABL Credit Facility, will be sufficient to meet our working capital, capital expenditures and other cash commitments, including obligations relating to our indebtedness and the Tax Receivable Agreements, over the next 12 months, at minimum. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Our growth strategy contemplates future acquisitions for which we will need sufficient access to capital. To finance future acquisitions, particularly larger acquisitions, we may issue additional equity or incur additional indebtedness. Any such additional indebtedness would increase our debt leverage. See “Risk Factors—Risks Related to Our Indebtedness” in this Annual Report on Form 10-K.
Additionally, we regularly evaluate our approach to our capital allocation, which may include acquisitions, greenfields, debt reduction (including through open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and opportunistic refinancing of debt), stock repurchases, dividends or other distributions. In fiscal 2023, we completed the Repurchase Transactions for total consideration of $1,344 million. For further details, refer to Note 1 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We may continue to return capital to our shareholders through share repurchases and/or dividends. The execution of these, and other, capital allocation activities may be at the discretion of, and subject to the approval by, our board of directors and will depend on our financial condition, earnings, liquidity and capital requirements, market conditions, level of indebtedness, contractual restrictions, compliance with our debt covenants, restrictions imposed by applicable law, general business conditions and any other factors that our board of directors deems relevant in making any such determination. Therefore, there can be no assurance that we will engage in any or all of these actions or to what amount of capital we will allocate to each option.
The execution of certain initiatives under our capital allocation policy may require distributions by Holdings and Core & Main LP. These entities’ ability to make distributions may be limited as a practical matter by our growth plans as well as Core & Main LP’s 2028 Senior Term Loan and Senior ABL Credit Facility. The 2028 Senior Term Loan may require accelerated repayment based upon cash flows generated in excess of operating and investing requirements when Core & Main LP’s net total leverage ratio is greater than or equal to 3.25. In addition, the Senior ABL Credit Facility requires us to comply with a consolidated fixed charge coverage ratio of greater than or equal to 1.00 when availability is less than 10.0% of the lesser of (i) the then applicable borrowing base and (ii) the then aggregate effective commitments under the Senior ABL Credit Facility. Substantially all of Core & Main LP’s assets secure the 2028 Senior Term Loan and the Senior ABL Credit Facility.

Information about our cash flows, by category, is presented in the consolidated Statements of Cash Flows and is summarized as follows:

	Fiscal Years Ended
	January 28, 2024	January 29, 2023	January 30, 2022

Cash flows provided by (used in) operating activities	$1,069	$401	$(31)
Cash flows used in investing activities	(270)	(152)	(203)
Cash flows used in financing activities	(975)	(73)	(146)
(Decrease) increase in cash and cash equivalents	$(176)	$176	$(380)
Operating Activities
Net cash provided by operating activities increased by $668 million to $1,069 million for fiscal 2023 compared with $401 million for fiscal 2022. The improvement in operating cash flows was primarily driven by a reduction in inventory, due to more predictable product lead times in fiscal 2023, compared with inventory investments in fiscal 2022 partially offset by a $31 million increase in cash interest payments and a decrease in operating income.
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
Investing Activities
Net cash used in investing activities increased by $118 million to $270 million for fiscal 2023 compared with $152 million for fiscal 2022, primarily attributable to a $103 million increase in cash outflows for acquisitions and a $14 million increase in capital expenditures during fiscal 2023.
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
Financing Activities
Net cash used in financing activities was $975 million for fiscal 2023 compared with $73 million for fiscal 2022. The increase of $902 million was primarily attributed to the cash outflows of $1,344 million for the Repurchase Transactions and a $5 million payment pursuant to the Tax Receivable Agreements. These factors were partially offset by a $430 million increase in net borrowings on the Senior ABL Credit Facility and a $16 million decrease in distributions to non-controlling interest holders during fiscal 2023.
Net cash used in financing activities was $73 million for fiscal 2022 compared with $146 million for fiscal 2021. The decrease of $73 million was primarily attributable to a $833 million decrease in outflows for debt repayments, net of debt issuances, discounts, issuance costs and modification costs; driven by the debt refinancing in conjunction with the IPO. This was partially offset by fiscal 2021 inflows related to net proceeds from the IPO and IPO Overallotment Option Exercise (as defined in Note 1 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K) of approximately $756 million, after deducting underwriting discounts, commissions and offering expenses paid.

Financing
Our debt obligations (in millions) through the period covered by this report consist of the following:

	Original Aggregate Principal/Borrowing Capacity	Maturity Date	Interest
2028 Senior Term Loan	$1,463	July 27, 2028
(i) Term SOFR plus, in each case, an applicable margin of 2.60%, or (ii) the base rate, which will be the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) the overnight federal funds rate plus 0.50% per annum and (z) one-month Term SOFR (adjusted for maximum reserves) plus 1.00% per annum, plus, in each case, an applicable margin of 1.50%.

2031 Senior Term Loan	750	February 9, 2031
(i) Term SOFR plus, in each case, an applicable margin of 2.25%, or (ii) the base rate, which will be the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) the overnight federal funds rate plus 0.50% per annum and (z) one-month Term SOFR (adjusted for maximum reserves) plus 1.00% per annum, plus, in each case, an applicable margin of 1.25%.

Senior ABL Credit Facility(1)	1,250	February 9, 2029
Term SOFR rate plus an applicable margin ranging from 1.25% to 1.75%, or an alternate base rate plus an applicable margin ranging from 0.25% to 0.75%, depending on the borrowing capacity under the Senior ABL Credit Facility.

Interest Rate Swap(2)	900	July 27, 2026	Effective fixed rate of 3.293%, based upon the 0.693% fixed rate plus an applicable margin of 2.60% associated with the 2028 Senior Term Loan.
Interest Rate Swap(3)	750	July 27, 2028	Effective fixed rate of 6.163%, based upon the 3.913% fixed rate plus an applicable margin of 2.25% associated with the 2031 Senior Term Loan.
(1)Aggregate amount of commitments under the asset-based revolving credit facility of $1,250 million overall, subject to borrowing base availability. There was $430 million outstanding under the Senior ABL Credit Facility as of January 28, 2024.
(2)Notional amount of $900 million as of January 28, 2024. The notional amount decreases to $800 million on July 27, 2024 and $700 million on July 27, 2025 through the instrument maturity on July 27, 2026.
(3)Interest rate swap entered into on February 12, 2024 for a notional amount of $750 million. The notional amount increases to $1,500 million on July 27, 2026 through the instrument maturity on July 27, 2028.
Refer to Note 6 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of our debt obligations and the timing of future principal and interest payments including impacts from our interest rate swap.
Purchase Obligations
As of January 28, 2024, the Company had agreements in place with various suppliers to purchase goods and services, primarily inventory, in the aggregate amount of $1,033 million. These purchase obligations are generally cancellable, but the Company does not currently intend to cancel. Payment is generally expected to be made during fiscal 2024 for these obligations.
Leases
The Company occupies certain facilities and operates certain equipment and vehicles under operating leases that expire at various dates through the year 2037. Future aggregate rental payments under non-cancelable operating leases as of January 28, 2024 were as follows: $65 million in fiscal 2024, $53 million in fiscal 2025, $40 million in fiscal 2026, $29 million in fiscal 2027, $15 million in fiscal 2028 and $16 million thereafter.

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
We define EBITDA as net income, or net income attributable to Core & Main, Inc., as applicable, adjusted for non-controlling interests, depreciation and amortization, provision for income taxes and interest expense. We define Adjusted EBITDA as EBITDA as further adjusted for certain items management believes are not reflective of the underlying operations of our business, including but not limited to (a) loss on debt modification and extinguishment, (b) equity-based compensation, (c) expenses associated with the IPO and subsequent secondary offerings and (d) expenses associated with acquisition activities. Net income attributable to Core & Main, Inc. is the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA.
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
The following table sets forth a reconciliation of net income or net income attributable to Core & Main, Inc. to EBITDA and Adjusted EBITDA for the periods presented:

	Fiscal Years Ended
	January 28, 2024	January 29, 2023	January 30, 2022
Net income attributable to Core & Main, Inc.	$371	$366	$166
Plus: net income attributable to non-controlling interests	160	215	59
Net income	531	581	225
Depreciation and amortization (1)	149	143	142
Provision for income taxes	128	128	51
Interest expense	81	66	98
EBITDA	$889	$918	$516
Loss on debt modification and extinguishment	—	—	51
Equity-based compensation	10	11	25
Acquisition expenses (2)	6	5	7
Offering expenses (3)	5	1	5
Adjusted EBITDA	$910	$935	$604
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
Recently Issued and Adopted Accounting Pronouncements and Accounting Pronouncements Issued But Not Yet Adopted
See Note 2 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
A summary of our significant accounting policies is included in Note 2 of the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our estimates and assumptions are based on historical experiences and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results of operations and require management judgment. Our critical accounting policies and estimates are described below.
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
Acquisitions
We enter into acquisitions to, among other things, strategically expand in underpenetrated products and markets. When we acquire a business or assets that are determined to meet the definition of a business, we allocate the purchase consideration paid to acquire the business to the assets and liabilities acquired based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. If during the measurement period (a period not to exceed 12 months from the acquisition date) we receive additional information that existed as of the acquisition date but at the time of the original allocation described above was unknown to us, we make the appropriate adjustments to the purchase price allocation in the reporting period that the amounts are determined.

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
The Continuing Limited Partners Tax Receivable Agreement provides for the payment by us to the Continuing Limited Partners, or their permitted transferees, of 85% of the benefits, if any, that we realize, or in some circumstances are deemed to realize, as a result of (i) increases in tax basis or other similar tax benefits as a result of exchanges of Partnership Interests for cash or shares of our Class A common stock pursuant to the Exchange Agreement, dated as of July 22, 2021 (as amended, the “Exchange Agreement”), by and among Core & Main, Holdings, CD&R Waterworks Holdings, LLC and Management Feeder, (ii) our allocable share of existing tax basis acquired in connection with the IPO attributable to the Continuing Limited Partners and in connection with exchanges of Partnership Interests for cash or shares of our Class A common stock pursuant to the Exchange Agreement and (iii) our utilization of certain other tax benefits related to our entering into the Continuing Limited Partners Tax Receivable Agreement, including tax benefits attributable to payments under the Continuing Limited Partners Tax Receivable Agreement. We expect to obtain an increase in our share of the tax basis in the net assets of Holdings as Partnership Interests are exchanged by Continuing Limited Partners. We intend to treat any exchanges of Partnership Interests as direct purchases of Partnership Interests for U.S. federal income tax purposes. These increases in tax basis are expected to reduce amounts owed to various tax authorities in the future.
Except to the extent that any benefits are realized, we will receive the full benefit in tax savings from relevant taxing authorities and provide payment of 85% of the amount of any of our actual or deemed tax benefits to the Former Limited Partners or Continuing Limited Partners, as applicable, or their permitted transferees. We expect to benefit from the remaining 15% of any cash tax savings, except to the extent of any deemed realizations that do not ultimately become realized. For the Tax Receivable Agreements, we assess the tax attributes to determine if it is more likely than not that the benefit of any deferred tax assets will be realized. Following that assessment, we recognize a liability under the applicable Tax Receivable Agreements, reflecting approximately 85% of the expected future realization of such tax benefits. Amounts payable under the Tax Receivable Agreements are contingent upon, among other things, (i) generation of sufficient future taxable income during the term of the applicable Tax Receivable Agreements and (ii) future changes in tax laws. The establishment of the $717 million liability under the Tax Receivable Agreements as of January 28, 2024 did not impact earnings as the payments were recorded against equity since Core & Main entered into the Tax Receivable Agreements as part of common control transactions. Following establishment of the tax receivable agreement liabilities we may remeasure the liabilities due to changes in estimates which could result in an impact to earnings.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of January 28, 2024.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These risks include fluctuations in interest rates and prices, including price fluctuations related to substantially all of our products.

Interest Rate Risk
Our credit facilities bear interest at a floating rate. Both the 2028 Senior Term Loan and the Senior ABL Credit Facility bear interest generally equal to Term SOFR plus an applicable margin. As a result, we are exposed to fluctuations in interest rates to the extent of our net borrowings under the 2028 Senior Term Loan and the Senior ABL Credit Facility. As of January 28, 2024, our net borrowings under the 2028 Senior Term Loan and Senior ABL Credit Facility were $1,893 million. As such, excluding the impact of any interest rate swap, each one percentage point change in interest rates would result in an approximately $15 million change in the annual interest expense on the 2028 Senior Term Loan. As of January 28, 2024, assuming availability under our Senior ABL Credit Facility was fully utilized, each one percentage point change in interest rates would result in an approximately $12 million change in annual interest expense. On February 9, 2024, Core & Main LP entered into an incremental $750 million term loan in conjunction with the 2031 Senior Term Loan. See Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Key Factors Affecting Our Business—Interest Rates” of this Annual Report on Form 10-K.
Credit Risk
We are exposed to credit risk on accounts receivable balances. This risk is mitigated due to our large, diverse customer base. In fiscal 2023, our 50 largest customers accounted for approximately 12% of our net sales, with our largest customer accounting for less than 1% of net sales. We maintain provisions for potential credit losses and such losses to date have normally been within our expectations. We evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts receivable need to be recorded. We have historically not been exposed to a material amount of uncollectible receivable balances.
Price Risk
We are exposed to price fluctuations in the cost to procure substantially all the products we sell and our ability to reflect these changes, in a timely manner, in our customer pricing. Our operating performance may be affected by both upward and downward price fluctuations. We have a limited ability to control the timing and amount of changes in the cost to procure our products. We seek to recover increases in our product costs by passing product cost increases on to our customers. Conversely, decreases in our product costs can correspondingly lower the price levels of the products we sell in order to remain competitive in our markets. Changes to product costs may lead to a risk of a reduction to our margins. We seek to minimize this risk through strategic inventory investments ahead of announced price increases, the execution of our gross margin initiatives and accretive acquisitions. We are also exposed to fluctuations in petroleum costs as we deliver a substantial portion of the products we sell by truck and fluctuations in prices for imported products due to logistical challenges. We seek to minimize the effects of changing prices through economies of purchasing, inventory management based on the predictability of product lead teams and recovering product costs by passing cost increases on to customers. Such price fluctuations have from time to time produced volatility in our financial performance and could do so in the future.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Core & Main, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Core & Main, Inc. and its subsidiaries (the “Company”) as of January 28, 2024 and January 29, 2023, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity / partners' capital and of cash flows for each of the three years in the period ended January 28, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 28, 2024 and January 29, 2023, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition – Net Product Sales
As described in Notes 2 and 3 to the consolidated financial statements, the Company’s total net sales were $6,702 million, of which $6,679 million relates to product sales for the year ended January 28, 2024. The Company’s revenues are earned from contracts with customers. These contracts include written agreements and purchase orders as well as arrangements that are implied by customary business practices or law. The revenue contracts are primarily single performance obligations for the sale of product. Revenue is recognized when title is passed to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for the products, which is net of sales tax, customer incentives, returns and discounts. For product sales, the transfer of title generally occurs at the point of destination for products shipped by internal fleet and at the point of shipping for products shipped by third party carriers. Estimates for expected customer incentives, returns and discounts are based on historical experience, anticipated performance and management’s judgement. Generally, the Company’s contracts do not contain significant financing as the standard terms are short term in nature.
The principal consideration for our determination that performing procedures relating to revenue recognition of net product sales is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition of net product sales.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process of net product sales, (i) testing the completeness, accuracy, and existence of revenue recognized for a sample of net product sales revenue transactions by obtaining and inspecting source documents, such as invoices, pick tickets, shipping documents, cash receipts from customers, and, where applicable, customer contracts and (ii) testing, for a sample of net product sales revenue transactions on or before January 28, 2024, the cutoff of net product sales revenue transactions.
/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
March 19, 2024
We have served as the Company’s auditor since 2021.

CORE & MAIN, INC.
CONSOLIDATED BALANCE SHEETS
Amounts in millions (except share and per share data)

	January 28, 2024	January 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1	$177
Receivables, net of allowance for credit losses of $12 and $9	973	955
Inventories	766	1,047
Prepaid expenses and other current assets	33	32
Total current assets	1,773	2,211
Property, plant and equipment, net	151	105
Operating lease right-of-use assets	192	175
Intangible assets, net	784	795
Goodwill	1,561	1,535
Deferred income taxes	542	—
Other assets	66	88
Total assets	$5,069	$4,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$15	$15
Accounts payable	504	479
Accrued compensation and benefits	106	123
Current operating lease liabilities	55	54
Other current liabilities	94	55
Total current liabilities	774	726
Long-term debt	1,863	1,444
Non-current operating lease liabilities	138	121
Deferred income taxes	48	9
Tax receivable agreement liabilities	706	180
Other liabilities	16	19
Total liabilities	3,545	2,499
Commitments and contingencies
Class A common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 191,663,608 and 172,765,161 shares issued and outstanding as of January 28, 2024 and January 29, 2023, respectively	2	2
Class B common stock, par value $0.01 per share, 500,000,000 shares authorized, 9,630,186 and 73,229,675 shares issued and outstanding as of January 28, 2024 and January 29, 2023, respectively	—	1
Additional paid-in capital	1,214	1,241
Retained earnings	189	458
Accumulated other comprehensive income	46	45
Total stockholders’ equity attributable to Core & Main, Inc.	1,451	1,747
Non-controlling interests	73	663
Total stockholders’ equity	1,524	2,410
Total liabilities and stockholders’ equity	$5,069	$4,909

The accompanying notes are an integral part of these consolidated financial statements.

CORE & MAIN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in millions (except share and per share data)

	Fiscal Years Ended
	January 28, 2024	January 29, 2023	January 30, 2022

Net sales	$6,702	$6,651	$5,004
Cost of sales	4,884	4,856	3,724
Gross profit	1,818	1,795	1,280
Operating expenses:
Selling, general and administrative	931	880	717
Depreciation and amortization	147	140	138
Total operating expenses	1,078	1,020	855
Operating income	740	775	425
Interest expense	81	66	98
Loss on debt modification and extinguishment	—	—	51
Income before provision for income taxes	659	709	276
Provision for income taxes	128	128	51
Net income	531	581	225
Less: net income attributable to non-controlling interests (1)	160	215	59
Net income attributable to Core & Main, Inc. (1)	$371	$366	$166

Earnings per share (2)
Basic	$2.15	$2.16	$0.57
Diluted	$2.15	$2.13	$0.55
Number of shares used in computing EPS (2)
Basic	172,839,836	169,482,199	159,188,391
Diluted	227,818,077	246,217,004	244,451,678

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

(2) For the fiscal year ended January 30, 2022, this schedule represents basic and diluted earnings per share of Class A common stock and weighted average shares of Class A common stock outstanding for the period from July 23, 2021 through January 30, 2022, which is the period following the Reorganization Transactions described in Note 1. The Company analyzed the calculation of earnings per share for the periods prior to the Reorganization Transactions and determined that it resulted in values that would not be meaningful to the users of the consolidated financial statements. Therefore, there is no earnings per share attributable to Core & Main, Inc. for the periods prior to the Reorganization Transactions on July 22, 2021. Refer to calculation of earnings per share in Note 12.

The accompanying notes are an integral part of these consolidated financial statements.

CORE & MAIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Amounts in millions

	Fiscal Years Ended
	January 28, 2024	January 29, 2023	January 30, 2022

Net income	$531	$581	$225
Net comprehensive (loss) gain on interest rate swap, net of tax (expense) of $(1), $(9) and $(6)	(22)	44	34
Total comprehensive income	509	625	259
Less: comprehensive income attributable to non-controlling interests	156	232	71
Total comprehensive income attributable to Core & Main, Inc.	$353	$393	$188

The accompanying notes are an integral part of these consolidated financial statements.

CORE & MAIN, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/PARTNERS’ CAPITAL
Amounts in millions (except share and per share data)

	Partners’ Capital	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests	Total Stockholders’ Equity/ Partners’ Capital
		Shares	Amount	Shares	Amount
Balances at January 31, 2021	$801	—	$—	—	$—	$—	$—	$—	$—	$801
Equity-based compensation	15	—	—	—	—	—	—	—	—	15
Net income attributable to partners' capital	74	—	—	—	—	—	—	—	—	74
Net interest rate swap gain, net of tax	4	—	—	—	—	—	—	—	—	4
Distributions to partners	(23)	—	—	—	—	—	—	—	—	(23)
Balances at July 22, 2021 prior to Reorganization Transactions and IPO	871	—	—	—	—	—	—	—	—	871
Reclassification of partners’ capital	(871)	—	—	—	—	871	—	—	—	—
Reorganization transactions	—	119,950,882	1	85,853,383	1	(2)	—	—	—	—
Reclassification of non-controlling interests upon reorganization	—	—	—	—	—	(300)	(2)	—	302	—
Issuance of Class A Shares, net of issuance costs	—	40,116,279	1	—	—	755	—	—	—	756
Adjustment of deferred tax liability associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	—	200	—	—	—	200
Net income	—	—	—	—	—	—	—	92	59	151
Equity-based compensation	—	—	—	—	—	7	—	—	3	10
Net old interest rate swap gain, net of tax	—	—	—	—	—	—	2	—	2	4
Net new interest rate swap gain, net of tax	—	—	—	—	—	—	16	—	10	26
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(34)	(34)
Exchange of Partnership Interests for Class A Shares	—	7,455,242	—	(7,455,242)	—	49	—	—	(49)	—
Establishment of Tax Receivable Agreement Liabilities	—	—	—	—	—	(153)	—	—	—	(153)
Non-controlling interests adjustment for purchase of Partnership Interests and vesting of Core & Main Holdings, LP Partnership Interests held by non-controlling interests	—	—	—	—	—	(213)	—	—	213	—
Balances at January 30, 2022	—	167,522,403	2	78,398,141	1	1,214	16	92	506	1,831
Net income	—	—	—	—	—	—	—	366	215	581
Equity-based compensation	—	—	—	—	—	8	—	—	3	11
Net interest rate swap gain, net of tax	—	—	—	—	—	—	27	—	17	44
Distributions to non-controlling interest holders	—	—	—	—	—	(6)	—	—	(48)	(54)
Exchange of Partnership Interests and Class B Shares for Class A Shares	—	5,132,134	—	(5,133,763)	—	40	2	—	(42)	—
Adjustment of deferred tax liability associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	—	30	—	—	—	30
Establishment of Tax Receivable Agreement Liabilities	—	—	—	—	—	(34)	—	—	—	(34)
Activity under equity-based compensation plans, net of tax withholdings	—	110,644	—	—	—	1	—	—	—	1
Forfeiture of Class A Shares and Partnership Interests	—	(20)	—	(34,703)	—	—	—	—	—	—
Non-controlling interests adjustment for purchase of Partnership Interests and vesting of Core & Main Holdings, LP Partnership Interests held by non-controlling interests	—	—	—	—	—	(12)	—	—	12	—
Balances at January 29, 2023	—	172,765,161	2	73,229,675	1	1,241	45	458	663	2,410
Net income	—	—	—	—	—	—	—	371	160	531
Equity-based compensation	—	—	—	—	—	8	—	—	2	10
Net comprehensive loss on interest rate swap, net of tax	—	—	—	—	—	—	(18)	—	(4)	(22)
Distributions to non-controlling interest holders	—	—	—	—	—	(5)	—	—	(37)	(42)
Repurchase and Retirement of Class A and Class B shares and corresponding Partnership Interest	—	(28,131,551)	—	(16,868,449)	—	(324)	—	(640)	(380)	(1,344)
Exchange of Partnership Interests and Class B Shares for Class A Shares	—	46,683,021	—	(46,731,040)	(1)	313	19	—	(331)	—
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	—	515	—	—	—	515
Establishment of Tax Receivable Agreement Liabilities	—	—	—	—	—	(537)	—	—	—	(537)
Activity under equity-based compensation plans, net of tax withholdings	—	346,977	—	—	—	3	—	—	—	3
Balances at January 28, 2024	$—	191,663,608	$2	9,630,186	$—	$1,214	$46	$189	$73	$1,524

The accompanying notes are an integral part of these consolidated financial statements.

CORE & MAIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in millions

	Fiscal Years Ended
	January 28, 2024	January 29, 2023	January 30, 2022
Cash Flows From Operating Activities:
Net income	$531	$581	$225
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	154	148	150
Equity-based compensation expense	10	11	25
Loss on debt modification and extinguishment	—	—	49
Other	7	—	(14)
Changes in assets and liabilities:
(Increase) decrease in receivables	21	(51)	(312)
(Increase) decrease in inventories	328	(149)	(440)
(Increase) decrease in other assets	2	(4)	(7)
Increase (decrease) in accounts payable	11	(140)	274
Increase (decrease) in accrued liabilities	4	5	24
Increase (decrease) in other liabilities	1	—	(5)
Net cash provided by (used in) operating activities	1,069	401	(31)
Cash Flows From Investing Activities:
Capital expenditures	(39)	(25)	(20)
Acquisitions of businesses, net of cash acquired	(231)	(128)	(179)
Settlement of interest rate swap	—	—	(5)
Other	—	1	1
Net cash used in investing activities	(270)	(152)	(203)
Cash Flows From Financing Activities:
IPO proceeds, net of underwriting discounts and commissions	—	—	664
Offering proceeds from underwriters’ option, net of underwriting discounts and commissions	—	—	100
Payments for offering costs	—	—	(8)
Repurchase and retirement of partnership interests	(1,344)	—	—
Distributions to non-controlling interest holders	(41)	(57)	(52)
Payments pursuant to Tax Receivable Agreements	(5)	—	—
Borrowings on asset-based revolving credit facility	665	244	18
Repayments on asset-based revolving credit facility	(235)	(244)	(18)
Issuance of long-term debt	—	—	1,500
Repayments of long-term debt	(15)	(15)	(2,319)
Payment of debt redemption premiums	—	—	(18)
Debt issuance costs	—	(2)	(13)
Other	—	1	—
Net cash used in financing activities	(975)	(73)	(146)
(Decrease) increase in cash and cash equivalents	(176)	176	(380)
Cash and cash equivalents at the beginning of the period	177	1	381
Cash and cash equivalents at the end of the period	$1	$177	$1

Cash paid for interest (excluding effects of interest rate swap)	$105	$74	$126
Cash paid for income taxes	116	147	55
The accompanying notes are an integral part of these consolidated financial statements.

CORE & MAIN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Dollars in millions, except as noted
1)    BASIS OF PRESENTATION & DESCRIPTION OF BUSINESS
Organization
Core & Main, Inc. (“Core & Main”) is a Delaware corporation that was incorporated on April 9, 2021 for the purpose of facilitating an initial public offering and other related transactions, as described below, in order to carry on the business of Core & Main Holdings, LP, a Delaware limited partnership (“Holdings”), and its consolidated subsidiaries. Core & Main is a holding company and its primary material assets are its direct and indirect ownership interest in Holdings and deferred tax assets associated with this ownership. Holdings has no operations and no material assets of its own other than its indirect ownership interest in Core & Main LP, a Florida limited partnership, the legal entity that conducts the operations of Core & Main. Core & Main, together with its wholly-owned subsidiaries, including Holdings and its consolidated subsidiaries, are referred to as the “Company”.
The Company is a leader in advancing reliable infrastructure with local service, nationwide. As a leading specialized distributor with a focus on water, wastewater, storm drainage and fire protection products and related services, the Company provides solutions to municipalities, private water companies and professional contractors across municipal, non-residential and residential end markets, nationwide. The Company’s specialty products and services are used in the maintenance, repair, replacement, and construction of water and fire protection infrastructure. The Company reaches customers through a nationwide network of approximately 335 branches across 48 states. The Company’s products include pipes, valves, fittings, storm drainage products, fire protection products, meter products and other products for use in the construction, maintenance and repair of water and wastewater systems as well as fire protection systems. The Company has complemented its core products through additional offerings, including smart meter systems, fusible high-density polyethylene (“fusible HDPE”) piping solutions, specifically engineered treatment plant products and geosynthetics and erosion control products. The Company’s services and capabilities allow for integration with customers and form part of their sourcing and procurement function. All of the Company’s long-lived assets are located within the United States (“U.S.”).
Initial Public Offering
On July 27, 2021, Core & Main completed its initial public offering of 34,883,721 shares of Class A common stock at a price to the public of $20.00 per share (the “IPO”). Core & Main received net proceeds of approximately $664 million, after deducting underwriting discounts and commissions. All of the net proceeds from the IPO, less $8 million of transaction costs directly attributable to the IPO, were utilized to purchase 34,883,721 newly issued limited partner interests of Holdings (“Partnership Interests”) for approximately $656 million in the aggregate. In turn, Holdings and Core & Main LP utilized the net proceeds of the IPO directly or indirectly received from Core & Main, together with the net proceeds from borrowings under the 2028 Senior Term Loan (as defined below and described in Note 6) and cash on hand to redeem (i) all $300 million aggregate principal amount of the senior unsecured notes due September 15, 2024 issued by Holdings (the “Senior 2024 Notes”) and (ii) all $750 million aggregate principal amount of the senior unsecured notes due August 15, 2025 issued by Core & Main LP (the “Senior 2025 Notes”). Additionally, Core & Main LP amended the terms of the credit agreement governing the senior term loan facility with an original principal balance of $1,300 million maturing on August 1, 2024 issued by Core & Main LP (the “Prior Term Loan”) in order to, among other things, enter into a new $1,500 million seven-year senior term loan (the “2028 Senior Term Loan”) (collectively, the “Refinancing Transactions”).
As a result of the Refinancing Transactions on July 27, 2021, the Company recorded a loss on debt modification and extinguishment of $51 million for fiscal 2021. The loss on debt modification and extinguishment included (i) the write-off of $8 million in deferred financing fees associated with the redemption of the Senior 2024 Notes, (ii) the write-off of $13 million in deferred financing fees associated with the redemption of the Senior 2025 Notes, (iii) the write-off of $5 million in deferred financing fees associated with the settlement of the Prior Term Loan, (iv) redemption premiums of $6 million and $12 million for the Senior 2024 Notes and Senior 2025 Notes, respectively, (v) the settlement of the cash flow interest rate swap of $5 million which had its changes in fair value previously attributed to accumulated other comprehensive loss, and (vi) third-party expenses for the 2028 Senior Term Loan of $2 million.

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
Secondary Offerings and Repurchase Transactions
During fiscal 2023, fiscal 2022 and fiscal 2021, secondary public offerings of Class A common stock were completed by certain selling stockholders affiliated with Clayton, Dubilier & Rice, LLC (the “Selling Stockholders”). As part of the secondary public offerings the Selling Stockholders sold to the public (1) existing shares of Class A common stock and (2) shares of Class A common stock received in exchange for an equal number of Partnership Interests, together with the retirement of a corresponding number of shares of Class B common stock. Below is a summary of the secondary public offerings completed during fiscal 2023, fiscal 2022 and fiscal 2021 (collectively the “Secondary Offerings”).

Secondary Offering Date	Existing Shares of Class A Common Stock Sold to the Public	Partnership Interests Exchanged for Class A Common Stock Prior to Sale to the Public	Total Shares of Class A Common Stock Sold	Price Per Share
Fiscal 2023 Secondary Offerings
January 25, 2024	12,366,683	7,415,404	19,782,087	$40.985
January 10, 2024(1)	12,084,902	7,465,098	19,550,000	$38.120
December 11, 2023(1)	10,783,760	6,466,240	17,250,000	$35.540
November 9, 2023(1)	13,659,431	8,190,569	21,850,000	$30.440
September 19, 2023	11,252,620	6,747,380	18,000,000	$29.015
June 12, 2023	8,752,038	5,247,962	14,000,000	$28.215
April 14, 2023	3,125,728	1,874,272	5,000,000	$22.151
Fiscal 2022 Secondary Offering
September 19, 2022	6,876,601	4,123,399	11,000,000	$23.750
Fiscal 2021 Secondary Offering
January 10, 2022	12,544,758	7,455,242	20,000,000	$26.000
(1)Includes shares of Class A common stock purchased by the underwriter, pursuant to the exercise in full of the option granted in connection with the secondary public offering.
The Company did not receive any of the proceeds from the Secondary Offerings. The Company paid the costs associated with the sale of shares by the Selling Stockholders in the Secondary Offerings, other than underwriting discounts and commissions.

Concurrently with the completion of the Secondary Offerings completed in fiscal 2023, (i) the Company repurchased from the Selling Stockholders shares of our Class A common stock, and Holdings redeemed from the Company a corresponding number of Partnership Interests, and (ii) Holdings redeemed Partnership Interests from one of the Selling Stockholders, with the Company repurchasing a corresponding number of shares of our Class B common stock from such Selling Stockholder for no additional consideration. Below is a summary of the repurchase transactions completed during fiscal 2023 (the “Repurchase Transactions”).

Repurchase Transaction Date	Shares of Class A Common Stock Repurchased	Partnership Interests Redeemed	Total Repurchase Amount	Price Per Share/Partnership Interest	Total Consideration Paid (in millions)
January 25, 2024	3,125,728	1,874,272	5,000,000	$40.985	$205
January 10, 2024	3,125,728	1,874,272	5,000,000	$38.120	$191
December 11, 2023	3,125,728	1,874,272	5,000,000	$35.540	$178
November 9, 2023	3,125,728	1,874,272	5,000,000	$30.440	$152
September 19, 2023	3,125,728	1,874,272	5,000,000	$29.015	$145
June 12, 2023	3,125,728	1,874,272	5,000,000	$28.215	$141
April 14, 2023	9,377,183	5,622,817	15,000,000	$22.151	$332
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
•Core & Main’s acquisition of the Partnership Interests held by certain Former Limited Partners (as defined below) and the issuance of Class A common stock to the Former Limited Partners, pursuant to the mergers of CD&R WW Advisor, LLC and CD&R WW Holdings, LLC (the “Blocker Companies”) with and into Core & Main via merger subsidiaries of Core & Main (the “Blocker Mergers”); and
•entry into a Master Reorganization Agreement, dated as of July 22, 2021 (the “Master Reorganization Agreement”), with Holdings, the Continuing Limited Partners (as defined below), the Blocker Companies, and entities affiliated with CD&R. Pursuant to the Master Reorganization Agreement, the Former Limited Partners received Partnership Interests in exchange for their indirect ownership interests in Holdings and exchanged these Partnership Interests for shares of Class A common stock of Core & Main prior to the consummation of the IPO.
The “Former Limited Partners” are defined as CD&R Fund X Advisor Waterworks B, L.P., CD&R Fund X Waterworks B1, L.P., CD&R Fund X-A Waterworks B, L.P. and the other Original Limited Partners (as defined below) that transferred all or a portion of their Partnership Interests (including those held indirectly through the Blocker Companies) for shares of Class A common stock in connection with the Reorganization Transactions and the IPO, and represent entities that transferred all of their Partnership Interests (including Partnership Interests held indirectly through certain “blocker” corporations) for shares of Class A common stock in connection with the consummation of the Reorganization Transactions.
The “Continuing Limited Partners” are defined as CD&R Waterworks Holdings, LLC (“CD&R Waterworks Holdings”) and Core & Main Management Feeder, LLC (“Management Feeder”), and represent the Original Limited Partners that continued to own Partnership Interests after the Reorganization Transactions and that are entitled to exchange their Partnership Interests, together with the retirement of a corresponding number of shares of Class B common stock for shares of Class A common stock.
The “Original Limited Partners” are defined as CD&R Waterworks Holdings, the Former Limited Partners and Management Feeder and represent the direct and indirect owners of Holdings prior to the Reorganization Transactions and the IPO.

Shareholder ownership as of January 28, 2024 includes the following:
•the shareholders of Core & Main, excluding Management Feeder, collectively held 191,662,664 shares of Class A common stock;
•Core & Main, directly or indirectly through our wholly-owned subsidiary, held 191,663,608 Partnership Interests; and
•Management Feeder collectively held 944 shares of Class A common stock, 9,630,186 Partnership Interests and 9,630,186 shares of Class B common stock.
Following the completion of the Secondary Offerings and the Repurchase Transactions in fiscal 2023, CD&R Waterworks Holdings and the Former Limited Partners (the “CD&R Investors”) no longer own shares of Core & Main.
As the Reorganization Transactions were between entities under common control, the financial statements for the periods prior to the IPO and Reorganization Transactions have been adjusted to combine previously separate entities for presentation purposes. These entities include Core & Main, Holdings and its consolidated subsidiaries and the Blocker Companies. Prior to the Reorganization Transactions, Core & Main had no operations and the Blocker Companies were holding companies for indirect investments in Holdings. The Blocker Companies had no operations but did receive distributions from Holdings associated with their tax obligations from allocations of Holdings’ taxable income.
Basis of Presentation
The accompanying consolidated financial statements present the results of operations, financial position and cash flows of Core & Main and its subsidiaries, which includes the consolidated financial statements of Holdings and its consolidated subsidiary, Core & Main LP, as the legal entity that conducts the operations of the Company. Certain reclassification have been made to previously reported financial information to conform to the Company’s current period presentation. Holdings is considered a variable interest entity. Core & Main is the primary beneficiary and general partner of Holdings and has decision making authority that significantly affects the economic performance of the entity. As a result, Core & Main consolidates the consolidated financial statements of Holdings. All intercompany balances and transactions have been eliminated in consolidation. The Company records non-controlling interests related to Partnership Interest held by the Continuing Limited Partners in Holdings.
Segments
The Company’s chief operating decision maker (“CODM”) manages the business as a single operating and reportable segment. The Company operates approximately 335 branch locations across the U.S. The nature of the products and services, suppliers, customers and distribution methods are similar across branches. Accordingly, the CODM evaluates the performance of the business and makes management decisions on a consolidated basis. Performance is most notably measured based on Adjusted EBITDA at the consolidated level. The consolidated performance of the Company is utilized to determine incentive compensation for executive officers, annual merit decisions, management of national supplier relationships, allocation of resources and in evaluating acquisitions and the Company’s capital structure.
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. The fiscal years ended January 28, 2024 (“fiscal 2023”), January 29, 2023 (“fiscal 2022”) and January 30, 2022 (“fiscal 2021”) included 52 weeks. The next fiscal year ending February 2, 2025 (“fiscal 2024”) will include 53 weeks.
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
Cash and Cash Equivalents
The Company classified all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company maintains cash deposits according to a banking policy that requires diversification across a variety of highly-rated financial institutions. However, this could result in concentration of cash and cash equivalents across these financial institutions in excess of Federal Deposit Insurance Corporation-insured limits.

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
Consideration Received from Suppliers
The Company enters into agreements with many of its suppliers providing for inventory purchase rebates (“supplier rebates”) upon achievement of specified volume purchasing levels and purchase discounts. The Company accrues the receipt of supplier rebates and purchase discounts as part of its cost of sales for products sold based on progress towards earning the supplier rebates, taking into consideration cumulative purchases of inventory to the measurement date and projected purchases through the end of the year. An estimate of supplier rebates and purchase discounts is included in the carrying value of inventory at each period end for supplier rebates to be received on products not yet sold. Supplier rebates and purchase discounts included in inventory were $43 million and $77 million at January 28, 2024 and January 29, 2023, respectively.
Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method based on the following estimated useful lives of the assets:

Buildings and improvements	5 - 39 years
Transportation equipment	5 - 7 years
Furniture, fixtures and equipment	3 - 10 years
Capitalized software	3 years
Property and equipment assets are assessed for recovery when a triggering event occurs. A potential impairment is first evaluated by comparing the undiscounted cash flows associated with the asset, or the asset group it is part of, to its carrying value. If the carrying value is greater than the undiscounted cash flows, the amount of potential impairment is measured by comparing the fair value of the asset, or the asset group it is part of, with its carrying value. The Company assesses the remaining useful life and the recoverability of property and equipment assets whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Judgments regarding the existence of a triggering event are based on market and operational performance. Evaluating potential impairment also requires estimates of future operating results and cash flows. There were no impairments of property and equipment assets during fiscal 2023, fiscal 2022 or fiscal 2021.
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

The Company does not amortize goodwill but does conduct an impairment test of goodwill on an annual basis or whenever events or circumstances indicate that it is “more likely than not” that the fair value of its reporting unit has dropped below its carrying value. The annual goodwill impairment assessment for fiscal 2023 and fiscal 2022 consisted of a qualitative assessment to determine whether it is “more likely than not” that the fair value of the reporting unit exceeds its carrying value. The Company performed a quantitative assessment for fiscal 2021. The quantitative assessment is comprised of comparing the carrying value of a reporting unit to its estimated fair value. The Company estimates the fair value of the reporting unit based on a detailed valuation, utilizing an income approach based on the present value of future cash flows, a market approach based on multiples of sales and profit metrics of similar public companies and a market approach based on multiples of sales and profit metrics for purchase transactions of similar companies (all of which are considered level three measurement techniques). If the carrying value of the reporting unit exceeds its fair value, the Company will recognize the excess of the carrying value over the fair value as a goodwill impairment loss.
Intangible Assets
Finite-lived intangible assets consist primarily of customer relationships which are amortized over the periods during which the Company expects to generate net sales from these customer relationships. The determined amortization life of finite-lived intangible assets ranged from 10 to 15 years. Finite-lived intangible assets are assessed for impairment when a triggering event occurs. A potential impairment of finite-lived intangible assets is first evaluated by comparing the undiscounted cash flows associated with the asset, or the asset group it is part of, to its carrying value. If the carrying value is greater than the undiscounted cash flows, the amount of potential impairment is measured by comparing the fair value of the asset, or the asset group it is part of, with their carrying value. The Company assesses the remaining useful life and the recoverability of finite-lived intangible assets whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Judgments regarding the existence of a triggering event are based on market and operational performance. Evaluating potential impairment also requires estimates of future operating results and cash flows.
Internal use software is recognized separately as an intangible asset and is carried at cost less accumulated amortization. Cost may include software licenses and external and internal costs directly attributable to the development, design and implementation of the computer software. Costs in respect of training and data conversion are expensed as incurred.
All of the Company’s intangible assets are subject to amortization.
Fair Value Measurement
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable, accrued compensation and benefits and other current liabilities approximate fair value due to the short-term nature of these financial instruments. The Company’s long-term financial assets and liabilities are generally recorded at historical costs. The carrying amounts of derivative assets or liabilities (see Note 6) are recorded at fair value.
Revenue Recognition
The Company’s revenues are earned from contracts with customers. These contracts include written agreements and purchase orders as well as arrangements that are implied by customary business practices or law. The revenue contracts are primarily single performance obligations for the sale of product or performance of services for customers. Revenue is recognized when title is passed to the customer or services are provided in an amount that reflects the consideration the Company expects to be entitled to in exchange for the products and services, which is net of sales tax, customer incentives, returns and discounts. For product sales, the transfer of title generally occurs at the point of destination for products shipped by internal fleet and at the point of shipping for products shipped by third-party carriers. Revenues related to services are recognized in the period the services are performed and were approximately $23 million, $17 million and $19 million during fiscal 2023, fiscal 2022 and fiscal 2021, respectively. Estimates for expected customer incentives, returns and discounts are based on historical experience, anticipated performance and management’s judgment. Generally, the Company’s contracts do not contain significant financing as the standard sales terms are short term in nature.
Shipping and Handling Fees and Costs
The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through cost of sales as inventories are sold. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled $43 million, $37 million and $27 million during fiscal 2023, fiscal 2022 and fiscal 2021, respectively.

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
Tax Receivable Agreements
In connection with the Reorganization Transactions and the IPO, Core & Main entered into a tax receivable agreement with the Former Limited Partners (the “Former Limited Partners Tax Receivable Agreement”) and a tax receivable agreement with the Continuing Limited Partners (the “Continuing Limited Partners Tax Receivable Agreement”) (collectively, the “Tax Receivable Agreements”). Core & Main has generated, and expects to generate additional, tax attributes associated with future exchanges of Partnership Interests by Continuing Limited Partners, that will reduce amounts that it would otherwise pay in the future to various tax authorities.
The Former Limited Partners Tax Receivable Agreement provides for the payment by Core & Main to certain Former Limited Partners, or their permitted transferees, of 85% of the tax benefits, if any, that Core & Main realizes, or in some circumstances is deemed to realize, as a result of (i) certain tax attributes of the Partnership Interests Core & Main holds in respect of such Former Limited Partners’ interest in Core & Main, including such attributes which resulted from such Former Limited Partners’ prior acquisition of ownership interests in Holdings and Core & Main’s allocable share of existing tax basis acquired in connection with the IPO attributable to the Former Limited Partners and (ii) certain other tax benefits.

The Continuing Limited Partners Tax Receivable Agreement provides for the payment by Core & Main to the Continuing Limited Partners, or their permitted transferees, of 85% of the benefits, if any, that Core & Main realizes, or in some circumstances is deemed to realize, as a result of (i) increases in tax basis or other similar tax benefits as a result of exchanges of Partnership Interests for cash or shares of Class A common stock pursuant to the Exchange Agreement, dated as of July 22, 2021 (the “Exchange Agreement”), by and among Core & Main, Holdings, CD&R Waterworks Holdings and Management Feeder, (ii) Core & Main’s allocable share of existing tax basis acquired in connection with the IPO attributable to the Continuing Limited Partners and in connection with exchanges of Partnership Interests for cash or shares of Class A common stock pursuant to the Exchange Agreement and (iii) Core & Main’s utilization of certain other tax benefits related to Core & Main’s entering into the Continuing Limited Partners Tax Receivable Agreement, including tax benefits attributable to payments under the Continuing Limited Partners Tax Receivable Agreement. Core & Main expects to obtain an increase in its share of the tax basis in the net assets of Holdings as Partnership Interests are exchanged by Continuing Limited Partners. Core & Main intends to treat any exchanges of Partnership Interests as direct purchases of Partnership Interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that it would otherwise pay in the future to various tax authorities.
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

Recent Accounting Pronouncements
Reference Rate Reform - In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by ASU 2020-04 are effective for prospective contract modifications made and qualifying hedging relationships entered into as of March 12, 2020 through December 31, 2024.
In February 2023, the Company amended the terms of the 2028 Senior Term Loan (as defined in Note 6) in order to implement a forward-looking rate based on the term secured overnight financing rate (“Term SOFR”) in lieu of LIBOR. In addition, in February 2023, the Company amended the terms of the related interest rate swap to adjust the fixed interest rate and receive payments based upon the one-month Term SOFR rate, based on notional amounts associated with borrowings under the 2028 Senior Term Loan. There were no changes to the principal balances or maturity dates of these debt instruments. The amendments to the 2028 Senior Term Loan and related interest rate swap are related to the replacement of the reference rate, therefore these amendments are subject to the practical expedients in ASU 2020-04.
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
Segment Reporting - In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The new guidance expands reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosure of (i) significant segment expenses that are regularly provided to the CODM and included within the segment measure of profit or loss, (ii) an amount and description of its composition for other segment items to reconcile to segment profit or loss, and (iii) the title and position of the Company’s CODM. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the segment disclosure impact of the amended guidance; however, ASU 2023-07 is not expected to have an impact on its consolidated financial statements.
Income Tax Disclosures - In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). The new guidance requires, on an annual basis, disclosure of specific categories in the rate reconciliation and disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2025. The adoption is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
3)    REVENUE
Disaggregation of Revenue
The following table represents net sales disaggregated by product category:

	Fiscal Years Ended
Product Category	January 28, 2024	January 29, 2023	January 30, 2022
Pipes, valves & fittings products	$4,504	$4,548	$3,361
Storm drainage products	985	949	687
Fire protection products	688	701	565
Meter products	525	453	391
Total Net Sales	$6,702	$6,651	$5,004

4)    ACQUISITIONS
The Company made various acquisitions during fiscal 2023 (the “Fiscal 2023 Acquisitions”), fiscal 2022 (the “Fiscal 2022 Acquisitions”) and fiscal 2021 (the “Fiscal 2021 Acquisitions”) with an aggregate transaction value of $244 million, $124 million and $174 million, subject to working capital adjustments, respectively. These transactions were funded with cash.
Fiscal 2023 Acquisitions
•On January 16, 2024, the Company acquired certain assets and assumed certain liabilities of Lee Supply Company, Inc. (“Lee Supply”). Lee Supply has four locations and is a leading specialty distributor and fabricator of fusible HDPE pipe and other related services, including HDPE fusion equipment rentals and custom fabrication.
•On December 4, 2023, the Company acquired certain assets and assumed certain liabilities of Granite Water Works, Inc. (“Granite Water Works”). Granite Water Works has one location and is a provider of water, wastewater and storm drainage products.
•On November 28, 2023, the Company acquired certain assets and assumed certain liabilities of Enviroscape Erosion Control Materials Ltd. and three affiliated entities (collectively “Enviroscape”). Enviroscape has one location and is a provider of geosynthetics and erosion control products.
•On July 12, 2023, the Company acquired all of the outstanding shares of J.W. D’Angelo Company, Inc. (“D’Angelo”). D’Angelo has three locations and is a full-service provider of fire protection and waterworks products.
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
•On March 6, 2023, the Company acquired certain assets and assumed certain liabilities of Landscape & Construction Supplies LLC (“LCS”). LCS has two locations and is a provider of geosynthetics products.
Fiscal 2022 Acquisitions
•On December 5, 2022, the Company acquired certain assets and assumed certain liabilities of Lanier Municipal Supply Co. Inc. (“Lanier”). Lanier has four locations and is a full-service distributor of water, wastewater, storm drainage, agricultural and irrigation products.
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

Fiscal 2021 Acquisitions
•On November 8, 2021, the Company acquired certain assets and assumed certain liabilities of Catalone Pipe & Supply Co. (“Catalone”). Catalone has one location and manufactures custom concrete catch basins.
•On October 6, 2021, the Company acquired certain assets and assumed certain liabilities of CES Industrial Piping Supply, LLC (“CES”). CES has one location and distributes fusible HDPE pipe, fittings and fusion machines.
•On August 30, 2021, the Company completed the acquisition of certain assets and assumption of certain liabilities of L&M Bag & Supply Co., Inc. (“L&M”). L&M is a specialized supplier of geotextile fabrics and geogrids, as well as silt fences, turbidity barriers and safety fences, weed control fabric and sod staples.
•On August 9, 2021, the Company completed the acquisition of all of the outstanding shares of Pacific Pipe Company, Inc. (“Pacific Pipe”). Pacific Pipe has four branch locations and serves municipalities and contractors in the water, wastewater, storm drainage and irrigation industries with a broad product offering.
•On March 1, 2021, the Company acquired certain assets and assumed certain liabilities of Triple T Pipe & Supply, LLC. (“Triple T”). Triple T has one location and distributes waterworks products.
The following table represents the preliminary allocation of the transaction price to the fair value of identifiable assets acquired and liabilities assumed in the Fiscal 2023 Acquisitions and final allocation of the transaction price to the fair value of identifiable assets acquired and liabilities assumed in the Fiscal 2022 Acquisitions and Fiscal 2021 Acquisitions:

	Fiscal 2023 Acquisitions	Fiscal 2022 Acquisitions	Fiscal 2021 Acquisitions
Cash	$5	$—	$2
Receivables	47	22	19
Inventories	52	44	34
Intangible assets	107	43	71
Goodwill	25	21	62
Property, plant and equipment	35	7	11
Operating lease right-of-use assets	8	5	20
Other assets, current and non-current	4	4	1
Total assets acquired	283	146	220
Accounts payable	13	11	8
Deferred income taxes	8	—	12
Operating lease liabilities, current and non-current	8	5	20
Deferred consideration	8	3	—
Other liabilities, current and non-current	9	—	—
Net assets acquired	$237	$127	$180
The net outflow of cash in respect of the purchase of businesses is as follows:

	Fiscal 2023 Acquisitions	Fiscal 2022 Acquisitions	Fiscal 2021 Acquisitions
Net assets acquired	$237	$127	$180
Plus: Working capital adjustment	(1)	1	1
Less: Cash acquired in acquisition	(5)	—	(2)
Total consideration, net of cash; investing cash outflow	$231	$128	$179
In the above transactions, to the extent applicable, the excess of purchase price over net tangible and intangible assets acquired resulted in goodwill, which represents the assembled workforce and anticipated long-term growth in new markets, customers and products. Goodwill of $11 million, $21 million and $21 million associated with the Fiscal 2023 Acquisitions, Fiscal 2022 Acquisitions, and Fiscal 2021 Acquisitions, respectively, are fully deductible by the Company for U.S. income tax purposes.
Intangible Assets
For the Fiscal 2023 Acquisitions, Fiscal 2022 Acquisitions and Fiscal 2021 Acquisitions discussed above the intangible assets acquired consist of customer relationships and trademarks.

The customer relationship intangible assets represent the value associated with those customer relationships in place at the date of the Fiscal 2023 Acquisitions, Fiscal 2022 Acquisitions and Fiscal 2021 Acquisitions. The Company valued the customer relationships using an excess earnings method using various inputs such as customer attrition rate, revenue growth rate, gross margin percentage and discount rate. Cash flows associated with the existing relationships are expected to diminish over time due to customer turnover. The Company reflected this expected diminishing cash flow through the utilization of an annual customer attrition rate assumption and in its method of amortization.
The trademark intangible asset represents the value associated with the brand names in place at the date of the respective acquisitions.
A summary of the intangible assets acquired and assumptions utilized in the valuation, for the acquisitions is as follows:

	Intangible Asset Amount	Weighted Average Amortization Period	Weighted Average Discount Rate	Weighted Average Attrition Rate
Customer Relationships
Fiscal 2023 Acquisitions	$106	10 years	16.0%	13.2%
Fiscal 2022 Acquisitions	43	10 years	15.6%	12.1%
Fiscal 2021 Acquisitions	70	10 years	12.7%	11.6%

Trademark
Fiscal 2023 Acquisitions	$1	2 years	15.5%	N/A
Fiscal 2021 Acquisitions	1	2 years	13.0%	N/A
5)    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The carrying amount of the Company’s goodwill included in its Balance Sheets is as follows:

	January 28, 2024	January 29, 2023
Gross Goodwill	$1,561	$1,535
Accumulated Impairment	—	—
Net Goodwill	$1,561	$1,535
The changes in the carrying amount of goodwill are as follows:

	Fiscal Years Ended
	January 28, 2024	January 29, 2023
Beginning Balance	$1,535	$1,515
Goodwill acquired during the year	25	20
Goodwill adjusted during the year	1	—
Ending balance	$1,561	$1,535
Goodwill acquired during fiscal 2023 and fiscal 2022 was related to the Fiscal 2023 Acquisitions and Fiscal 2022 Acquisitions, respectively, as further discussed in Note 4.
During the fiscal 2023 and fiscal 2022 annual goodwill impairment assessment, the Company performed a qualitative assessment. The qualitative assessment included evaluating economic, industry, regulatory and company specific factors that could impact the reporting unit fair value. These factors included historical and projected financial metrics (including net sales, operating cash flow and discount rate trends), public equity market trends and evaluation of the markets the Company serves. Based on the assessment it was determined that it is not “more likely than not” that the fair value of its reporting unit is less than the carrying value of its reporting unit in fiscal 2023 and fiscal 2022. Therefore, no further assessment was necessary.
During the fiscal 2021 annual assessments, the Company tested goodwill for impairment by performing a quantitative assessment that compared the fair value of the reporting unit with its carrying value. There was no goodwill impairment during fiscal 2023, fiscal 2022 or fiscal 2021.

The Company’s analyses were based in part on the expectation of future market conditions, future net sales and operating cash flow growth and discount rates that would be used by market participants in an arms-length transaction. Should actual performance or expectations of long-term assumptions be lower than presently expected, the Company’s goodwill could be impaired.
Intangible Assets
The Company’s intangible assets included in its Balance Sheets consist of the following:

	January 28, 2024			January 29, 2023
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Customer relationships	$1,496	$718	$778	$1,390	$597	$793
Other intangible assets	10	4	6	5	3	2
Total	$1,506	$722	$784	$1,395	$600	$795
Amortization expense related to intangible assets was as follows:

	Fiscal Years Ended
	January 28, 2024	January 29, 2023	January 30, 2022
Amortization expense	$122	$120	$120
There were no intangible asset impairments during fiscal 2023, fiscal 2022 or fiscal 2021.
The estimated aggregate amortization expense on intangible assets owned by the Company as of January 28, 2024 was expected to be as follows:

Fiscal 2024	$123
Fiscal 2025	113
Fiscal 2026	104
Fiscal 2027	96
Fiscal 2028	88

6)    DEBT
Debt consisted of the following:

	January 28, 2024		January 29, 2023
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
Senior Term Loan due July 2028	$15	$—	$15	$—
Long-term debt:
Senior ABL Credit Facility due July 2026	430	—	—	—
Senior Term Loan due July 2028	1,448	15	1,463	19
	1,878	15	1,463	19
Total	$1,893	$15	$1,478	$19
The debt obligations as of January 28, 2024 include the following debt agreements:
2028 Senior Term Loan
On July 27, 2021, Core & Main LP entered into a $1,500 million senior term loan, which matures on July 27, 2028 (the “2028 Senior Term Loan”). The 2028 Senior Term Loan was amended on February 26, 2023 in order to implement a forward-looking rate based on Term SOFR in lieu of LIBOR. The 2028 Senior Term Loan requires quarterly principal payments, payable on the last business day of each fiscal quarter in an amount equal to approximately 0.25% of the original principal amount of the 2028 Senior Term Loan. The remaining balance is payable upon final maturity of the 2028 Senior Term Loan on July 27, 2028. The 2028 Senior Term Loan bears interest at a rate equal to (i) Term SOFR plus, in each case, an effective applicable margin of 2.60% or (ii) the base rate, which will be the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) the overnight federal funds rate plus 0.50% per annum and (z) one-month Term SOFR (adjusted for maximum reserves) plus 1.00% per annum, plus, in each case, an applicable margin of 1.50%. The 2028 Senior Term Loan is subject to a Term SOFR “floor” of 0.00%. The weighted average interest rate, excluding the effect of the interest rate swap, of Core & Main LP’s outstanding borrowings under the 2028 Senior Term Loan as of January 28, 2024 was 7.99%. See further discussion of the interest rate swap below. Based on quotes from financial institutions (i.e., level 2 of the fair value hierarchy), the fair value of the 2028 Senior Term Loan was $1,461 million as of January 28, 2024.
Asset-Based Credit Facility
Core & Main LP has a senior asset-based revolving credit facility with a borrowing capacity of up to $1,250 million, subject to borrowing base availability, with a maturity date of July 27, 2026 (the “Senior ABL Credit Facility”). Borrowings under the Senior ABL Credit Facility bear interest at either a Term SOFR rate plus an applicable margin ranging from 1.25% to 1.75%, or an alternate base rate plus an applicable margin ranging from 0.25% to 0.75%, depending on the borrowing capacity under the Senior ABL Credit Facility. Additionally, Core & Main LP pays a fee of 0.25% on unfunded commitments under the Senior ABL Credit Facility. As of January 28, 2024 there was $430 million outstanding under the Senior ABL Credit Facility with a weighted average interest rate of 8.75%. The book value of the Senior ABL Credit Facility approximates the fair value due to the variable interest rate nature of these borrowings.
The aforementioned debt agreements include customary affirmative and negative covenants, which include, among other things, restrictions on Core & Main LP’s ability to pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. The 2028 Senior Term Loan may require accelerated repayment based upon cash flows generated in excess of operating and investing requirements when the Consolidated Secured Leverage Ratio (as defined in the agreement governing the 2028 Senior Term Loan) is greater than or equal to 3.25. No such repayment was required for any of the periods presented. In addition, the Senior ABL Credit Facility requires Core & Main LP to comply with a consolidated fixed charge coverage ratio of greater than or equal to 1.00 when availability under the Senior ABL Credit Facility is less than 10.0% of the lesser of (i) the then applicable borrowing base or (ii) the then aggregate effective commitments. The Company was in compliance with all debt covenants as of January 28, 2024.
Substantially all of Core & Main LP’s assets are pledged as collateral for the 2028 Senior Term Loan and the Senior ABL Credit Facility.

The aggregate amount of debt payments for the next five fiscal years are as follows:

Fiscal 2024	$15
Fiscal 2025	15
Fiscal 2026	445
Fiscal 2027	15
Fiscal 2028	1,403
Interest Rate Swaps
On February 28, 2018, Core & Main LP entered into an instrument pursuant to which it made payments to a third party based upon a fixed interest rate of 2.725% and received payments based upon the three-month LIBOR rate, based on a $500 million notional amount, which mirrored then outstanding borrowings under the Prior Term Loan. On July 27, 2021, Core & Main LP repaid the approximately $1,258 million outstanding under the Prior Term Loan and settled the interest rate swap.

Fiscal Year Ended
Accumulated Other Comprehensive Loss	January 30, 2022
Beginning of period balance	$(8)
Reclassification of expense to interest expense	4
Loss on debt modification and extinguishment	5
Tax (expense) on interest rate swap adjustments
Reclassification of expense to interest expense	(1)
Loss on debt modification and extinguishment	—
End of period balance	$—
On July 27, 2021, Core & Main LP entered into an instrument in which it makes payments to a third-party based upon a fixed interest rate and receives payments based upon the one-month LIBOR rate. On February 26, 2023, Core & Main LP amended the terms of this instrument to adjust the fixed interest rate to 0.693% and receive payments based upon the one-month Term SOFR rate, based on notional amounts associated with borrowings under the 2028 Senior Term Loan. The interest rate swap has a notional amount of $900 million as of January 28, 2024. The notional amount decreases to $800 million on July 27, 2024, $700 million on July 27, 2025 through the instrument maturity on July 27, 2026. This instrument is intended to reduce the Company’s exposure to variable interest rates under the 2028 Senior Term Loan. As of January 28, 2024, this instrument resulted in an effective fixed rate of 3.293%, based upon the 0.693% fixed rate plus an effective applicable margin of 2.60%.
The fair value of this cash flow interest rate swap was a $67 million and $84 million asset as of January 28, 2024 and January 29, 2023, respectively, which is included within other assets in the Balance Sheet. The cash flows related to settlement of the interest rate swap are classified in the consolidated statements of cash flows based on the nature of the underlying hedged items. Fair value is based upon the present value of future cash flows under the terms of the contract and observable market inputs (level 2). Significant inputs used in determining fair value include forward-looking one-month Term SOFR rates and the discount rate applied to projected cash flows.

	Fiscal Years Ended
Accumulated Other Comprehensive Income	January 28, 2024	January 29, 2023	January 30, 2022
Beginning of period balance	$70	$26	$—
Measurement adjustment gain for interest rate swap	21	66	28
Reclassification of (income) expense to interest expense	(42)	(13)	3
Tax benefit (expense) on interest rate swap adjustments
Measurement adjustment gain for interest rate swap	(4)	(11)	(4)
Reclassification of (income) expense to interest expense	8	2	(1)
Tax impact of exchange of Partnership Interests	(5)	—	—
End of period balance	$48	$70	$26
As of January 28, 2024, the Company estimates $35 million of the cash flow interest rate swap gains will be reclassified from accumulated other comprehensive income into earnings over the next 12 months.

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
The provision for income taxes consisted of the following:

	Fiscal Years Ended
	January 28, 2024	January 29, 2023	January 30, 2022
Current:
Federal	$98	$110	$55
State	28	25	13
	126	135	68
Deferred:
Federal	2	(5)	(14)
State	—	(2)	(3)
	2	(7)	(17)
Total	$128	$128	$51
The reconciliations of the provision for income taxes at the federal corporate statutory rate of 21% to the tax provision for fiscal 2023, fiscal 2022 and fiscal 2021 are as follows:

	Fiscal Years Ended
	January 28, 2024	January 29, 2023	January 30, 2022
Income taxes at federal statutory rate	21.0%	21.0%	21.0%
State income taxes	3.5	3.2	3.8
Partnership income not subject to U.S. tax	(5.0)	(6.3)	(8.5)
Corporate subsidiary tax	(0.3)	0.1	1.3
Permanent differences	0.4	0.3	1.1
Other	(0.2)	(0.2)	(0.2)
Total provision	19.4%	18.1%	18.5%
The variations between the Company’s estimated effective tax rate and the U.S. and state statutory rates are primarily due to the portion of the Company’s earnings attributable to non-controlling interests following the Reorganization Transactions partially offset by certain permanent book-tax differences.

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities were as follows:

	January 28, 2024	January 29, 2023
Deferred Tax Assets:
Basis difference in partnership investments of Core & Main, Inc.	$489	$—
Imputed interest on Tax Receivable Agreements	48	7
Intangibles	5	—

Deferred Tax Liabilities:
Intangibles	—	(1)
Basis difference in partnership investments of Core & Main Buyer, Inc.	(48)	(15)
The Company’s operations have resulted in income, and as such, the Company maintains no valuation allowance against its deferred tax assets.
Core & Main, Inc. Partnership Investment
Prior to the Reorganization Transactions, the Blocker Companies were holding corporations for indirect investments in Holdings. The Blocker Companies had no operations but did receive distributions from Holdings associated with their tax obligations from allocations of Holdings taxable income. As such, the Blocker Companies’ financial statements reflected a deferred tax liability associated with the difference between their financial reporting investment and tax basis in Holdings. In connection with the Blocker Mergers, Core & Main assumed the balance sheets of the Blocker Companies. The assumed deferred tax liability was adjusted to reflect the IPO, the IPO Overallotment Option Exercise and subsequent book-tax differences. Subsequent exchanges of Partnership Interests by Continuing Limited Partners created additional tax basis that may reduce taxable income in the future. This resulted in the recognition of deferred tax assets that have been partially offset by incremental recognition of the deferred tax liability assumed from the Blocker Companies. As of January 28, 2024 and January 29, 2023, the Company had a $491 million and $26 million, respectively, in deferred tax asset associated with the difference between Core & Main’s financial reporting basis and the tax basis of Core & Main’s investment in Holdings.
Buyer Deferred Tax Liability
The Company completed the acquisitions of all the outstanding shares of certain acquired companies through Core & Main Buyer, Inc. (“Buyer”), a wholly-owned subsidiary of the Company. Buyer subsequently contributed these acquired companies to Core & Main LP. As part of the opening balance sheet, Buyer recorded deferred tax liabilities of $8 million during fiscal 2023 related to the difference between Buyer’s financial reporting basis and tax basis of Buyer’s investment in Core & Main LP. The taxable income that is allocated to Buyer, for its contribution of these acquired companies to Core & Main LP, is subject to corporate federal and state income tax in substantially all fifty states. As of January 28, 2024 and January 29, 2023, this deferred tax liability was $50 million and $41 million, respectively.
Tax Receivable Agreements and Reorganization Transactions
In connection with the Reorganization Transactions and the IPO, Core & Main entered into the Former Limited Partners Tax Receivable Agreement and the Continuing Limited Partners Tax Receivable Agreement. Core & Main expects to generate additional tax attributes, associated with future exchanges of Partnership Interests by Continuing Limited Partners, that will reduce amounts that it would otherwise pay in the future to various tax authorities. The Tax Receivable Agreements provide for the payment to either the Former Limited Partners or Continuing Limited Partners, or their permitted transferees, of 85% of the tax benefits realized by the Company, or in some circumstances are deemed to be realized.
The Company recorded payables to related parties pursuant to the Tax Receivable Agreements of $717 million and $185 million as of January 28, 2024 and January 29, 2023, respectively. Payments under the Tax Receivable Agreements within the next 12 months are expected to be $11 million, which is included within other current liabilities in the Balance Sheet.

The actual amount and timing of any potential additional payments under the Tax Receivable Agreements will vary depending upon a number of factors, including the timing of exchanges by the holders of Partnership Interests, the amount of gain recognized by such holders of Partnership Interests, the amount and timing of the taxable income the Company generates in the future and the federal tax rates then applicable. Assuming (i) that the Continuing Limited Partners exchanged all of their remaining Partnership Interests at $40.55 per share of our Class A common stock (the closing stock price on January 26, 2024), (ii) no material changes in relevant tax law, (iii) a constant corporate tax rate of 25.1%, which represents a pro forma tax rate that includes a provision for U.S. federal income taxes and assumes the highest statutory rate apportioned to each state and local jurisdiction and (iv) that the Company earns sufficient taxable income in each year to realize on a current basis all tax benefits that are subject to the Continuing Limited Partners Tax Receivable Agreement, the Company would recognize a deferred tax asset (subject to offset with existing deferred tax liabilities) of approximately $108 million and a Continuing Limited Partners Tax Receivable Agreement liability of approximately $92 million, payable to the Continuing Limited Partners over the life of the Continuing Limited Partners Tax Receivable Agreement. The full exchange by the Continuing Limited Partners will also decrease Core & Main's aforementioned deferred tax asset associated with its investment in Holdings by $4 million, as Core & Main recognizes the deferred tax consequences associated with the non-controlling Partnership Interests being exchanged. These amounts are estimates only and are subject to change.
Uncertain tax positions
Total gross unrecognized tax benefits as of January 28, 2024 and January 29, 2023, as well as activity within each of the years, were not material.
8)    LEASES
The Company occupies certain facilities and operates certain equipment and vehicles under operating leases that expire at various dates through the year 2037.
The table below presents lease costs associated with facility, equipment and vehicle operating leases:

		Fiscal Years Ended
Lease Cost	Classification	January 28, 2024	January 29, 2023	January 30, 2022
Operating Lease Cost	Selling, general, and administrative expense	$80	$69	$58
Future aggregate rental payments under non-cancelable operating leases as of January 28, 2024 are as follows:

January 28, 2024
Fiscal 2024	$65
Fiscal 2025	53
Fiscal 2026	40
Fiscal 2027	29
Fiscal 2028	15
Thereafter	16
Total minimum lease payments	218
Less: present value discount	(25)
Present value of lease liabilities	$193
To calculate the present value of the operating lease liabilities, the Company determined its incremental borrowing rate by considering market and company specific factors, including interest rates for borrowings secured by collateral and adjusted for the remaining term of the leased facility, machinery, or vehicle categories. The table below presents the weighted average remaining lease term (years) and the weighted average discount rate of the Company’s operating leases:

Operating Lease Term and Discount Rate	January 28, 2024	January 29, 2023
Weighted average remaining lease term (years)	4.0	3.0
Weighted average discount rate	5.3%	4.5%

The table below presents cash and non-cash impacts associated with leases:

	Fiscal Years Ended
	January 28, 2024	January 29, 2023	January 30, 2022
Operating cash flow payments for operating lease liabilities	$54	$50	$44
Operating cash flow payments for non-lease components	26	19	14

Right-of-use assets obtained in exchange for new operating lease liabilities	$65	$68	$47
The non-cash impact related to ROU assets obtained in exchange for new operating lease liabilities in the table above excludes the impact from acquisitions. ROU assets acquired as part of the acquisitions are presented in Note 4.
9)    COMMITMENTS AND CONTINGENCIES
Purchase Obligations
As of January 28, 2024, the Company had agreements in place with various suppliers to purchase goods and services, primarily inventory, in the aggregate amount of $1,033 million. These purchase obligations are generally cancellable, but the Company does not currently intend to cancel. Payment is dependent on lead times from our suppliers, and could be extended due to supply chain disruptions. Payments are generally expected to be made during fiscal 2024 for these obligations.
Encumbered Assets
As of January 28, 2024, substantially all of the Company’s assets were pledged as collateral for the Company’s credit facilities.
Legal Matters
The Company is involved in various legal proceedings arising in the normal course of its business. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that it determines to be both probable and reasonably estimable. As of January 28, 2024 and January 29, 2023, these established reserves for litigation were not material. In the opinion of management, based on current knowledge, all probable and reasonably estimable matters are believed to be adequately reserved for or covered by insurance and are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. For all other matters, management believes the possibility of losses from such matters is not probable, the potential loss from such matters is not reasonably estimable, or such matters are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if resolved unfavorably.
Self-Insurance
The Company has high deductible insurance programs for most losses related to general liability, product liability, automobile liability and workers’ compensation, and is self-insured for medical claims, while maintaining per employee stop loss coverage, and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability in the accompanying Balance Sheets. The Company’s self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. At January 28, 2024 and January 29, 2023, the Company’s self-insurance liabilities totaled $28 million and $27 million, respectively.
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

10)    SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Receivables
Receivables consisted of the following:

	January 28, 2024	January 29, 2023
Trade receivables, net of allowance for credit losses	$888	$851
Supplier rebate receivables	85	104
Receivables, net of allowance for credit losses	$973	$955
Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	January 28, 2024	January 29, 2023
Land	$38	$24
Buildings and improvements	80	56
Transportation equipment	41	33
Furniture, fixtures and equipment	98	77
Capitalized software	23	19
Construction in progress	5	3
Property, plant and equipment	285	212
Less accumulated depreciation and amortization	(134)	(107)
Property, plant and equipment, net	$151	$105
Depreciation expense is classified within cost of sales and depreciation and amortization within the Statement of Operations. Depreciation expense related to property, plant and equipment, including capitalized software, was as follows:

	Fiscal Years Ended
	January 28, 2024	January 29, 2023	January 30, 2022
Depreciation expense	$27	$23	$22
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following:

	January 28, 2024	January 29, 2023
Accrued bonuses and commissions	$82	$100
Other compensation and benefits	24	23
Accrued compensation and benefits	$106	$123

11)    NON-CONTROLLING INTERESTS
Core & Main is the general partner of Holdings and operates and controls all of the business and affairs of Holdings and, through Holdings and its subsidiaries, conducts the Company’s business. Accordingly, Core & Main consolidates the consolidated financial statements of Holdings and attributes a portion of net income and equity of Holdings to non-controlling interests related to the vested Partnership Interests held by the Continuing Limited Partners. Income or loss is attributed to the non-controlling interests based on the weighted average percentage of Partnership Interests held by Continuing Limited Partners, excluding unvested Partnership Interests held by Management Feeder, relative to all Partnership Interests of Holdings during the period following the Reorganization Transactions. Holdings equity is attributed to non-controlling interests based on the Partnership Interests held by Continuing Limited Partners, excluding unvested Partnership Interests held by Management Feeder, relative to all Partnership Interests as of the balance sheet date. The non-controlling interests’ ownership percentage may fluctuate over time as the Continuing Limited Partners exchange Partnership Interests, together with the retirement of a corresponding number of shares of Class B common stock, for shares of Class A common stock and as Partnership Interests held by Management Feeder vest. The following table summarizes the ownership of Partnership Interests of Holdings (excluding unvested Partnership Interests held by Management Feeder):

	Partnership Interests			Ownership Percentage
	Core & Main	Continuing Limited Partners	Total	Core & Main	Continuing Limited Partners	Total
Balances at January 30, 2022	167,522,403	75,344,408	242,866,811	69.0%	31.0%	100.0%
Issuance of Partnership Interests	110,644	—	110,644	—%	—%	—
Exchange of Partnership Interests	5,132,134	(5,133,763)	(1,629)	2.1%	(2.1)%	—
Forfeiture of Partnership Interests	(20)	—	(20)	—%	—%	—
Vesting of Partnership Interests	—	2,260,828	2,260,828	(0.7)%	0.7%	—
Balances at January 29, 2023	172,765,161	72,471,473	245,236,634	70.4%	29.6%	100.0%
Retirement of Partnership Interests	(28,131,551)	(16,868,449)	(45,000,000)	1.8%	(1.8)%	—
Issuance of Partnership Interests	346,977	—	346,977	0.1%	(0.1)%	—
Exchange of Partnership Interests	46,683,021	(46,731,040)	(48,019)	23.2%	(23.2)%	—
Vesting of Partnership Interests	—	371,292	371,292	(0.1)%	0.1%	—
Balances at January 28, 2024	191,663,608	9,243,276	200,906,884	95.4%	4.6%	100.0%

12)    BASIC AND DILUTED EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per share for fiscal year ended January 28, 2024, January 29, 2023 and from July 23, 2021 to January 30, 2022, the period following the Reorganization Transactions.
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

	Fiscal Year Ended January 28, 2024	Fiscal Year Ended January 29, 2023	July 23, 2021 through January 30, 2022
Basic earnings per share:
Net income	$531	$581	$151
Net income attributable to non-controlling interests	160	215	61
Net income available to Class A common stock	371	366	90
Weighted average shares outstanding	172,839,836	169,482,199	159,188,391
Net income per share	$2.15	$2.16	$0.57
Diluted earnings per share:
Net income available to common shareholders - basic	$371	$366	$90
Increase to net income attributable to dilutive instruments	118	159	44
Net income available to common shareholders - diluted	489	525	134
Weighted average shares outstanding - basic	172,839,836	169,482,199	159,188,391
Incremental shares of common stock attributable to dilutive instruments	54,978,241	76,734,805	85,263,287
Weighted average shares outstanding - diluted	227,818,077	246,217,004	244,451,678
Net income per share - diluted	$2.15	$2.13	$0.55
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
Treatment of Core & Main Holdings, LP Equity Incentive Plan in Reorganization Transactions
In connection with the Reorganization Transactions, Holdings was recapitalized and its common units and profits units were converted to a single class of Partnership Interests. Partnership Interests in the recapitalized Holdings, which correspond to prior profits units of Holdings, which were held by Management Feeder (which relate to profits units in Management Feeder held by the Company’s employees and directors), remain subject to the same time-based vesting requirements that existed prior to the Reorganization Transactions. As part of the recapitalization of Holdings, the quantity of Partnership Interests issued in the recapitalization contemplated the settlement of the historical benchmark prices and the public offering price of Class A common stock in the IPO.

In addition, in connection with the Reorganization Transactions, unit appreciation rights of Holdings were converted to stock appreciation rights denominated in shares of Class A common stock with adjustments to the number of awards and benchmark prices.
Partnership Interests
A summary of the Partnership Interests is presented below (shares in thousands):

	Number of Shares	Weighted Average Benchmark Price
Outstanding as of January 29, 2023	10,619	$—
Exchanged	(1,950)	—
Outstanding as of January 28, 2024	8,669	$—

	Number of Shares	Weighted Average Benchmark Price
Unvested as of January 29, 2023	759	$—
Vested	(372)	—
Unvested as of January 28, 2024	387	$—
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
Stock Appreciation Rights
A summary of the stock appreciation rights is presented below (shares in thousands):

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of January 29, 2023	556	$4.65
Exchanged	(224)	3.71
Outstanding as of January 28, 2024	332	$5.28	$12

Exercisable as of January 28, 2024	226	$4.01	$8

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
Omnibus Incentive Plan
In July 2021, in connection with the IPO, Core & Main’s sole stockholder approved and Core & Main’s board of directors adopted the 2021 Omnibus Equity Incentive Plan (the “Omnibus Incentive Plan”). Under the Omnibus Incentive Plan, 12,600 thousand shares of Class A common stock, plus 634 thousand shares of Class A common stock in respect of stock appreciation rights that were converted from unit appreciation rights of Holdings outstanding prior to the IPO, are reserved for the awards granted and available for future issuances.
Restricted Stock Units
A summary of the restricted stock units granted under the Omnibus Incentive Plan is presented below (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding and Unvested as of January 29, 2023	249	$21.84
Granted	223	23.88
Distributed	(108)	21.89
Forfeited	(5)	21.18
Outstanding and Unvested as of January 28, 2024	359	$23.10
The restricted stock units generally vest over a three-year period. The estimated fair value of the restricted stock units when granted was amortized over the vesting period. The grant date fair value of RSUs was determined based on the price of the Company’s Class A common stock on the grant date.

Stock Options
A summary of the stock options granted under the Omnibus Incentive Plan is presented below (shares in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 29, 2023	776	$20.81
Granted	970	22.11
Exercised	(14)	20.81
Forfeitures	(12)	21.25
Outstanding as of January 28, 2024	1,720	$21.54	8.7	$33

Exercisable as of January 28, 2024	256	$20.83	8.1	$5
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

	January 28, 2024	January 29, 2023
Risk-free interest rate	3.87%	1.85%
Dividend yield	2.0%	—%
Expected volatility factor	40%	40%
Expected life in years	6.0	6.0
Weighted-average fair value	$8.06	$8.55
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
Employee Stock Purchase Plan
In July 2021, Core & Main’s sole stockholder approved and Core & Main’s board of directors adopted the Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, 2,500 thousand shares of Class A common stock are reserved and available for future purchase. For fiscal 2023, 108 thousand shares of Class A common shares were purchased under the ESPP at a weighted-average price of $33.28 per share, resulting in cash proceeds of approximately $3 million. For fiscal 2022, 92 thousand shares of Class A common shares were purchased under the ESPP at a weighted-average price of $18.35 per share, resulting in cash proceeds of approximately $1 million.
Compensation Expense
The Company evaluated the conversions of the profits units and unit appreciation rights as part of the Reorganization Transactions and concluded that each represented an accounting modification of the original awards. As such, the Company is required to recognize the incremental fair value immediately after each modification compared with immediately before as additional compensation expense. Incremental compensation expense for awards that were vested as of the Reorganization Transactions were recognized immediately and expense for unvested awards will be recognized over the remaining service period. The Company recognized compensation expense of $10 million, $11 million and $25 million during fiscal 2023, fiscal 2022 and fiscal 2021, respectively. As of January 28, 2024, the unrecognized share based compensation was $13 million which is expected to be recognized over a weighted average period of 0.9 years.

Employee Benefit Plans
The Company offers a comprehensive Health & Welfare Benefits Program (the “Program”) which allows employees who satisfy certain eligibility requirements to choose among different levels and types of coverage. The Program provides employees healthcare coverage in which the employer and employee share costs. In addition, the Program offers employees the opportunity to participate in various voluntary coverages, including flexible spending accounts and health savings accounts. The Company maintains a 401(k) defined contribution plan that is qualified under Sections 401(a) and 501(a) of the Internal Revenue Code. Employees of the Company who satisfy the plan’s eligibility requirements may elect to contribute a portion of their compensation to the plan on a pre-tax basis. The Company may match a percentage of the employees’ contributions to the plan based on eligible compensation deferred. Matching contributions are generally made shortly after the end of each pay period. The Company recorded expenses of $12 million, $11 million and $9 million related to matching contributions during fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
14)    RELATED PARTIES
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
Exchange Agreement
In connection with the Reorganization Transactions, Core & Main entered into the Exchange Agreement as further described in Note 2. Pursuant to the Exchange Agreement, the Continuing Limited Partners (or their permitted transferees) will have the right, subject to the terms of the Exchange Agreement, to exchange their Partnership Interests, together with the retirement of a corresponding number of shares of Class B common stock, for shares of Class A common stock generally on a one-for-one basis or for cash in limited circumstances as specified in the Exchange Agreement. Holders of Partnership Interests will not have the right to exchange Partnership Interests if Core & Main determines that such exchange would be prohibited by law or regulation or would violate other agreements with Core & Main or its subsidiaries to which the holder of Partnership Interests may be subject. Core & Main may also refuse to honor any request to effect an exchange if it determines such exchange would pose a material risk that Holdings would be treated as a “publicly traded partnership” for U.S. federal income tax purposes. Notwithstanding the foregoing, the Continuing Limited Partners are generally permitted to exchange Partnership Interests, subject to the terms of the Exchange Agreement.
The Exchange Agreement also provides that, in connection with any such exchange, to the extent that Holdings has, since consummation of the Reorganization Transactions and the IPO, made distributions to the applicable Continuing Limited Partner that are proportionately lesser or greater than the distributions made to Core & Main, on a pro rata basis, the number of shares of Class A common stock to be issued or cash to be paid to such Continuing Limited Partner will be adjusted to take into account the amount of such discrepancy that is allocable to the Partnership Interests, and Class B common stock, subject to such exchange. As of January 28, 2024, the Company had a shareholder receivables of $10 million recorded within additional paid in capital related to distributions in excess of shareholders’ pro rata share. Core & Main expects to cause Holdings to make distributions to its partners in such a manner as generally to limit increases to the number of shares of Class A common stock to be issued or cash to be paid to exchanging Continuing Limited Partners in connection with the adjustment described in the preceding sentence.

15)    SUBSEQUENT EVENTS
On February 9, 2024, Core & Main LP entered into a new $750 million incremental seven-year term loan (the “2031 Senior Term Loan”), which matures on February 9, 2031. The 2031 Senior Term Loan requires quarterly principal payments, payable on the last business day of each fiscal quarter in an amount equal to approximately 0.25% of the original principal amount of the 2031 Senior Term Loan. The remaining balance is payable upon final maturity of the 2031 Senior Term Loan on February 9, 2031. The 2031 Senior Term Loan bears interest at a rate equal to (i) Term SOFR plus, in each case, an applicable margin of 2.25% or (ii) an alternate base rate plus an applicable margin of 1.25%. The 2031 Senior Term Loan is subject to a Term SOFR “floor” of 0.00%.
On February 9, 2024, Core & Main LP amended the terms of the credit agreement governing the Senior ABL Credit Facility (as amended, the “New Senior ABL Credit Facility”) in order to, among other things, extend the maturity of the Senior ABL Credit Facility from July 27, 2026 to February 9, 2029 and amend the credit agreement governing the New Senior ABL Credit Facility to the extent necessary or appropriate to reflect the extension of the amended maturity.
On February 12, 2024, Core & Main LP entered into an instrument pursuant to which it will make payments to a third party based upon a fixed interest rate of 3.913% and receive payments based upon the one-month Term SOFR rate. The interest rate swap has a starting notional amount of $750 million that increases to $1,500 million on July 27, 2026 through the instrument maturity on July 27, 2028. The instrument is intended to reduce the Company’s exposure to variable interest rates under the 2031 Senior Term Loan.
Subsequent to January 28, 2024, the Company acquired all of the outstanding shares of Dana Kepner Company LLC and associated entities. (“Dana Kepner”) and acquired certain assets and assumed certain liabilities of Eastern Supply Inc. and a related entity (“Eastern Supply”) in transactions with an aggregate transaction value of $548 million, subject to working capital adjustments (the “Fiscal 2024 Acquisitions”). Dana Kepner has twenty-one locations and is a distributor of water, wastewater, storm drainage, and geotextile products, along with specialty tools and accessories. Eastern Supply has two branches and is a distributor of a broad range of storm drainage products, with custom fabrication capabilities. Given the recent closure of the Fiscal 2024 acquisitions, the preliminary purchase price allocation is not available as of the issuance date, however is expected to primarily be ascribed to customer relationships, working capital, and fixed assets with the residual balance going to goodwill.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports under the Exchange Act that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that, as of January 28, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As of January 28, 2024, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on management’s assessment utilizing these criteria, our management concluded that our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting, as of January 28, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included in Part II, Item 8: “Financial Statements and Supplementary Data.” of this Annual Report on Form 10-K.
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

Item 9B. Other Information
Item 408(a) of Regulation S-K requires the Company to disclose whether any of its directors or officers have adopted or terminated (i) any trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); and/or (ii) any written trading arrangement that meets the requirements of a “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K. During the quarter ended January 28, 2024, the following activity occurred requiring disclosure under Item 408(a) of Regulation S-K.
Mark G. Whittenburg, General Counsel and Secretary, adopted a new trading arrangement on December 19, 2023 providing for the sale of up to 100,000 aggregate shares of the Company’s Class A common stock between March 19, 2024 and September 19, 2024.
John W. Stephens, Vice President, Corporate Controller, adopted a new trading arrangement on December 19, 2023 providing for the sale of up to 30,000 aggregate shares of the Company’s Class A common stock between March 19, 2024 and September 19, 2024.
Mark R. Witkowski, Chief Financial Officer, adopted a new trading arrangement on December 20, 2023 providing for the sale of up to 100,000 aggregate shares of the Company’s Class A common stock between April 8, 2024 and October 8, 2024.
Each of the above trading arrangements is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s Policy on Trading in Securities.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information with respect to this Item will be set forth in the definitive proxy statement for our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”), which will be filed with the SEC no later than 120 days after January 28, 2024 and is incorporated herein by reference.
Item 11. Executive Compensation
Certain information with respect to this Item will be set forth in our 2024 Proxy Statement, which will be filed with the SEC no later than 120 days after January 28, 2024 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information with respect to this Item will be set forth in our 2024 Proxy Statement, which will be filed with the SEC no later than 120 days after January 28, 2024 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Party Transactions, and Director Independence
Certain information with respect to this Item will be set forth in our 2024 Proxy Statement, which will be filed with the SEC no later than 120 days after January 28, 2024 and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Certain information with respect to this Item will be set forth in our 2024 Proxy Statement, which will be filed with the SEC no later than 120 days after January 28, 2024 and is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements
Our consolidated financial statements are included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
2. Financial Statement Schedules
None. Schedules not included have been omitted because they are not applicable or not material or the required information is shown in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
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

10.1.9
Second Amendment to the Credit Agreement, dated as of February 26, 2023, by and among Core & Main LP, the several banks and financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1.9 to Core & Main's Annual Report on Form 10-K for the fiscal year ended January 29, 2023 (File No. 001-40650)).

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

10.6*
Second Amendment to the Exchange Agreement, dated as of December 7, 2023, by and among Core & Main, Inc., Core & Main Holdings, LP, CD&R Waterworks Holdings, LLC and Core & Main Management Feeder, LLC.

10.7
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

10.10
Form of Indemnification Agreement entered into between Core & Main, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.8 to Core & Main’s Registration Statement on Form S-1, filed on July 6, 2021 (File No. 333-256382)).

10.11
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

10.16†
Amended and Restated Core & Main Holdings, LP Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Core & Main’s Registration Statement on Form S-1, filed on July 6, 2021 (File No. 333-256382)).

10.17†	Form of Executive Common Unit and Profits Unit Agreement (incorporated by reference to Exhibit 10.15 to Core & Main’s Registration Statement on Form S-1, filed on July 6, 2021 (File No. 333-256382)).

10.18†	Form of Core & Main, Inc. Board Compensation Letter (incorporated by reference to Exhibit 10.16 to Core & Main’s Registration Statement on Form S-1, filed on July 6, 2021 (File No. 333-256382)).

10.19†	Core & Main, Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Core & Main’s Registration Statement on Form S-8, filed on July 23, 2021 (File No. 333-258128)).

10.20†	Core & Main, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Core & Main’s Registration Statement on Form S-8, filed on July 23, 2021 (File No. 333-258128)).

10.21
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

10.23†	Form of Employee RSU Agreement (incorporated by reference to Exhibit 10.1 to Core & Main’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2022 (File No. 001-40650)).

10.24†	Form of Employee Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Core & Main’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2022 (File No. 001-40650)).

10.25†	Form of Director RSU Agreement (incorporated by reference to Exhibit 10.1 to Core & Main’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2022 (File No. 001-40650)).

10.26†	Form of Employee RSU Agreement (incorporated by reference to Exhibit 10.2 to Core & Main’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2022 (File No. 001-40650)).

10.27†	Form of Employee Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Core & Main’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2022 (File No. 001-40650)).

10.28*	Amendment No. 2 and Waiver to the Second Amended and Restated Agreement of Limited Partnership of Core & Main Holdings, LP.

10.29
Purchase and Redemption Agreement, dated as of November 9, 2023, by and among Core & Main, Inc., Core & Main Holdings, LP, CD&R Fund X Advisor Waterworks B, L.P., CD&R Fund X Waterworks B1, L.P., CD&R Fund X-A Waterworks B, L.P. and CD&R Waterworks Holdings, LLC (incorporated by reference to Exhibit 10.1 to Core & Main’s Current Report on Form 8-K, filed on November 9, 2023).

10.30*
Purchase and Redemption Agreement, dated as of December 5, 2023, by and among Core & Main, Inc., Core & Main Holdings, LP, CD&R Fund X Advisor Waterworks B, L.P., CD&R Fund X Waterworks B1, L.P., CD&R Fund X-A Waterworks B, L.P. and CD&R Waterworks Holdings, LLC.

10.31*
Amendment No. 1 to the Purchase and Redemption Agreement and Purchase and Redemption Agreement, dated as of December 6, 2023, by and among Core & Main, Inc., Core & Main Holdings, LP, CD&R Fund X Advisor Waterworks B, L.P., CD&R Fund X Waterworks B1, L.P., CD&R Fund X-A Waterworks B, L.P. and CD&R Waterworks Holdings, LLC.

10.32*
Purchase and Redemption Agreement, dated as of January 5, 2024, by and among Core & Main, Inc., Core & Main Holdings, LP, CD&R Fund X Advisor Waterworks B, L.P., CD&R Fund X Waterworks B1, L.P., CD&R Fund X-A Waterworks B, L.P. and CD&R Waterworks Holdings, LLC.

10.33*
Purchase and Redemption Agreement, dated as of January 21, 2024, by and among Core & Main, Inc., Core & Main Holdings, LP, CD&R Fund X Advisor Waterworks B, L.P., CD&R Fund X Waterworks B1, L.P., CD&R Fund X-A Waterworks B, L.P. and CD&R Waterworks Holdings, LLC.

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

32.1**	Certification by Stephen O. LeClair, Core & Main’s Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by Mark R. Witkowski, Core & Main’s Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Dodd-Frank Clawback Policy, dated as of December 1, 2023

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).*

*    Filed herewith.
**    Furnished herewith.

†	Identifies each management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 19, 2024	CORE & MAIN, INC.
	By:	/s/ Stephen O. LeClair
Name: Stephen O. LeClair
Title: Chief Executive Officer and Chair of the Board
(Principal Executive Officer)

	By:	/s/ Mark R. Witkowski
Name: Mark R. Witkowski
Title: Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ John W. Stephens
Name: John W. Stephens
Title: Vice President, Corporate Controller
(Principal Accounting Officer)

	By:	/s/ Bhavani Amirthalingam
Name: Bhavani Amirthalingam
Title: Director

	By:	/s/ Robert M. Buck
Name: Robert M. Buck
Title: Director

	By:	/s/ James G. Castellano
Name: James G. Castellano
Title: Director

	By:	/s/ Dennis G. Gipson
Name: Dennis G. Gipson
Title: Director

	By:	/s/ Orvin T. Kimbrough
Name: Orvin T. Kimbrough
Title: Director

	By:	/s/ Kathleen M. Mazzarella
Name: Kathleen M. Mazzarella
Title: Director

	By:	/s/ Margaret M. Newman
Name: Margaret M. Newman
Title: Director