Form 10-Q
period 2024-04-28
Core & Main, Inc.
filed 2024-06-04
CIK 1856525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 31, 2024, there were 192,918,657 shares of the registrant’s Class A common stock, par value $0.01 per share, and 8,540,566 shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding.

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
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be outside our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition, cash flows and the development of the market in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed under the captions “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2024 (the “2023 Annual Report on Form 10-K”) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Furthermore, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:
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
•interruptions in the proper functioning of the Company’s and our third-party service providers’ information technology systems, including from cybersecurity threats;
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
•our ability to sustain an active, liquid trading market for our Class A common stock; and
•risks related to other factors discussed under “Risk Factors” in our 2023 Annual Report on Form 10-K.
You should read this Quarterly Report on Form 10-Q and our 2023 Annual Report on Form 10-K completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, and changes in future operating results over time or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CORE & MAIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Amounts in millions (except share and per share data), unaudited

	April 28, 2024	January 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$30	$1
Receivables, net of allowance for credit losses of $13 and $12, respectively	1,200	973
Inventories	945	766
Prepaid expenses and other current assets	48	33
Total current assets	2,223	1,773
Property, plant and equipment, net	160	151
Operating lease right-of-use assets	206	192
Intangible assets, net	971	784
Goodwill	1,845	1,561
Deferred income taxes	546	542
Other assets	90	66
Total assets	$6,041	$5,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$23	$15
Accounts payable	777	504
Accrued compensation and benefits	68	106
Current operating lease liabilities	61	55
Other current liabilities	109	94
Total current liabilities	1,038	774
Long-term debt	2,401	1,863
Non-current operating lease liabilities	145	138
Deferred income taxes	92	48
Tax receivable agreement liabilities	697	706
Other liabilities	24	16
Total liabilities	4,397	3,545
Commitments and contingencies
Class A common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 192,634,317 and 191,663,608 shares issued and outstanding as of April 28, 2024 and January 28, 2024, respectively	2	2
Class B common stock, par value $0.01 per share, 500,000,000 shares authorized, 8,813,532 and 9,630,186 shares issued and outstanding as of April 28, 2024 and January 28, 2024, respectively	—	—
Additional paid-in capital	1,221	1,214
Retained earnings	284	189
Accumulated other comprehensive income	63	46
Total stockholders’ equity attributable to Core & Main, Inc.	1,570	1,451
Non-controlling interests	74	73
Total stockholders’ equity	1,644	1,524
Total liabilities and stockholders’ equity	$6,041	$5,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in millions (except share and per share data), unaudited

	Three Months Ended
	April 28, 2024	April 30, 2023

Net sales	$1,741	$1,574
Cost of sales	1,273	1,135
Gross profit	468	439
Operating expenses:
Selling, general and administrative	257	223
Depreciation and amortization	43	35
Total operating expenses	300	258
Operating income	168	181
Interest expense	34	17
Income before provision for income taxes	134	164
Provision for income taxes	33	31
Net income	101	133
Less: net income attributable to non-controlling interests	6	47
Net income attributable to Core & Main, Inc.	$95	$86

Earnings per share
Basic	$0.49	$0.50
Diluted	$0.49	$0.50
Number of shares used in computing EPS
Basic	192,194,061	171,597,317
Diluted	202,615,824	243,716,764
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Amounts in millions, unaudited

	Three Months Ended
	April 28, 2024	April 30, 2023

Net income	$101	$133
Net interest rate swap gain (loss), net of tax (expense) benefit of $(6) and $1, respectively	18	(8)
Total comprehensive income	119	125
Less: comprehensive income attributable to non-controlling interests	7	44
Total comprehensive income attributable to Core & Main, Inc.	$112	$81
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Amounts in millions (except share data), unaudited

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total Stockholders’ Equity
Balances at January 28, 2024	191,663,608	$2	9,630,186	$—	$1,214	$189	$46	$73	$1,524
Net income	—	—	—	—	—	95	—	6	101
Equity-based compensation	—	—	—	—	3	—	—	—	3
Net interest rate swap gain, net of tax	—	—	—	—	—	—	17	1	18
Distributions to non-controlling interest holders	—	—	—	—	(2)	—	—	(2)	(4)
Exchange of Partnership Interests and Class B Shares for Class A Shares	812,612	—	(816,654)	—	4	—	—	(4)	—
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	13	—	—	—	13
Establishment of Tax Receivable Agreement liabilities	—	—	—	—	(10)	—	—	—	(10)
Tax withholdings under equity-based compensation plans	—	—	—	—	(2)	—	—	—	(2)
Share issuances under equity-based compensation plans, net of tax withholdings	158,097	—	—	—	1	—	—	—	1
Balances at April 28, 2024	192,634,317	$2	8,813,532	$—	$1,221	$284	$63	$74	$1,644

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total Stockholders’ Equity
Balances at January 29, 2023	172,765,161	$2	73,229,675	$1	$1,241	$458	$45	$663	$2,410
Net income	—	—	—	—	—	86	—	47	133
Equity-based compensation	—	—	—	—	1	—	—	1	2
Net interest rate swap loss, net of tax	—	—	—	—	—	—	(5)	(3)	(8)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(17)	(17)
Repurchase and Retirement of Class A and Class B shares and corresponding Partnership Interest	(9,377,183)	—	(5,622,817)	—	(83)	(141)	—	(108)	(332)
Exchange of Partnership Interests and Class B Shares for Class A Shares	2,325,080	—	(2,325,080)	—	18	—	1	(19)	—
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	18	—	—	—	18
Establishment of Tax Receivable Agreement liabilities	—	—	—	—	(14)	—	—	—	(14)
Activity under equity-based compensation plans, net of tax withholdings	93,460	—	—	—	—	—	—	—	—
Balances at April 30, 2023	165,806,518	$2	65,281,778	$1	$1,181	$403	$41	$564	$2,192
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in millions, unaudited

	Three Months Ended
	April 28, 2024	April 30, 2023
Cash Flows From Operating Activities:
Net income	$101	$133
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	46	37
Equity-based compensation expense	3	2
Deferred income tax expense	2	—
Other	2	—
Changes in assets and liabilities:
(Increase) decrease in receivables	(170)	(135)
(Increase) decrease in inventories	(104)	35
(Increase) decrease in other assets	(17)	(4)
Increase (decrease) in accounts payable	244	98
Increase (decrease) in accrued liabilities	(29)	(46)
Net cash provided by operating activities	78	120
Cash Flows From Investing Activities:
Capital expenditures	(7)	(10)
Acquisitions of businesses, net of cash acquired	(564)	(64)
Other	(3)	—
Net cash used in investing activities	(574)	(74)
Cash Flows From Financing Activities:
Repurchase and retirement of partnership interests	—	(332)
Distributions to non-controlling interest holders	(4)	(10)
Payments pursuant to Tax Receivable Agreements	(11)	(5)
Borrowings on asset-based revolving credit facility	585	130
Repayments on asset-based revolving credit facility	(774)	—
Issuance of long-term debt	750	—
Repayments of long-term debt	(6)	(4)
Debt issuance costs	(12)	—
Other	(3)	(1)
Net cash provided by (used in) financing activities	525	(222)
Increase (decrease) in cash and cash equivalents	29	(176)
Cash and cash equivalents at the beginning of the period	1	177
Cash and cash equivalents at the end of the period	$30	$1

Cash paid for interest (excluding effects of interest rate swap)	$34	$28
Cash paid for taxes	47	27
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in millions, except as noted, unaudited
1)    BASIS OF PRESENTATION & DESCRIPTION OF BUSINESS
Business and Organization
Core & Main, Inc. (“Core & Main” and collectively with its subsidiaries, the “Company”) is a leader in advancing reliable infrastructure with local service, nationwide. As a leading specialized distributor with a focus on water, wastewater, storm drainage and fire protection products and related services, the Company provides solutions to municipalities, private water companies and professional contractors across municipal, non-residential and residential end markets, nationwide. The Company’s specialty products and services are used in the maintenance, repair, replacement, and construction of water and fire protection infrastructure. The Company reaches customers through a nationwide network of approximately 350 branches across 49 states. The Company’s products include pipes, valves, fittings, storm drainage products, fire protection products, meter products and other products. The Company has complemented its core products through additional offerings, including smart meter systems, fusible high-density polyethylene (“fusible HDPE”) piping solutions, specifically engineered treatment plant products and geosynthetics and erosion control products. The Company’s services and capabilities allow for integration with customers and form part of their sourcing and procurement function. All of the Company’s long-lived assets are located within the United States (“U.S.”).
Core & Main is a holding company that indirectly owns Core & Main LP through its ownership interest in Core & Main Holdings, LP (“Holdings”). Core & Main’s primary material assets are its direct and indirect ownership interest in Holdings and deferred tax assets associated with such ownership.
Secondary Offerings and Repurchase Transactions
During the fiscal year ended January 28, 2024 (“fiscal 2023”), secondary public offerings of Class A common stock were completed by certain selling stockholders (the “Selling Stockholders”) affiliated with Clayton, Dubilier & Rice, LLC (“CD&R”). As part of the secondary public offerings the Selling Stockholders sold to the public (i) existing shares of our Class A common stock and (ii) shares of Class A common stock received in exchange for an equal number of Partnership Interests, together with the retirement of a corresponding number of shares of our Class B common stock. Below is a summary of the secondary public offerings completed during fiscal 2023 (the “Secondary Offerings”).

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

(1) Includes shares of Class A common stock purchased by the underwriter, pursuant to the exercise in full of the option granted in connection with the secondary public offering.

The Company did not receive any of the proceeds from the Secondary Offerings. The Company paid the costs associated with the sale of shares by the Selling Stockholders in the Secondary Offerings, other than underwriting discounts and commissions.
Concurrently with the completion of the Secondary Offerings completed during fiscal 2023, (i) the Company repurchased from the Selling Stockholders shares of our Class A common stock, and Holdings redeemed from the Company a corresponding number of Partnership Interests, and (ii) Holdings redeemed from one of the Selling Stockholders Partnership Interests; with the Company repurchasing a corresponding number of shares of our Class B common stock from such Selling Stockholder for no additional consideration. Below is a summary of the repurchase transactions completed during fiscal 2023 (the “Repurchase Transactions”).

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
Shareholder Ownership
The shareholder ownership as of April 28, 2024 includes the following:
•the shareholders of Core & Main, excluding Core & Main Management Feeder, LLC (“Management Feeder”), collectively held 192,633,594 shares of Class A common stock;
•Core & Main, directly or indirectly through our wholly-owned subsidiary, held 192,634,317 Partnership Interests; and
•Management Feeder held 723 shares of Class A common stock, 8,813,532 Partnership Interests and 8,813,532 shares of Class B common stock.
Following the completion of the Secondary Offerings and the Repurchase Transactions during fiscal 2023 investors affiliated with CD&R no longer own shares of Core & Main.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements present the results of operations, financial position and cash flows of Core & Main and its subsidiaries, which includes the consolidated financial statements of Holdings and its consolidated subsidiary, Core & Main LP, as the legal entity that conducts the operations of the Company. All intercompany balances and transactions have been eliminated in consolidation. The Company records non-controlling interests related to Partnership Interests held by Management Feeder in Holdings.
In management’s opinion, the unaudited condensed consolidated financial information for the interim periods presented include all normal recurring adjustments necessary for a fair statement of the Company's results of operations, financial position and cash flows, which include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim unaudited condensed consolidated financial statements may not be the same as those for the full year. The January 28, 2024 condensed consolidated Balance Sheet was derived from audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the fiscal year ended January 28, 2024 included in our 2023 Annual Report on Form 10-K.
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. Each of the three months ended April 28, 2024 and three months ended April 30, 2023 included 13 weeks. The current fiscal year ending February 2, 2025 (“fiscal 2024”) will include 53 weeks.
Estimates
Management has made a number of estimates and assumptions relating to the reporting of certain assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses in preparing the elements of these financial statements in conformity with U.S. GAAP. Actual results could differ from these estimates.

Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 to the audited consolidated financial statements in our 2023 Annual Report on Form 10-K. There have been no significant changes to these policies which have had a material impact on the Company’s interim unaudited condensed consolidated financial statements and related notes during the three months ended April 28, 2024.
2)    RECENT ACCOUNTING PRONOUNCEMENTS
Segment Reporting - In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The new guidance expands reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosure of (i) significant segment expenses that are regularly provided to the segment’s chief operating decision maker (“CODM”) and included within the segment measure of profit or loss, (ii) an amount and description of its composition for other segment items to reconcile to segment profit or loss, and (iii) the title and position of the Company’s CODM. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the segment disclosure impact of the amended guidance; however, ASU 2023-07 is not expected to have a material impact on its consolidated financial statements.
Income Tax Disclosures - In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). The new guidance requires, on an annual basis, disclosure of specific categories in the rate reconciliation and disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the income tax disclosure impact of the amended guidance; however, ASU 2023-09 is not expected to have a material impact on its consolidated financial statements.
3)    REVENUE
Disaggregation of Revenue
The following table represents net sales disaggregated by product category:

	Three Months Ended
Product Category	April 28, 2024	April 30, 2023
Pipes, valves & fittings products	$1,169	$1,074
Storm drainage products	253	215
Fire protection products	167	169
Meter products	152	116
Total net sales	$1,741	$1,574

4)    ACQUISITIONS
The Company made various acquisitions during the three months ended April 28, 2024 (the “Fiscal 2024 Acquisitions”) and the three months ended April 30, 2023 (the "Fiscal 2023 Acquisitions") with an aggregate transaction value of $585 million and $72 million, subject to working capital adjustments, respectively. These transactions were funded with cash and borrowings under the Senior Term Loan Credit Facility (as defined in Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Fiscal 2024 Acquisitions
•On April 1, 2024, the Company acquired all of the outstanding shares of NW Geosynthetics Inc. (“ACF West”). ACF West has six locations and is a distributor of geosynthetic materials and provider of soil stabilization solutions.
•On March 7, 2024, the Company acquired all of the membership interests of DKC Group Holdings, LLC, and associated entities (collectively, “Dana Kepner”). Dana Kepner has twenty-one locations and is a distributor of water, wastewater, storm drainage, and geotextile products, along with specialty tools and accessories.
•On February 12, 2024, the Company acquired certain assets and assumed certain liabilities of Eastern Supply Inc. and a related entity (collectively, “Eastern Supply”). Eastern Supply has two locations and is a distributor of a broad range of storm drainage products, with custom fabrication capabilities.
Fiscal 2023 Acquisitions
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
The following table represents the preliminary allocation of the transaction price to the fair value of identifiable assets acquired and liabilities assumed in the Fiscal 2024 Acquisitions and final allocation of the transaction price to the fair value of identifiable assets acquired and liabilities assumed in the Fiscal 2023 Acquisitions. The allocations are preliminary for items including review of working capital balances and the completion of intangible asset valuations.

	Fiscal 2024 Acquisitions(1)	Fiscal 2023 Acquisitions
Cash	$31	$—
Receivables	61	10
Inventories	77	17
Intangible assets	219	33
Goodwill	284	2
Property, plant and equipment	11	14
Operating lease right-of-use assets	11	—
Other assets, current and non-current	1	3
Total assets acquired	695	79
Accounts payable	29	4
Deferred income taxes	47	—
Operating lease liabilities, current and non-current	11	—
Deferred consideration	8	5
Other liabilities, current and non-current	5	3
Net assets acquired	$595	$67
(1) Amounts include the preliminary purchase price allocation of Dana Kepner net assets of $264 million to goodwill, $184 million to intangible assets, $93 million to net working capital, $29 million to cash and $8 million to fixed assets. Additionally, includes a deferred income tax liability of $41 million for the Dana Kepner acquisition.

The net outflow of cash in respect of the purchase of businesses is as follows:

	Fiscal 2024 Acquisitions	Fiscal 2023 Acquisitions
Net assets acquired	$595	$67
Less: Working capital adjustment	—	(3)
Less: Cash acquired in acquisition	(31)	—
Total consideration, net of cash; investing cash outflow	$564	$64
In the above transactions, to the extent applicable, the excess of purchase price over net tangible and intangible assets acquired resulted in goodwill, which represents the assembled workforce and anticipated long-term growth in new markets, customers and products. Goodwill of $191 million and $2 million associated with the Fiscal 2024 Acquisitions and Fiscal 2023 Acquisitions, respectively, are fully deductible by the Company for U.S. income tax purposes.
Intangible Assets
For the Fiscal 2024 Acquisitions and Fiscal 2023 Acquisitions discussed above, the intangible assets acquired consist of customer relationships and trademarks.
The customer relationship intangible assets represent the value associated with those customer relationships in place at the date of each transaction included in the Fiscal 2024 Acquisitions and Fiscal 2023 Acquisitions. The Company valued the customer relationships using an excess earnings method including various inputs such as customer attrition rate, revenue growth rate, gross margin percentage and discount rate. Cash flows associated with the existing relationships are expected to diminish over time due to customer turnover. The Company reflected this expected diminishing cash flow through the utilization of an annual customer attrition rate assumption and in its method of amortization.
The trademark intangible asset represents the value associated with the brand names in place at the date of the applicable closing.
A summary of the intangible asset acquired and assumptions utilized in the valuation for the Fiscal 2024 Acquisitions and Fiscal 2023 Acquisitions is as follows:

	Intangible Asset Amount	Weighted Average Amortization Period	Weighted Average Discount Rate	Weighted Average Attrition Rate
Customer Relationships
Fiscal 2024 Acquisitions (1)	$216	10 years	13.3%	12.5%
Fiscal 2023 Acquisitions	33	10 years	17.2%	14.4%

Trademark
Fiscal 2024 Acquisitions	$3	5 years	13.0%	N/A
(1) Customer relationships acquired and assumptions utilized in the valuation for the Dana Kepner acquisition were as follows: $181 million customer relationship intangible asset, 10 years amortization period, 13.0% discount rate and 12.5% attrition rate.
Pro Forma Financial Information
The following pro forma information presents a summary of the results of operations for the periods indicated as if the Dana Kepner acquisition had been completed as of January 30, 2023. The pro forma financial information is based on the historical financial information for the Company and Dana Kepner, along with certain pro forma adjustments. These pro forma adjustments consist primarily of:
•increased amortization and depreciation expense related to the intangible assets and fixed assets acquired, respectively, in the Dana Kepner acquisition;
•increased interest expense to reflect the borrowings under the Senior Term Loan Credit Facility including the interest and amortization of deferred financing costs;
•reclassification of direct acquisition transaction costs, retention bonuses and inventory fair value adjustments from the period incurred to periods these expenses would have been recognized given the assumed transaction date identified above; and
•the related income tax effects of the aforementioned adjustments to the provision for income taxes for Core & Main.

The following pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations as they would have been had the Dana Kepner acquisition occurred on the assumed date, nor is it necessarily an indication of future operating results. In addition, the pro forma information does not reflect the cost of any integration activities, benefits from any synergies that may be derived from the Dana Kepner acquisition or revenue growth that may be anticipated.

	Three Months Ended
	April 28, 2024	April 30, 2023
Net sales	$1,770	$1,648
Net income	102	128
As a result of integration of the Dana Kepner acquisition with existing operations of the Company it is impracticable to identify the discrete financial performance associated with the Dana Kepner acquisition. As such, the Company has not presented the post-acquisition net sales and net income for the Dana Kepner acquisition.
5)    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The carrying amount of the Company’s goodwill included in its Balance Sheets is as follows:

	April 28, 2024	January 28, 2024
Gross Goodwill	$1,845	$1,561
Accumulated Impairment	—	—
Net Goodwill	$1,845	$1,561
The changes in the carrying amount of goodwill are as follows:

Three Months Ended
April 28, 2024
Beginning Balance	$1,561
Goodwill acquired during the year	284
Ending balance	$1,845
Goodwill acquired during the three months ended April 28, 2024 was related to the Fiscal 2024 Acquisitions, as further described in Note 4.
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
Intangible Assets
The Company’s intangible assets included in its Balance Sheets consist of the following:

	April 28, 2024			January 28, 2024
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Customer relationships	$1,712	$753	$959	$1,496	$718	$778
Other intangible assets	16	4	12	10	4	6
Total	$1,728	$757	$971	$1,506	$722	$784
Amortization expense related to intangible assets was as follows:

	Three Months Ended
	April 28, 2024	April 30, 2023
Amortization expense	$35	$29

The estimated aggregate amortization expense on intangible assets owned by the Company for the remainder of fiscal 2024 and the next four full fiscal years is expected to be as follows:

Fiscal 2024	$112
Fiscal 2025	140
Fiscal 2026	130
Fiscal 2027	121
Fiscal 2028	112
6)    DEBT
Debt consisted of the following:

	April 28, 2024		January 28, 2024
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
Senior Term Loan due July 2028	$15	$—	$15	$—
Senior Term Loan due February 2031	8	—	—	—
	23	—	15	—
Long-term debt:
Senior ABL Credit Facility due February 2029	241	—	430	—
Senior Term Loan due July 2028	1,444	14	1,448	15
Senior Term Loan due February 2031	741	11	—	—
	2,426	25	1,878	15
Total	$2,449	$25	$1,893	$15
The Company’s debt obligations as of April 28, 2024 include the following debt agreements:
Senior Term Loan Credit Facility
On July 27, 2021, Core & Main LP entered into a Senior Term Loan Credit Facility under which it can incur tranches of indebtedness. Concurrently, Core & Main LP entered into a $1,500 million senior term loan, which matures on July 27, 2028 (the “2028 Senior Term Loan”). The 2028 Senior Term Loan requires quarterly principal payments, payable on the last business day of each fiscal quarter in an amount equal to approximately 0.25% of the original principal amount of the 2028 Senior Term Loan. The remaining balance is payable upon final maturity of the 2028 Senior Term Loan on July 27, 2028. The 2028 Senior Term Loan bears interest at a rate equal to (i) term secured overnight financing rate (“Term SOFR”) plus, in each case, an effective applicable margin of 2.60% or (ii) the base rate, which will be the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) the overnight federal funds rate plus 0.50% per annum and (z) one-month Term SOFR (adjusted for maximum reserves) plus 1.00% per annum, plus, in each case, an applicable margin of 1.50%. The 2028 Senior Term Loan is subject to a Term SOFR “floor” of 0.00%. The weighted average interest rate, excluding the effect of the interest rate swap, of Core & Main LP’s outstanding borrowings under the 2028 Senior Term Loan as of April 28, 2024 was 7.97%. See further discussion of the interest rate swap below. Based on quotes from financial institutions (i.e., level 2 of the fair value hierarchy), the fair value of the 2028 Senior Term Loan was $1,461 million as of April 28, 2024.
On February 9, 2024, Core & Main LP entered into an additional $750 million senior term loan, which matures on February 9, 2031 (the “2031 Senior Term Loan” and, together with the 2028 Senior Term Loan, the “Senior Term Loan Credit Facility”). The 2031 Senior Term Loan requires quarterly principal payments, payable on the last business day of each fiscal quarter in an amount equal to approximately 0.25% of the original principal amount of the 2031 Senior Term Loan. The remaining balance is payable upon final maturity of the 2031 Senior Term Loan on February 9, 2031. The 2031 Senior Term Loan bears interest at a rate equal to (i) Term SOFR plus, in each case, an applicable margin of 2.25% or (ii) an alternate base rate plus an applicable margin of 1.25%. The 2031 Senior Term Loan is subject to a Term SOFR “floor” of 0.00%. The weighted average interest rate, excluding the effect of the interest rate swap, of Core & Main LP’s outstanding borrowings under the 2031 Senior Term Loan as of April 28, 2024 was 7.56%. See further discussion of the interest rate swap below. Based on quotes from financial institutions (i.e., level 2 of the fair value hierarchy), the fair value of the 2031 Senior Term Loan was $749 million as of April 28, 2024.

Asset-Based Credit Facility
On February 9, 2024, Core & Main LP amended the terms of the credit agreement governing its senior asset-based revolving credit facility (as amended, the “Senior ABL Credit Facility”) in order to, among other things, extend the maturity from July 27, 2026 to February 9, 2029 and amend the credit agreement governing the Senior ABL Credit Facility to the extent necessary or appropriate to reflect the extension of the amended maturity. The Senior ABL Credit Facility has a borrowing capacity of up to $1,250 million, subject to borrowing base availability. Borrowings under the Senior ABL Credit Facility bear interest at either a Term SOFR rate plus an applicable margin ranging from 1.25% to 1.75%, or an alternate base rate plus an applicable margin ranging from 0.25% to 0.75%, depending on the borrowing capacity under the Senior ABL Credit Facility. Additionally, Core & Main LP pays a fee of 0.25% on unfunded commitments under the Senior ABL Credit Facility. As of April 28, 2024 and January 28, 2024 there were $241 million and $430 million amounts outstanding, respectively, under the Senior ABL Credit Facility with a weighted average interest rate of 6.62% as of April 28, 2024.
The aforementioned debt agreements include customary affirmative and negative covenants, which include, among other things, restrictions on Core & Main LP’s ability to make distributions, pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. The Senior Term Loan Credit Facility may require accelerated repayment based upon cash flows generated in excess of operating and investing requirements when the Consolidated Secured Leverage Ratio (as defined in the agreement governing the Senior Term Loan Credit Facility) is greater than or equal to 3.25. In addition, the Senior ABL Credit Facility requires Core & Main LP to comply with a consolidated fixed charge coverage ratio of greater than or equal to 1.00 when availability under the Senior ABL Credit Facility is less than 10.0% of the lesser of (i) the then applicable borrowing base or (ii) the then aggregate effective commitments. The Company was in compliance with all debt covenants as of April 28, 2024.
Substantially all of Core & Main LP’s assets are pledged as collateral for the Senior Term Loan Credit Facility and the Senior ABL Credit Facility.
The aggregate amount of debt payments for the remainder of fiscal 2024 and the next four full fiscal years are as follows:

Fiscal 2024	$17
Fiscal 2025	23
Fiscal 2026	23
Fiscal 2027	23
Fiscal 2028	1,410
Interest Rate Swaps
Core & Main LP entered into an instrument in which it makes payments to a third party based upon a fixed interest rate of 0.693% and receives payments based upon the one-month Term SOFR rate. The interest rate swap has a notional amount of $900 million as of April 28, 2024. The notional amount decreases to $800 million on July 27, 2024 and $700 million on July 27, 2025 through the instrument maturity on July 27, 2026. This instrument is intended to reduce the Company's exposure to variable interest rates under the Senior Term Loan Credit Facility. As of April 28, 2024, this instrument resulted in an effective fixed rate of 3.293%, based upon the 0.693% fixed rate plus an effective applicable margin of 2.60%.
On February 12, 2024, Core & Main LP entered into an additional instrument pursuant to which it will make payments to a third party based upon a fixed interest rate of 3.913% and receive payments based upon the one-month Term SOFR rate. The interest rate swap has a starting notional amount of $750 million that increases to $1,500 million on July 27, 2026 through the instrument maturity on July 27, 2028. The instrument is intended to reduce the Company’s exposure to variable interest rates under the Senior Term Loan Credit Facility. As of April 28, 2024, this instrument resulted in an effective fixed rate of 6.163%, based upon the 3.913% fixed rate plus an effective applicable margin of 2.25%.
The aggregate fair value of these cash flow interest rate swaps was a $91 million and $67 million asset as of April 28, 2024 and January 28, 2024, respectively, which is included within other assets in the Balance Sheet.

	Three Months Ended
Accumulated Other Comprehensive Income	April 28, 2024	April 30, 2023
Beginning of period balance	$48	$70
Measurement adjustment gain for interest rate swap	37	1
Reclassification of (income) to interest expense	(13)	(10)
Tax (expense) benefit on interest rate swap adjustments
Measurement adjustment gain for interest rate swap	(9)	—
Reclassification of (income) to interest expense	3	1
End of period balance	$66	$62
The cash flows related to settlement of the interest rate swaps are classified in the consolidated statements of cash flows based on the nature of the underlying hedged items. Fair value is based upon the present value of future cash flows under the terms of the contract and observable market inputs (level 2). Significant inputs used in determining fair value include forward-looking one-month Term SOFR rates and the discount rate applied to projected cash flows.
As of April 28, 2024, the Company estimates $47 million of the cash flow interest rate swap gains will be reclassified from accumulated other comprehensive income into earnings over the next 12 months.
7)    INCOME TAXES
For the three months ended April 28, 2024 and April 30, 2023, the Company's effective tax rate was 24.6% and 18.9%, respectively. The variation between the Company's estimated effective tax rate and the U.S. and state statutory rates for the three months ended April 30, 2023 is primarily due to the portion of the Company's earnings attributable to non-controlling interests. The rate for the three months ended April 28, 2024 increased due to a substantial decrease in the non-controlling interest ownership that increased the allocation of net income to taxable entities.
Tax Receivable Agreements
The Company is party to a tax receivable agreement with certain stockholders affiliated with CD&R that transferred all of their Partnership Interests at the time of the initial public offering (the “Former Limited Partners Tax Receivable Agreement”) and a tax receivable agreement with certain stockholders affiliated with CD&R and Management Feeder that continued to own Partnership Interests beyond the time of the initial public offering (the “Continuing Limited Partners Tax Receivable Agreement”) (collectively, the “Tax Receivable Agreements”). The Company has generated tax attributes, and expects to generate additional tax attributes with future exchanges of Partnership Interests, that will reduce amounts that it would otherwise pay in the future to various tax authorities. The Tax Receivable Agreements provide payments to the parties subject to the Tax Receivable Agreements, or their permitted transferees, of 85% of the tax benefits realized by the Company, or in some circumstances are deemed to be realized.
The Company recorded payables to related parties pursuant to the Tax Receivable Agreements of $716 million and $717 million as of April 28, 2024 and January 28, 2024, respectively. Payments under the Tax Receivable Agreements within the next 12 months are expected to be $19 million, which is included within other current liabilities in the Balance Sheet.
The actual amount and timing of any payments under the Tax Receivable Agreements will vary depending upon a number of factors, including the timing of exchanges by the holders of Partnership Interests, the amount of gain recognized by such holders of Partnership Interests, the amount and timing of the taxable income the Company generates in the future and the federal tax rates then applicable. Assuming (i) that Management Feeder exchanged all of its remaining Partnership Interests at $57.32 per share of our Class A common stock (the closing stock price on April 26, 2024), (ii) no material changes in relevant tax law, (iii) a constant corporate tax rate of 25.1%, which represents a pro forma tax rate that includes a provision for U.S. federal income taxes and assumes the highest statutory rate apportioned to each state and local jurisdiction and (iv) that the Company earns sufficient taxable income in each year to realize on a current basis all tax benefits, the Company would recognize an additional deferred tax asset (subject to offset with existing deferred tax liabilities) of approximately $147 million and a liability of approximately $125 million, payable over the life of the Continuing Limited Partners Tax Receivable Agreement. The full exchange will also decrease Core & Main's aforementioned deferred tax asset associated with its investment in Holdings by $6 million. The foregoing amounts are estimates and subject to change.

8)    SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Receivables
Receivables consisted of the following:

	April 28, 2024	January 28, 2024
Trade receivables, net of allowance for credit losses	$1,125	$888
Supplier rebate receivables	75	85
Receivables, net of allowance for credit losses	$1,200	$973
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following:

	April 28, 2024	January 28, 2024
Accrued bonuses and commissions	$40	$82
Other compensation and benefits	28	24
Accrued compensation and benefits	$68	$106
Leases
The table below presents cash and non-cash impacts associated with leases:

	Three Months Ended
	April 28, 2024	April 30, 2023
Operating cash flow payments for operating lease liabilities	$15	$13
Operating cash flow payments for non-lease components	8	6

Right-of-use assets obtained in exchange for new operating lease liabilities	$18	$16
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
Depreciation Expense
Depreciation expense is classified within cost of sales and depreciation and amortization within the Statement of Operations. Depreciation expense related to property, plant and equipment, including capitalized software, was as follows:

	Three Months Ended
	April 28, 2024	April 30, 2023
Depreciation expense	$8	$6

9)    NON-CONTROLLING INTERESTS
Core & Main is the general partner of Holdings and operates and controls all of the business and affairs of Holdings and, through Holdings and its subsidiaries, conducts the Company's business. Accordingly, Core & Main consolidates the consolidated financial statements of Holdings and attributes a portion of net income and equity of Holdings to non-controlling interests related to the vested Partnership Interests not held by the Company. Income or loss is attributed to the non-controlling interests based on the weighted average percentage of Partnership Interests held by Management Feeder, excluding unvested Partnership Interests held, relative to all Partnership Interests of Holdings during the period. Holdings equity is attributed to non-controlling interests based on the Partnership Interests not held by the Company, excluding unvested Partnership Interests, relative to all Partnership Interests as of the balance sheet date. The non-controlling interests’ ownership percentage may fluctuate over time as Partnership Interests are exchanged, together with the retirement of a corresponding number of shares of Class B common stock, for shares of Class A common stock and Partnership Interests held by Management Feeder vest. The following table summarizes the ownership of Partnership Interests of Holdings (excluding unvested Partnership Interests held by Management Feeder):

	Partnership Interests			Ownership Percentage
	Core & Main	Management Feeder	Total	Core & Main	Management Feeder	Total
Balances as of January 28, 2024	191,663,608	9,243,276	200,906,884	95.4%	4.6%	100.0%
Issuance of Partnership Interests	158,097	—	158,097	—	—	—
Exchange of Partnership Interests	812,612	(816,654)	(4,042)	0.4	(0.4)	—
Vesting of Partnership Interests	—	123,294	123,294	—	—	—
Balances as of April 28, 2024	192,634,317	8,549,916	201,184,233	95.8%	4.2%	100.0%

10)    BASIC AND DILUTED EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per share for the three months ended April 28, 2024 and April 30, 2023.
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

	Three Months Ended
Basic earnings per share:	April 28, 2024	April 30, 2023
Net income	$101	$133
Net income attributable to non-controlling interests	6	47
Net income available to Class A common stock	95	86
Weighted average shares outstanding	192,194,061	171,597,317
Net income per share	$0.49	$0.50
Diluted earnings per share:
Net income available to common shareholders - basic	$95	$86
Increase to net income attributable to dilutive instruments	5	35
Net income available to common shareholders - diluted	100	121
Weighted average shares outstanding - basic	192,194,061	171,597,317
Incremental shares of common stock attributable to dilutive instruments	10,421,763	72,119,447
Weighted average shares outstanding - diluted	202,615,824	243,716,764
Net income per share - diluted	$0.49	$0.50
11)    RELATED PARTIES
The Company has entered into the Tax Receivable Agreements and the Exchange Agreement, dated as of July 22, 2021 (as amended, the “Exchange Agreement”) with related parties, that are discussed in Note 14 to the audited consolidated financial statements in our 2023 Annual Report on Form 10-K. There have been no significant changes to these related party agreements.
12)    SUBSEQUENT EVENTS
Management has evaluated events or transactions that may have occurred that would merit recognition or disclosure in the condensed consolidated financial statements.
On May 21, 2024, Core & Main LP amended the terms of the 2028 Senior Term Loan in order to reduce the effective applicable margin on a Term SOFR borrowing under the 2028 Senior Term Loan from 2.60% to 2.00%. The 2028 Senior Term Loan principal balance did not change, still matures on July 27, 2028, requires quarterly principal payments equal to approximately 0.25% of the original principal amount, and remains subject to a Term SOFR “floor” of 0.00%.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto of Core & Main, Inc. for the fiscal year ended January 28, 2024 included in our 2023 Annual Report on Form 10-K. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed below and elsewhere in this Quarterly Report on Form 10-Q for a number of important factors, particularly those described under the caption “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in Part I, Item 1A of the 2023 Annual Report on Form 10-K.
Overview
Core & Main is a leader in advancing reliable infrastructure with local service, nationwide. As a leading specialized distributor with a focus on water, wastewater, storm drainage and fire protection products, and related services, we provide solutions to municipalities, private water companies and professional contractors across municipal, non-residential and residential end markets, nationwide. Our specialty products and services are used primarily in the maintenance, repair, replacement and new construction of water, wastewater, storm drainage and fire protection infrastructure. We reach customers through a nationwide network of approximately 350 branches across 49 states. Our products include pipes, valves, fittings, storm drainage products, fire protection products, meter products and other products. We complement our core products through additional offerings, including smart meter systems, fusible high-density polyethylene (“fusible HDPE “) piping solutions, specifically engineered treatment plant products, geosynthetics and erosion control products. Our services and capabilities allow for integration with customers and form part of their sourcing and procurement function.
Basis of Presentation
The Company is a holding company and its primary material assets are its direct and indirect ownership interest in Core & Main Holdings, LP, a Delaware limited partnership (“Holdings”) and deferred tax assets associated with this ownership. Holdings has no operations and no material assets of its own other than its indirect ownership interest in Core & Main LP, a Florida limited partnership, the legal entity that conducts the operations of Core & Main. The condensed consolidated financial information of Core & Main, within this Quarterly Report on Form 10-Q, includes the consolidated financial information of Holdings and its subsidiaries. The limited partner interests of Holdings (“Partnership Interests”) not held by Core & Main are reflected as non-controlling interests in the condensed consolidated financial statements.
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. Each of the three months ended April 28, 2024 and three months ended April 30, 2023 included 13 weeks. The current fiscal year ending February 2, 2025 (“fiscal 2024”) will include 53 weeks.
Significant Events During the Three Months Ended April 28, 2024
On February 9, 2024, Core & Main LP amended the terms of the Senior ABL Credit Facility (as defined in Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) in order to extend the maturity from July 27, 2026 to February 9, 2029.
On February 9, 2024, Core & Main LP entered into a $750 million senior term loan, which matures on February 9, 2031 (the “2031 Senior Term Loan”). Proceeds of the 2031 Senior Term Loan were used or may be used in the future to, among other things, (a) repay total outstanding borrowings under the Senior ABL Credit Facility, (b) invest in organic growth and productivity initiatives, mergers and acquisitions, share repurchases or other initiatives aligned with Core & Main’s capital allocation strategy and (c) pay related fees, premiums and expenses.
On February 12, 2024, Core & Main LP entered into an interest rate swap that has a starting notional amount of $750 million that increases to $1,500 million on July 27, 2026 through the instrument maturity on July 27, 2028. The instrument is intended to reduce the Company’s exposure to variable interest rates under the senior term loan facilities.
Refer to Note 6 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of the amendment to the Senior ABL Credit Facility, the 2031 Senior Term Loan and the interest rate swap.

Key Factors Affecting Our Business
End-Markets and General Economic Conditions
Historically, demand for our products has been closely tied to municipal infrastructure spending, non-residential construction and residential construction in the U.S. We estimate that, based on net sales for the fiscal year ended January 28, 2024 (“fiscal 2023”), our exposure by end market was approximately 42% municipal, 38% non-residential and 20% residential. Infrastructure spending and the non-residential and residential construction markets are subject to cyclical market pressures. Municipal demand has been relatively steady over the long term due to the consistent and immediate need to replace broken infrastructure; however, activity levels are subject to the availability of funding for municipal projects. Non-residential and residential construction activities are primarily driven by availability of credit, interest rates, general economic conditions, consumer confidence and other factors that are beyond our control. The length and magnitude of these cycles have varied over time and by market. Cyclicality can also have an impact on the products we procure for our customers or our related services, as further discussed under “—Price Fluctuations” below. Interest rate increases in the fiscal year ended January 29, 2023 (“fiscal 2022”) and fiscal 2023 slowed home buying and new lot development, which was a contributing factor to a decline in the residential end market compared with the prior year. Future changes in interest rates or deviations from expectations of declining rates may contribute to an increase or further decline in residential and non-residential end market volume, respectively.
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
The costs to procure the products we sell are historically volatile and subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor and material costs, competition, market speculation, government regulation, weather events, trade policies and periodic delays in the delivery of our products. If we are able to pass through price increases to our customers, our net sales will increase; conversely, during periods of deflation, our customer pricing may decrease to remain competitive, resulting in decreased net sales. During fiscal 2022 and the fiscal year ended January 29, 2022 (“fiscal 2021”), we experienced supply chain disruption that contributed to significant price inflation and product surcharges with respect to certain products we sell. The supply chain disruption was due to several factors, including, but not limited to, unpredictable lead times and delays from our suppliers, labor availability, global logistics and the availability of raw materials. In fiscal 2023, we saw improvements in the supply chain and more predictable lead times for certain products, but for other products the supply chain remained constrained. This led to price stability in fiscal 2023 compared to the price inflation we experienced during fiscal 2022 and fiscal 2021. Additional supply chain disruptions may result in increases in product costs which we may not be able to pass on to our customers, loss of sales due to lack of product availability or potential customer claims from the inability to provide products in accordance with contractual terms. Greater product availability from supply chain improvements may lead to increased competition that may result in price and volume declines. We continue to proactively monitor our supply chain and the resulting price impacts.

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
Interest Rates
Certain of our indebtedness, including borrowings under the Senior Term Loan Credit Facility (as defined in Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) and the Senior ABL Credit Facility are subject to variable rates of interest and expose us to interest rate risk. The Senior Term Loan Credit Facility and the Senior ABL Credit Facility each bear interest based on term secured overnight financing rate (“Term SOFR”). If interest rates increase, our debt service obligations on our variable-rate indebtedness will increase and our net income would decrease, even though the amount borrowed under the facilities remains the same. As of April 28, 2024, we had $2,449 million of outstanding variable-rate debt. We seek to mitigate our exposure to interest rate volatility through the entry into interest rate swap instruments, such as our interest rate swap, associated with borrowings under the Senior Term Loan Credit Facility, which effectively converts $900 million of our variable rate debt to fixed rate debt, with notional amount decreases to $800 million on July 27, 2024, and $700 million on July 27, 2025 through the instrument maturity on July 27, 2026. On February 12, 2024, Core & Main LP entered into an additional interest rate swap, associated with borrowings under the Senior Term Loan Credit Facility, that has a starting notional amount of $750 million that increases to $1,500 million on July 27, 2026 through the instrument maturity on July 27, 2028, which effectively converts our variable rate debt to fixed rate debt. Despite these efforts, unfavorable movement in interest rates may further result in higher interest expense and cash payments.
Acquisitions
In addition to our organic growth strategy, we opportunistically pursue strategic asset and business acquisitions to grow our business. Below is a summary of the acquisitions that closed during the three months ended April 28, 2024 (the “Fiscal 2024 Acquisitions”) and the three months ended April 30, 2023 (the "Fiscal 2023 Acquisitions") with an aggregate transaction value of $585 million and $72 million, subject to working capital adjustments, respectively.

	Product Lines	Closing Date
Fiscal 2024
NW Geosynthetics Inc. (“ACF West”)	Storm Drainage	April 2024
DKC Group Holdings, LLC (“Dana Kepner”)	Pipes, Values & Fittings; Storm Drainage; Meter products	March 2024
Eastern Supply Inc. (“Eastern Supply”)	Storm Drainage	February 2024

Fiscal 2023
Midwest Pipe Supply Inc. (“Midwest Pipe”)	Pipes, Valves & Fittings; Storm Drainage	April 2023
UPSCO, Inc. (“UPSCO”)	Pipes, Valves & Fittings; Meter products	April 2023
Landscape & Construction Supplies LLC (“LCS”)	Storm Drainage	March 2023
As we integrate these and other acquisitions into our existing operations, we may not be able to identify the specific financial statement impacts associated with these acquisitions. There can be no assurance that the anticipated benefits of the acquisitions will be realized on the timeline we expect, or at all.

Key Business Metrics
Net Sales
We generate net sales primarily from the sale of water, wastewater, storm drainage and fire protection products and the provision of related services to approximately 60,000 customers, as of January 28, 2024, including municipalities, private water companies and professional contractors. We recognize sales, net of sales tax, customer incentives, returns and discounts. Net sales fluctuate as a result of changes in product costs as we seek to reflect these changes in our customer pricing in a timely manner. This will increase net sales if we are able to pass along price increases and decrease net sales if we are required to reduce our customer prices as a result of competitive dynamics.
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

Results of Operations
Three Months Ended April 28, 2024 Compared with Three Months Ended April 30, 2023
Amounts in millions (except per share data)

	Three Months Ended
	April 28, 2024	April 30, 2023

Net sales	$1,741	$1,574
Cost of sales	1,273	1,135
Gross profit	468	439
Operating expenses:
Selling, general and administrative	257	223
Depreciation and amortization	43	35
Total operating expenses	300	258
Operating income	168	181
Interest expense	34	17
Income before provision for income taxes	134	164
Provision for income taxes	33	31
Net income	101	133
Less: net income attributable to non-controlling interests	6	47
Net income attributable to Core & Main, Inc.	$95	$86
Earnings per share:
Basic	$0.49	$0.50
Diluted	$0.49	$0.50
Non-GAAP Financial Data:
Adjusted EBITDA	$217	$220
Net Sales
Net sales for the three months ended April 28, 2024 increased $167 million, or 10.6%, to $1,741 million compared with $1,574 million for the three months ended April 30, 2023. The increase in net sales was primarily attributable to an increase from acquisitions and slight improvements in our end-markets. The net sales for pipes, valves & fittings and storm drainage increased due to acquisitions and slight improvements in our end-markets. Net sales for fire protection products declined due to lower selling prices partially offset by acquisitions. Net sales of meter products benefited from higher volumes due to an increasing adoption of smart meter technology by municipalities, increased product availability, acquisitions and higher selling prices.

	Three Months Ended
	April 28, 2024	April 30, 2023	Percentage Change

Pipes, valves & fittings products	$1,169	$1,074	8.8%
Storm drainage products	253	215	17.7%
Fire protection products	167	169	(1.2)%
Meter products	152	116	31.0%
Total net sales	$1,741	$1,574

Gross Profit
Gross profit for the three months ended April 28, 2024 increased $29 million, or 6.6%, to $468 million compared with $439 million for the three months ended April 30, 2023. Gross profit increased due to increased net sales partially offset by a decrease in gross profit as a percentage of net sales. Gross profit as a percentage of net sales for the three months ended April 28, 2024 was 26.9% compared with 27.9% for the three months ended April 30, 2023. The overall decrease in gross profit as a percentage of net sales was primarily attributable to larger prior year benefits from strategic inventory investments during an inflationary environment partially offset by execution of our gross margin initiatives and accretive acquisitions.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses for the three months ended April 28, 2024 increased $34 million, or 15.2%, to $257 million compared with $223 million during the three months ended April 30, 2023. The increase was primarily attributable to an increase of $22 million in personnel expenses along with higher facility and other distribution costs related to acquisitions and inflation. SG&A expenses as a percentage of net sales were 14.8% for the three months ended April 28, 2024 compared with 14.2% for the three months ended April 30, 2023. The increase was primarily attributable to investments in growth, inflationary cost impacts and acquisitions.
Depreciation and Amortization (“D&A”) Expense
D&A expense was $43 million for the three months ended April 28, 2024 compared with $35 million for the three months ended April 30, 2023. D&A expense increased due to recent acquisitions.
Operating Income
Operating income for the three months ended April 28, 2024 decreased $13 million, or 7.2%, to $168 million compared with $181 million during the three months ended April 30, 2023. The decrease in operating income was attributable to higher SG&A and amortization expenses partially offset by higher gross profit.
Interest Expense
Interest expense was $34 million for the three months ended April 28, 2024 compared with $17 million for the three months ended April 30, 2023. The increase was primarily attributable to borrowings on the 2031 Senior Term Loan, increased borrowings under the Senior ABL Credit Facility, and an increase in interest rates on our variable-rate debt.
Provision for Income Taxes
The provision for income taxes for the three months ended April 28, 2024 increased $2 million, or 6.5%, to $33 million compared with $31 million for the three months ended April 30, 2023. For the three months ended April 28, 2024 and April 30, 2023, our effective tax rate was 24.6% and 18.9%, respectively. The effective tax rate for each period reflects only the portion of net income that is attributable to taxable entities. The increase in the effective tax rate was attributable to a substantial decrease in the non-controlling interest ownership that increased the allocation of net income to taxable entities.
Net Income
Net income for the three months ended April 28, 2024 decreased $32 million, or 24.1% to $101 million compared with $133 million for the three months ended April 30, 2023. The decrease in net income was primarily attributable to a decrease in operating income resulting from an increase in interest and operating expenses.
Net Income Attributable to Non-controlling Interests
Net income attributable to non-controlling interests for the three months ended April 28, 2024 decreased $41 million, or 87.2%, to $6 million compared with $47 million for the three months ended April 30, 2023. The decrease was attributable to substantial exchanges of Partnership Interests by non-controlling interest holders and a decline in net income.
Net Income Attributable to Core & Main, Inc.
Net income attributable to Core & Main, Inc. for the three months ended April 28, 2024 increased $9 million, or 10.5%, to $95 million compared with $86 million for the three months ended April 30, 2023. The increase was primarily attributable to a decreased allocation to non-controlling interest holders following exchanges of Partnership Interests partially offset by a decline in net income.

Earnings Per Share
The Class A common stock basic and diluted earnings per share for the three months ended April 28, 2024 both decreased 2.0% to $0.49 compared with $0.50 for the three months ended April 30, 2023. The decrease in basic earnings per share was attributable to higher Class A share counts from exchanges of Partnership Interests partially offset by an increase in net income attributable to Core & Main, Inc. Diluted earnings per share decreased due to a decline in net income partially offset by lower share counts following the share repurchase transactions executed throughout fiscal 2023.
Adjusted EBITDA
Adjusted EBITDA for the three months ended April 28, 2024 decreased $3 million, or 1.4%, to $217 million compared with $220 million for the three months ended April 30, 2023. The decrease in Adjusted EBITDA was primarily attributable to higher SG&A expenses partially offset by higher gross profit. For a reconciliation of Adjusted EBITDA to net income or net income attributable to Core & Main, Inc., the most comparable GAAP financial metric, as applicable, see “—Non-GAAP Financial Measures.”
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
As of April 28, 2024, our cash and cash equivalents totaled $30 million. We maintain our cash deposits according to a banking policy that requires diversification across a variety of highly-rated financial institutions. However, this could result in a concentration of cash and cash equivalents across these financial institutions in excess of Federal Deposit Insurance Corporation-insured limits.
As of April 28, 2024, we had $241 million outstanding borrowings on our Senior ABL Credit Facility, which provides for borrowings of up to $1,250 million, subject to borrowing base availability. As of April 28, 2024, after giving effect to approximately $16 million of letters of credit issued under the Senior ABL Credit Facility, Core & Main LP would have been able to borrow approximately $993 million under the Senior ABL Credit Facility, subject to borrowing base availability. Our short term debt obligations of $23 million are related to quarterly amortization principal payments on the Senior Term Loan Credit Facility.
In fiscal 2024, the Company had a financing cash outflow related to the payment of $11 million under the Tax Receivable Agreements. The annual payments under the Tax Receivable Agreements are expected to increase as a result of exchanges, including those exchanges made as part of the secondary offerings completed in fiscal 2023. Payments under the Tax Receivable Agreements are only required to be made to the extent that we realize or are deemed to have realized the benefit of the corresponding tax deductions to reduce payments to federal, state and local taxing authorities. These payments are in an amount that represents 85% of the reduction in payments to federal, state and local taxing authorities. As such, the cash savings from the incremental tax deductions are expected to exceed the payments under the Tax Receivable Agreements over the life of these arrangements. Based on the anticipated filing date of income tax returns and contractual payment terms in the Tax Receivable Agreements, we expect these payments to occur two fiscal years after we utilize the corresponding tax deductions.
Further exchanges of Partnership Interest by Management Feeder will result in additional tax deductions to us and require additional payables pursuant to Tax Receivable Agreements. The actual amount and timing of the additional payments under the Tax Receivable Agreements will vary depending upon a number of factors as discussed further in Note 7 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
In addition to making distributions to Core & Main, Inc. to fund tax obligations and payments under the Tax Receivable Agreements, in accordance with the Partnership Agreement, Holdings also makes distributions to Management Feeder representing the non-controlling interests of Core & Main, Inc. to fund their income tax obligations with various taxing authorities. The amount of these payments are dependent upon various factors, including the amount of taxable income allocated to them from Holdings, changes in the ownership percentage of the non-controlling interest holders, changes in tax rates and the timing of distributions relative to the corresponding tax year. Tax distributions to non-controlling interest holders were $4 million for the three months ended April 28, 2024. Further exchanges by Management Feeder may result in lower tax distributions subject to any changes to income before provision to income taxes.

We believe that our current sources of liquidity, which include cash generated from operations, existing cash and cash equivalents and available borrowing capacity under the Senior ABL Credit Facility, will be sufficient to meet our working capital, capital expenditures and other cash commitments, including obligations relating to our indebtedness and the Tax Receivable Agreements, over the next 12 months, at minimum. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Our growth strategy contemplates future acquisitions for which we will need sufficient access to capital. To finance future acquisitions, particularly larger acquisitions, we may issue additional equity or incur additional indebtedness. Any such additional indebtedness would increase our debt leverage. See “Risk Factors” in Part I, Item 1A of the 2023 Annual Report on Form 10-K.
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
The execution of certain initiatives under our capital allocation policy may require distributions by Holdings and Core & Main LP. These entities’ ability to make distributions may be limited as a practical matter by our growth plans as well as Core & Main LP’s Senior Term Loan Credit Facility and Senior ABL Credit Facility. The Senior Term Loan Credit Facility may require accelerated repayment based upon cash flows generated in excess of operating and investing requirements when Core & Main LP’s net total leverage ratio (as defined in the agreement governing the Senior Term Loan Credit Facility) is greater than or equal to 3.25. In addition, the Senior ABL Credit Facility requires us to comply with a consolidated fixed charge coverage ratio of greater than or equal to 1.00 when availability is less than 10.0% of the lesser of (i) the then applicable borrowing base and (ii) the then aggregate effective commitments under the Senior ABL Credit Facility. Substantially all of Core & Main LP’s assets secure the Senior Term Loan Credit Facility and the Senior ABL Credit Facility.
Information about our cash flows, by category, is presented in the Condensed Consolidated Statements of Cash Flows and is summarized as follows:

	Three Months Ended
	April 28, 2024	April 30, 2023

Cash flows provided by operating activities	$78	$120
Cash flows used in investing activities	(574)	(74)
Cash flows provided by (used in) financing activities	525	(222)
Increase (decrease) in cash and cash equivalents	$29	$(176)
Operating Activities
Net cash provided by operating activities was $78 million for the three months ended April 28, 2024 compared with $120 million for the three months ended April 30, 2023. The $42 million decrease in cash provided by operating activities was primarily driven by higher income tax payments due to higher taxable income of Core & Main, Inc. following exchanges of Partnership Interests throughout fiscal 2023, increased interest payments and more typical investment in working capital in the three months ended April 28, 2024.
Investing Activities
Net cash used in investing activities increased by $500 million to $574 million for the three months ended April 28, 2024 compared with $74 million for the three months ended April 30, 2023, primarily attributable to a $500 million increase in cash outflows for acquisitions, primarily due to the Dana Kepner acquisition in fiscal 2024.

Financing Activities
Net cash provided by financing activities was $525 million for the three months ended April 28, 2024 compared with net cash used in financing activities of $222 million for the three months ended April 30, 2023. The change of $747 million was primarily attributed to the $750 million issuance of the 2031 Senior Term Loan, prior year cash outflows of $332 million for the Repurchase Transactions (as defined in Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), and $6 million reduction in distributions to non-controlling interest holders during fiscal 2024. These factors were partially offset by $319 million decrease in net borrowings on the Senior ABL Credit Facility activity and a $6 million increase in payments pursuant to the Tax Receivable Agreements during fiscal 2024.
Financing
As of April 28, 2024, our debt obligations (in millions) consist of the following:

	Aggregate Principal/Borrowing Capacity	Maturity Date	Interest
2028 Senior Term Loan(1)	$1,459	July 27, 2028
(i) Term SOFR plus, in each case, an effective applicable margin of 2.60%, or (ii) the base rate (described in Note 6 included elsewhere in this Quarterly Report on Form 10-Q).

The weighted average interest rate, excluding the effects of the interest rate swaps, was 7.97% as of April 28, 2024.

2031 Senior Term Loan	749	February 9, 2031
(i) Term SOFR plus, in each case, an applicable margin of 2.25%, or (ii) the base rate (described elsewhere in this Form 10-Q).

The weighted average interest rate, excluding the effects of the interest rate swaps, was 7.56% as of April 28, 2024.

Senior ABL Credit Facility(2)	1,250	February 9, 2029
Term SOFR rate plus an applicable margin ranging from 1.25% to 1.75%, or an alternate base rate plus an applicable margin ranging from 0.25% to 0.75%, depending on the borrowing capacity under the Senior ABL Credit Facility.

Interest Rate Swap(3)	900	July 27, 2026	Effective fixed rate of 3.293%, based upon the 0.693% fixed rate plus an applicable margin of 2.60% associated with the 2028 Senior Term Loan.
Interest Rate Swap(4)	750	July 27, 2028	Effective fixed rate of 6.163%, based upon the 3.913% fixed rate plus an applicable margin of 2.25% associated with the 2031 Senior Term Loan.
(1)The 2028 Senior Term Loan was amended on May 21, 2024 to reduce the effective applicable margin on a Term SOFR borrowing from 2.60% to 2.00%.
(2)Aggregate amount of commitments under the asset-based revolving credit facility of $1,250 million overall, subject to borrowing base availability. There were $241 million outstanding under the Senior ABL Credit Facility as of April 28, 2024.
(3)Notional amount of $900 million as of April 28, 2024. The notional amount decreases to $800 million on July 27, 2024 and $700 million on July 27, 2025 through the instrument maturity on July 27, 2026.
(4)Interest rate swap entered into on February 12, 2024 for a notional amount of $750 million. The notional amount increases to $1,500 million on July 27, 2026 through the instrument maturity on July 27, 2028.
Refer to Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of our debt obligations and the timing of future principal and interest payments including impacts from our interest rate swap.
Purchase Obligations
As of April 28, 2024, the Company had agreements in place with various suppliers to purchase goods and services, primarily inventory, in the aggregate amount of $1,157 million. These purchase obligations are generally cancellable, but the Company foresees no intent to cancel. Payments are generally expected to be made during fiscal 2024 and the fiscal year ended February 1, 2026 for these obligations.

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
We define EBITDA as net income, or net income attributable to Core & Main, Inc., as applicable, adjusted for non-controlling interests, depreciation and amortization, provision for income taxes and interest expense. We define Adjusted EBITDA as EBITDA as further adjusted for certain items management believes are not reflective of the underlying operations of our business, including but not limited to (a) loss on debt modification and extinguishment, (b) equity-based compensation, (c) expenses associated with the initial public offering and subsequent secondary offerings and (d) expenses associated with acquisition activities. Net income attributable to Core & Main, Inc. is the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA.
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
The following table sets forth a reconciliation of net income or net income attributable to Core & Main, Inc. to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended
	April 28, 2024	April 30, 2023
Net income attributable to Core & Main, Inc.	$95	$86
Plus: net income attributable to non-controlling interest	6	47
Net income	101	133
Depreciation and amortization (1)	44	36
Provision for income taxes	33	31
Interest expense	34	17
EBITDA	$212	$217
Equity-based compensation	3	2
Acquisition expenses (2)	2	—
Offering expenses (3)	—	1
Adjusted EBITDA	$217	$220
(1)Includes depreciation of certain assets which are reflected in “cost of sales” in our Statement of Operations.
(2)Represents expenses associated with acquisition activities, including transaction costs, post-acquisition employee retention bonuses, severance payments and expense recognition of purchase accounting fair value adjustments (excluding amortization).
(3)Represents costs related to secondary offerings reflected in SG&A expenses in our Statement of Operations.

Recently Issued and Adopted Accounting Pronouncements and Accounting Pronouncements Issued But Not Yet Adopted
Refer to Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
A summary of our significant accounting policies are discussed in Note 2 to the audited consolidated financial statements in our 2023 Annual Report on Form 10-K. The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates and assumptions are based on historical experiences and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results of operations and require management judgment. There have been no significant changes to these policies which have had a material impact on the Company’s interim unaudited condensed consolidated financial statements and related notes during three months ended April 28, 2024.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of April 28, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These risks include fluctuations in interest rates and prices, including price fluctuations related to substantially all of our products.
Interest Rate Risk
Our credit facilities bear interest at a floating rate. The Senior Term Loan Credit Facility and the Senior ABL Credit Facility bear interest generally equal to Term SOFR plus an applicable margin. As a result, we are exposed to fluctuations in interest rates to the extent of our net borrowings under the Senior Term Loan Credit Facility and the Senior ABL Credit Facility. As of April 28, 2024, our net borrowings under the Senior Term Loan Credit Facility and the Senior ABL Credit Facility were $2,449 million. As such, excluding the impact of any interest rate swap, each one percentage point change in interest rates would result in an approximately $22 million change in the annual interest expense on the Senior Term Loan Credit Facility. As of April 28, 2024, assuming availability under our Senior ABL Credit Facility was fully utilized, each one percentage point change in interest rates would result in an approximately $12 million change in annual interest expense. See “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Key Factors Affecting Our Business—Interest Rates.”
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports under the Exchange Act that we file with the U.S. Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that, as of April 28, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Like other companies in our industry, we have been subject to personal injury and property damage claims arising from the types of products that we distribute. As a distributor in this industry, we face an inherent risk of exposure to product liability claims in the event that the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health or safety or other laws. Such product liability claims in the past have included, and may in the future include, allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. In particular, we have been and continue to be a defendant in asbestos-related litigation matters. See Item 1A. “Risk Factors—Risks Related to Our Business—The nature of our business exposes us to product liability, construction defect and warranty claims and other litigation and legal proceedings” in our Fiscal 2023 Annual Report on Form 10-K.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item1A "Risk Factors” in our Fiscal 2023 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a. Sales of Unregistered Securities
None.
b. Use of Proceeds from Public Offering of Common Stock
None.
c. Issuer Purchases of Equity Securities
The following is a summary of our repurchases of shares of Class A common stock during the three months ended April 28, 2024:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 29 - February 29 (1)	518	$41.31	N/A	N/A
March 1 - March 31 (1)	38,393	48.97	N/A	N/A
April 1 - April 28 (1)	16,764	58.94	N/A	N/A
	55,675	$51.90	—	—
(1) Reflects repurchases by the Company of shares of our Class A common stock pursuant to employee tax withholding obligations and strike price settlement upon exercise of unit appreciation rights and vesting of restricted stock units pursuant to terms of the Company’s 2021 Omnibus Equity Incentive Plan.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Item 408(a) of Regulation S-K requires the Company to disclose whether any of its directors or officers have adopted or terminated (i) any trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); and/or (ii) any written trading arrangement that meets the requirements of a “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K. During the quarter ended April 28, 2024, the following activity occurred requiring disclosure under Item 408(a) of Regulation S-K.
The Schaller Family GST Trust DTD 06/12/2020, affiliated with John R. Schaller, President, adopted a new trading arrangement on April 2, 2024 providing for the sale of up to 200,000 aggregate shares of the Company’s Class A common stock between July 2, 2024 and January 2, 2025.
The Irrevocable Trust FBO D. G. Gipson, affiliated with Dennis G. Gipson, Director, adopted a new trading arrangement on April 1, 2024, providing for the sale of up to 25,000 aggregate shares of the Company’s Class A common stock between July 1, 2024, and January 2, 2025.
Bradford A. Cowles, President, adopted a new trading arrangement on March 28, 2024 providing for the sale of up to 100,000 aggregate shares of the Company’s Class A common stock between June 27, 2024 and December 27 2024.
The James G. Castellano 2021 Family Trust, affiliated with James G. Castellano, Director, adopted a new trading arrangement on March 28, 2024 providing for the sale of up to 25,000 aggregate shares of the Company’s Class A common stock between June 27, 2024 and December 27 2024.
Each of the above trading arrangements is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s Policy on Trading in Securities.

Item 6. Exhibits

Exhibit Number	Description

10.1
Third Amendment to the Term Loan Credit Agreement, dated as of February 9, 2024, by and among Core & Main LP, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Core & Main’s Current Report on Form 8-K filed February 13, 2024).

10.2
Amendment No. 5 to the ABL Credit Agreement, dated as of February 9, 2024, by and among Core & Main LP, the several banks and other financial institutions party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to Core & Main’s Current Report on Form 8-K filed February 13, 2024.

10.3
Fourth Amendment to the Term Loan Credit Agreement, dated as of May 21, 2024, by and among Core & Main LP, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.1 to Core & Main’s Current Report on Form 8-K filed May 23, 2024).

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

Date: June 4, 2024	CORE & MAIN, INC.

	By:	/s/ Stephen O. LeClair
Name: Stephen O. LeClair
Title: Chair of the Board, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark R. Witkowski
Name: Mark R. Witkowski
Title: Chief Financial Officer
(Principal Financial Officer)