Form 10-Q
period 2024-07-28
Core & Main, Inc.
filed 2024-09-04
CIK 1856525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 30, 2024, there were 192,647,223 shares of the registrant’s Class A common stock, par value $0.01 per share, and 8,483,709 shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding.

Table of Contents

PAGE
Cautionary Note Regarding Forward-Looking Statements	3
Part I - Financial Information
Item 1. Financial Statements (unaudited)	5
Condensed Consolidated Balance Sheets as of July 28, 2024 and January 28, 2024 (unaudited)	5
Condensed Consolidated Statements of Operations for the three and six month periods ended July 28, 2024 and July 30, 2023 (unaudited)	6
Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended July 28, 2024 and July 30, 2023 (unaudited)	7
Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and six month periods ended July 28, 2024 and July 30, 2023 (unaudited)	8
Condensed Consolidated Statements of Cash Flows for the six month periods ended July 28, 2024 and July 30, 2023 (unaudited)	10
Notes to the Condensed Consolidated Financial Statements (unaudited)	11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures about Market Risk	37
Item 4. Controls and Procedures	38

Part II - Other Information
Item 1. Legal Proceedings	39
Item 1A. Risk Factors	39
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3. Defaults Upon Senior Securities	39
Item 4. Mine Safety Disclosures	39
Item 5. Other Information	40
Item 6. Exhibits	41
Signatures	42

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CORE & MAIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Amounts in millions (except share and per share data), unaudited

	July 28, 2024	January 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$13	$1
Receivables, net of allowance for credit losses of $18 and $12, respectively	1,294	973
Inventories	959	766
Prepaid expenses and other current assets	52	33
Total current assets	2,318	1,773
Property, plant and equipment, net	163	151
Operating lease right-of-use assets	206	192
Intangible assets, net	954	784
Goodwill	1,843	1,561
Deferred income taxes	559	542
Other assets	55	66
Total assets	$6,098	$5,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$23	$15
Accounts payable	738	504
Accrued compensation and benefits	80	106
Current operating lease liabilities	61	55
Other current liabilities	110	94
Total current liabilities	1,012	774
Long-term debt	2,404	1,863
Non-current operating lease liabilities	146	138
Deferred income taxes	84	48
Tax receivable agreement liabilities	701	706
Other liabilities	31	16
Total liabilities	4,378	3,545
Commitments and contingencies
Class A common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 192,642,689 and 191,663,608 shares issued and outstanding as of July 28, 2024 and January 28, 2024, respectively	2	2
Class B common stock, par value $0.01 per share, 500,000,000 shares authorized, 8,483,709 and 9,630,186 shares issued and outstanding as of July 28, 2024 and January 28, 2024, respectively	—	—
Additional paid-in capital	1,225	1,214
Retained earnings	385	189
Accumulated other comprehensive income	32	46
Total stockholders’ equity attributable to Core & Main, Inc.	1,644	1,451
Non-controlling interests	76	73
Total stockholders’ equity	1,720	1,524
Total liabilities and stockholders’ equity	$6,098	$5,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in millions (except share and per share data), unaudited

	Three Months Ended		Six Months Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023

Net sales	$1,964	$1,861	$3,705	$3,435
Cost of sales	1,446	1,360	2,719	2,495
Gross profit	518	501	986	940
Operating expenses:
Selling, general and administrative	268	238	525	461
Depreciation and amortization	46	37	89	72
Total operating expenses	314	275	614	533
Operating income	204	226	372	407
Interest expense	36	22	70	39
Income before provision for income taxes	168	204	302	368
Provision for income taxes	42	40	75	71
Net income	126	164	227	297
Less: net income attributable to non-controlling interests	7	54	13	101
Net income attributable to Core & Main, Inc.	$119	$110	$214	$196

Earnings per share
Basic	$0.62	$0.66	$1.11	$1.16
Diluted	$0.61	$0.66	$1.11	$1.15
Number of shares used in computing EPS
Basic	192,797,961	167,312,292	192,495,255	169,474,741
Diluted	202,667,354	228,983,281	202,640,993	236,375,917
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Amounts in millions, unaudited

	Three Months Ended		Six Months Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023

Net income	$126	$164	$227	$297
Net interest rate swap (loss) gain, net of tax benefit (expense) of $11, $(1), $5 and $—, respectively	(33)	8	(15)	—
Total comprehensive income	93	172	212	297
Less: comprehensive income attributable to non-controlling interests	5	56	12	100
Total comprehensive income attributable to Core & Main, Inc.	$88	$116	$200	$197
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Amounts in millions (except share data), unaudited

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total Stockholders’ Equity
Balances at January 28, 2024	191,663,608	$2	9,630,186	$—	$1,214	$189	$46	$73	$1,524
Net income	—	—	—	—	—	95	—	6	101
Equity-based compensation	—	—	—	—	3	—	—	—	3
Net interest rate swap gain, net of tax	—	—	—	—	—	—	17	1	18
Distributions to non-controlling interest holders	—	—	—	—	(2)	—	—	(2)	(4)
Exchange of Partnership Interests and Class B Shares for Class A Shares	812,612	—	(816,654)	—	4	—	—	(4)	—
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	13	—	—	—	13
Establishment of Tax Receivable Agreement liabilities	—	—	—	—	(10)	—	—	—	(10)
Tax withholdings under equity-based compensation plans	—	—	—	—	(2)	—	—	—	(2)
Activity under equity-based compensation plans, net of tax withholdings	158,097	—	—	—	1	—	—	—	1
Balances at April 28, 2024	192,634,317	2	8,813,532	—	1,221	284	63	74	1,644
Net income	—	—	—	—	—	119	—	7	126
Equity-based compensation	—	—	—	—	4	—	—	—	4
Net interest rate swap gain, net of tax	—	—	—	—	—	—	(31)	(2)	(33)
Distributions to non-controlling interest holders	—	—	—	—	(1)	—	—	(1)	(2)
Repurchase and Retirement of equity interests	(429,996)	—	—	—	(3)	(18)	—	—	(21)
Exchange of Partnership Interests and Class B Shares for Class A Shares	326,889	—	(329,823)	—	2	—	—	(2)	—
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	5	—	—	—	5
Establishment of Tax Receivable Agreement liabilities	—	—	—	—	(4)	—	—	—	(4)
Activity under equity-based compensation plans, net of tax withholdings	111,479	—	—	—	1	—	—	—	1
Balances at July 28, 2024	192,642,689	$2	8,483,709	$—	$1,225	$385	$32	$76	$1,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total Stockholders’ Equity
Balances at January 29, 2023	172,765,161	$2	73,229,675	$1	$1,241	$458	$45	$663	$2,410
Net income	—	—	—	—	—	86	—	47	133
Equity-based compensation	—	—	—	—	1	—	—	1	2
Net interest rate swap loss, net of tax	—	—	—	—	—	—	(5)	(3)	(8)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(17)	(17)
Repurchase and Retirement of Class A and Class B shares and corresponding Partnership Interest	(9,377,183)	—	(5,622,817)	—	(83)	(141)	—	(108)	(332)
Exchange of Partnership Interests and Class B Shares for Class A Shares	2,325,080	—	(2,325,080)	—	18	—	1	(19)	—
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	18	—	—	—	18
Establishment of Tax Receivable Agreement liabilities	—	—	—	—	(14)	—	—	—	(14)
Activity under equity-based compensation plans, net of tax withholdings	93,460	—	—	—	—	—	—	—	—
Balances at April 30, 2023	165,806,518	2	65,281,778	1	1,181	403	41	564	2,192
Net income	—	—	—	—	—	110	—	54	164
Equity-based compensation	—	—	—	—	2	—	—	1	3
Net interest rate swap gain, net of tax	—	—	—	—	—	—	6	2	8
Distributions to non-controlling interest holders	—	—	—	—	(2)	—	—	(10)	(12)
Repurchase and Retirement of Class A and Class B shares and corresponding Partnership Interest	(3,125,728)	—	(1,874,272)	—	(32)	(66)	—	(43)	(141)
Exchange of Partnership Interests and Class B Shares for Class A Shares	5,770,323	—	(5,773,493)	—	48	—	2	(50)	—
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	45	—	—	—	45
Establishment of Tax Receivable Agreement liabilities	—	—	—	—	(47)	—	—	—	(47)
Activity under equity-based compensation plans, net of tax withholdings	139,877	—	—	—	1	—	—	—	1
Balances at July 30, 2023	168,590,990	$2	57,634,013	$1	$1,196	$447	$49	$518	$2,213
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in millions, unaudited

	Six Months Ended
	July 28, 2024	July 30, 2023
Cash Flows From Operating Activities:
Net income	$227	$297
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	95	75
Equity-based compensation expense	7	5
Deferred income tax expense	5	2
Other	7	3
Changes in assets and liabilities:
(Increase) decrease in receivables	(263)	(253)
(Increase) decrease in inventories	(105)	185
(Increase) decrease in other assets	(14)	—
Increase (decrease) in accounts payable	203	113
Increase (decrease) in accrued liabilities	(36)	(25)
Net cash provided by operating activities	126	402
Cash Flows From Investing Activities:
Capital expenditures	(16)	(15)
Acquisitions of businesses, net of cash acquired	(596)	(151)
Other	(6)	2
Net cash used in investing activities	(618)	(164)
Cash Flows From Financing Activities:
Repurchase and retirement of equity interests	(21)	(473)
Distributions to non-controlling interest holders	(7)	(25)
Payments pursuant to Tax Receivable Agreements	(11)	(5)
Borrowings on asset-based revolving credit facility	605	235
Repayments on asset-based revolving credit facility	(785)	(120)
Issuance of long-term debt	750	—
Repayments of long-term debt	(11)	(8)
Debt issuance costs	(14)	—
Other	(2)	1
Net cash provided by (used in) financing activities	504	(395)
Increase (decrease) in cash and cash equivalents	12	(157)
Cash and cash equivalents at the beginning of the period	1	177
Cash and cash equivalents at the end of the period	$13	$20

Cash paid for interest (excluding effects of interest rate swap)	$95	$59
Cash paid for taxes	84	61
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
Secondary Offerings and Repurchase Transactions
On June 12, 2024, the Company’s board of directors authorized a share repurchase program (the “Repurchase Program”), pursuant to which the Company may purchase up to $500 million of the Company’s Class A common stock. Shares repurchased under the Repurchase Program are retired immediately and are accounted for as a decrease to stockholders’ equity. For the six months ended July 28, 2024 the Company repurchased 429,996 shares of Class A common stock for a total of $21 million through open market transactions.
During the fiscal year ended January 28, 2024 (“fiscal 2023”), secondary public offerings of Class A common stock were completed by certain selling stockholders (the “Selling Stockholders”) affiliated with Clayton, Dubilier & Rice, LLC (“CD&R”). As part of the secondary public offerings the Selling Stockholders sold to the public (i) existing shares of our Class A common stock and (ii) shares of Class A common stock received in exchange for an equal number of limited partner interests of Holdings (“Partnership Interests”), together with the retirement of a corresponding number of shares of our Class B common stock. Below is a summary of the secondary public offerings completed during fiscal 2023 (the “Secondary Offerings”).

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

Concurrently with the completion of the Secondary Offerings during fiscal 2023, (i) the Company repurchased from the Selling Stockholders shares of our Class A common stock, and Holdings redeemed from the Company a corresponding number of Partnership Interests, and (ii) Holdings redeemed from one of the Selling Stockholders Partnership Interests, with the Company repurchasing a corresponding number of shares of our Class B common stock from such Selling Stockholder for no additional consideration. Below is a summary of the repurchase transactions completed during fiscal 2023 (the “Repurchase Transactions”).

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
Shareholder Ownership
The shareholder ownership as of July 28, 2024 includes the following:
•the shareholders of Core & Main, excluding Core & Main Management Feeder, LLC (“Management Feeder”), collectively held 192,642,143 shares of Class A common stock;
•Core & Main, directly or indirectly through our wholly-owned subsidiary, held 192,642,689 Partnership Interests; and
•Management Feeder held 546 shares of Class A common stock, 8,483,709 Partnership Interests and 8,483,709 shares of Class B common stock.
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
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. Each of the three months ended July 28, 2024 and three months ended July 30, 2023 included 13 weeks and each of the six months ended July 28, 2024 and six months ended July 30, 2023 included 26 weeks. The current fiscal year ending February 2, 2025 (“fiscal 2024”) will include 53 weeks.

Estimates
Management has made a number of estimates and assumptions relating to the reporting of certain assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses in preparing the elements of these financial statements in conformity with U.S. GAAP. Actual results could differ from these estimates.
Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 to the audited consolidated financial statements in our 2023 Annual Report on Form 10-K. There have been no significant changes to these policies which have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes during the three and six months ended July 28, 2024.
2)    RECENT ACCOUNTING PRONOUNCEMENTS
Segment Reporting - In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The new guidance expands reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosure of (i) significant segment expenses that are regularly provided to the segment’s chief operating decision maker (“CODM”) and included within the segment measure of profit or loss, (ii) an amount and description of its composition for other segment items to reconcile to segment profit or loss, and (iii) the title and position of the Company’s CODM. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of ASU 2023-07 is expected to result in additional disclosures, but not have a material impact on the consolidated financial statements.
Income Tax Disclosures - In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). The new guidance requires, on an annual basis, disclosure of specific categories in the rate reconciliation and disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The adoption of ASU 2023-09 is expected to result in additional disclosures, but not have a material impact on the consolidated financial statements.
3)    REVENUE
Disaggregation of Revenue
The following table represents net sales disaggregated by product category:

	Three Months Ended		Six Months Ended
Product Category	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Pipes, valves & fittings products	$1,329	$1,283	$2,498	$2,357
Storm drainage products	306	278	559	493
Fire protection products	143	174	310	343
Meter products	186	126	338	242
Total net sales	$1,964	$1,861	$3,705	$3,435

4)    ACQUISITIONS
The Company made various acquisitions during the six months ended July 28, 2024 (the “Fiscal 2024 Acquisitions”) and the six months ended July 30, 2023 (the "Fiscal 2023 Acquisitions") with an aggregate transaction value of $623 million and $161 million, subject to working capital adjustments, respectively. These transactions were funded with cash and borrowings under the Senior Term Loan Credit Facility (as defined in Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Fiscal 2024 Acquisitions
•On May 6, 2024, the Company acquired certain assets and assumed certain liabilities of Geothermal Supply Company Inc. (“GSC”). GSC has one location and is a distributor and fabricator of fusible HDPE pipe and other related products, primarily serving the geothermal, water and sewer industries.
•On April 30, 2024, the Company acquired certain assets and assumed certain liabilities of EGW Utilities Inc. (“EGW”). EGW has one location and is a provider of underground utility infrastructure products and services.
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

	Fiscal 2024 Acquisitions(1)	Fiscal 2023 Acquisitions
Cash	$31	$5
Receivables	66	28
Inventories	91	38
Intangible assets	233	76
Goodwill	281	17
Property, plant and equipment	12	24
Operating lease right-of-use assets	12	7
Other assets, current and non-current	1	4
Total assets acquired	727	199
Accounts payable	30	9
Deferred income taxes	38	8
Operating lease liabilities, current and non-current	12	7
Deferred consideration	13	9
Other liabilities, current and non-current	7	7
Net assets acquired	$627	$159
(1) Amounts include the preliminary purchase price allocation of Dana Kepner net assets of $257 million to goodwill, $184 million to intangible assets, $92 million to net working capital, $29 million to cash and $8 million to fixed assets. Additionally, includes a deferred income tax liability of $33 million for the Dana Kepner acquisition.
The net outflow of cash in respect of the purchase of businesses is as follows:

	Fiscal 2024 Acquisitions	Fiscal 2023 Acquisitions
Net assets acquired	$627	$159
Less: Working capital adjustment	—	(3)
Less: Cash acquired in acquisition	(31)	(5)
Total consideration, net of cash; investing cash outflow	$596	$151
In the above transactions, to the extent applicable, the excess of purchase price over net tangible and intangible assets acquired resulted in goodwill, which represents the assembled workforce and anticipated long-term growth in new markets, customers and products. Goodwill of $195 million and $3 million associated with the Fiscal 2024 Acquisitions and Fiscal 2023 Acquisitions, respectively, are fully deductible by the Company for U.S. income tax purposes.
Intangible Assets
For the Fiscal 2024 Acquisitions and Fiscal 2023 Acquisitions, the intangible assets acquired consist of customer relationships and trademarks.
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

A summary of the intangible asset acquired and assumptions utilized in the valuation for the Fiscal 2024 Acquisitions and Fiscal 2023 Acquisitions is as follows:

	Intangible Asset Amount	Weighted Average Amortization Period	Weighted Average Discount Rate	Weighted Average Attrition Rate
Customer Relationships
Fiscal 2024 Acquisitions (1)	$230	10 years	13.4%	12.5%
Fiscal 2023 Acquisitions	76	10 years	16.2%	12.6%

Trademark
Fiscal 2024 Acquisitions	$3	5 years	13.0%	N/A
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

	Three Months Ended	Six Months Ended
	July 30, 2023	July 28, 2024	July 30, 2023
Net sales	$1,956	$3,734	$3,604
Net income	164	228	292
As a result of integration of the Dana Kepner acquisition with existing operations of the Company it is impracticable to identify the discrete financial performance associated with the Dana Kepner acquisition. As such, the Company has not presented the post-acquisition net sales and net income for the Dana Kepner acquisition.

5)    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The carrying amount of the Company’s goodwill included in its Balance Sheets is as follows:

	July 28, 2024	January 28, 2024
Gross Goodwill	$1,843	$1,561
Accumulated Impairment	—	—
Net Goodwill	$1,843	$1,561
The changes in the carrying amount of goodwill are as follows:

Six Months Ended
July 28, 2024
Beginning Balance	$1,561
Goodwill acquired during the year	281
Goodwill adjusted during the year	1
Ending balance	$1,843
Goodwill acquired during the six months ended July 28, 2024 was related to the Fiscal 2024 Acquisitions, as further described in Note 4.
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
Intangible Assets
The Company’s intangible assets included in its Balance Sheets consist of the following:

	July 28, 2024			January 28, 2024
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Customer relationships	$1,726	$790	$936	$1,496	$718	$778
Other intangible assets	23	5	18	10	4	6
Total	$1,749	$795	$954	$1,506	$722	$784
Amortization expense related to intangible assets was as follows:

	Three Months Ended		Six Months Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Amortization expense	$38	$31	$73	$60
The estimated aggregate amortization expense on intangible assets owned by the Company for the remainder of fiscal 2024 and the next four full fiscal years is expected to be as follows:

Fiscal 2024	$75
Fiscal 2025	141
Fiscal 2026	131
Fiscal 2027	123
Fiscal 2028	114

6)    DEBT
Debt consisted of the following:

	July 28, 2024		January 28, 2024
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
Senior Term Loan due July 2028	$15	$—	$15	$—
Senior Term Loan due February 2031	8	—	—	—
	23	—	15	—
Long-term debt:
Senior ABL Credit Facility due February 2029	250	—	430	—
Senior Term Loan due July 2028	1,440	14	1,448	15
Senior Term Loan due February 2031	739	11	—	—
	2,429	25	1,878	15
Total	$2,452	$25	$1,893	$15
The Company’s debt obligations as of July 28, 2024 include the following debt agreements:
Senior Term Loan Credit Facility
On July 27, 2021, Core & Main LP entered into a Senior Term Loan Credit Facility (as defined herein) under which it can incur tranches of indebtedness. On May 21, 2024, Core & Main LP amended the terms of the $1,500 million senior term loan (as amended, the “2028 Senior Term Loan”), in order to reduce the effective applicable margin from 2.60% to 2.00%. The 2028 Senior Term Loan principal balance did not change, still matures on July 27, 2028 and requires quarterly principal payments on the last business day of each fiscal quarter in an amount equal to approximately 0.25% of the original principal amount. The remaining balance is payable upon final maturity of the 2028 Senior Term Loan on July 27, 2028. The 2028 Senior Term Loan bears interest at a rate equal to (i) term secured overnight financing rate (“Term SOFR”) plus, in each case, an effective applicable margin of 2.00% or (ii) the base rate, which will be the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) the overnight federal funds rate plus 0.50% per annum and (z) one-month Term SOFR (adjusted for maximum reserves) plus 1.00% per annum, plus, in each case, an applicable margin of 1.50%. The 2028 Senior Term Loan is subject to a Term SOFR “floor” of 0.00%. The weighted average interest rate, excluding the effect of the interest rate swap, of Core & Main LP’s outstanding borrowings under the 2028 Senior Term Loan as of July 28, 2024 was 7.34%. See further discussion of the interest rate swap below. Based on quotes from financial institutions (i.e., level 2 of the fair value hierarchy), the fair value of the 2028 Senior Term Loan was $1,459 million as of July 28, 2024.
On February 9, 2024, Core & Main LP entered into an additional $750 million senior term loan, which matures on February 9, 2031 (the “2031 Senior Term Loan” and, together with the 2028 Senior Term Loan, the “Senior Term Loan Credit Facility”). The 2031 Senior Term Loan requires quarterly principal payments, payable on the last business day of each fiscal quarter in an amount equal to approximately 0.25% of the original principal amount of the 2031 Senior Term Loan. The remaining balance is payable upon final maturity of the 2031 Senior Term Loan on February 9, 2031. The 2031 Senior Term Loan bears interest at a rate equal to (i) Term SOFR plus, in each case, an applicable margin of 2.25% or (ii) an alternate base rate plus an applicable margin of 1.25%. The 2031 Senior Term Loan is subject to a Term SOFR “floor” of 0.00%. The weighted average interest rate, excluding the effect of the interest rate swap, of Core & Main LP’s outstanding borrowings under the 2031 Senior Term Loan as of July 28, 2024 was 7.59%. See further discussion of the interest rate swap below. Based on quotes from financial institutions (i.e., level 2 of the fair value hierarchy), the fair value of the 2031 Senior Term Loan was $750 million as of July 28, 2024.

Asset-Based Credit Facility
On February 9, 2024, Core & Main LP amended the terms of the credit agreement governing its senior asset-based revolving credit facility (as amended, the “Senior ABL Credit Facility”) in order to, among other things, extend the maturity from July 27, 2026 to February 9, 2029 and amend the credit agreement governing the Senior ABL Credit Facility to the extent necessary or appropriate to reflect the extension of the amended maturity. The Senior ABL Credit Facility has a borrowing capacity of up to $1,250 million, subject to borrowing base availability. Borrowings under the Senior ABL Credit Facility bear interest at either a Term SOFR rate plus an applicable margin ranging from 1.25% to 1.75%, or an alternate base rate plus an applicable margin ranging from 0.25% to 0.75%, depending on the borrowing capacity under the Senior ABL Credit Facility. Additionally, Core & Main LP pays a fee of 0.25% on unfunded commitments under the Senior ABL Credit Facility. As of July 28, 2024 and January 28, 2024 there were $250 million and $430 million amounts outstanding, respectively, under the Senior ABL Credit Facility with a weighted average interest rate of 6.58% as of July 28, 2024.
The aforementioned debt agreements include customary affirmative and negative covenants, which include, among other things, restrictions on Core & Main LP’s ability to make distributions, pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. The Senior Term Loan Credit Facility may require accelerated repayment based upon cash flows generated in excess of operating and investing requirements when the Consolidated Secured Leverage Ratio (as defined in the agreement governing the Senior Term Loan Credit Facility) is greater than or equal to 3.25. In addition, the Senior ABL Credit Facility requires Core & Main LP to comply with a consolidated fixed charge coverage ratio of greater than or equal to 1.00 when availability under the Senior ABL Credit Facility is less than 10.0% of the lesser of (i) the then applicable borrowing base or (ii) the then aggregate effective commitments. The Company was in compliance with all debt covenants as of July 28, 2024.
Substantially all of Core & Main LP’s assets are pledged as collateral for the Senior Term Loan Credit Facility and the Senior ABL Credit Facility.
The aggregate amount of debt payments for the remainder of fiscal 2024 and the next four full fiscal years are as follows:

Fiscal 2024	$12
Fiscal 2025	23
Fiscal 2026	23
Fiscal 2027	23
Fiscal 2028	1,410
Interest Rate Swaps
Core & Main LP entered into an instrument in which it makes payments to a third party based upon a fixed interest rate of 0.693% and receives payments based upon the one-month Term SOFR rate. The interest rate swap has a notional amount of $800 million as of July 28, 2024. The notional amount decreases to $700 million on July 27, 2025 through the instrument maturity on July 27, 2026. This instrument is intended to reduce the Company's exposure to variable interest rates under the Senior Term Loan Credit Facility. As of July 28, 2024, this instrument resulted in an effective fixed rate of 2.693%, based upon the 0.693% fixed rate plus an effective applicable margin of 2.00%.
On February 12, 2024, Core & Main LP entered into an additional instrument pursuant to which it will make payments to a third party based upon a fixed interest rate of 3.913% and receive payments based upon the one-month Term SOFR rate. The interest rate swap has a starting notional amount of $750 million that increases to $1,500 million on July 27, 2026 through the instrument maturity on July 27, 2028. The instrument is intended to reduce the Company’s exposure to variable interest rates under the Senior Term Loan Credit Facility. As of July 28, 2024, this instrument resulted in an effective fixed rate of 6.163%, based upon the 3.913% fixed rate plus an effective applicable margin of 2.25%.
The fair value of these cash flow interest rate swaps was a $54 million asset and a $7 million liability as of July 28, 2024, which is included within other assets and other current liabilities, respectively, in the Balance Sheet. The aggregate fair value of these cash flow interest rate swaps was a $67 million asset as of January 28, 2024, which is included within other assets in the Balance Sheet.

	Three Months Ended		Six Months Ended
Accumulated Other Comprehensive Income	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Beginning of period balance	$66	$62	$48	$70
Measurement adjustment (loss) gain for interest rate swap	(31)	20	6	21
Reclassification of (income) to interest expense	(13)	(11)	(26)	(21)
Tax benefit (expense) on interest rate swap adjustments
Measurement adjustment (loss) gain for interest rate swap	8	(4)	(1)	(4)
Reclassification of (income) to interest expense	3	3	6	4
End of period balance	$33	$70	$33	$70
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
As of July 28, 2024, the Company estimates $39 million of the cash flow interest rate swap gains will be reclassified from accumulated other comprehensive income into earnings over the next 12 months.
7)    INCOME TAXES
For the three months ended July 28, 2024 and July 30, 2023, the Company’s effective tax rate was 25.0% and 19.6%, respectively. For the six months ended July 28, 2024 and July 30, 2023, the Company's effective tax rate was 24.8% and 19.3%, respectively. The variation between the Company's estimated effective tax rate and the U.S. and state statutory rates for the three and six months ended July 30, 2023 is primarily due to the portion of the Company's earnings attributable to non-controlling interests. The effective tax rate for the three and six months ended July 28, 2024 increased primarily due to a substantial decrease in the non-controlling interest ownership that increased the allocation of net income to taxable entities.
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
The Company recorded payables to related parties pursuant to the Tax Receivable Agreements of $720 million and $717 million as of July 28, 2024 and January 28, 2024, respectively. Payments under the Tax Receivable Agreements within the next 12 months are expected to be $19 million, which is included within other current liabilities in the Balance Sheet.
The actual amount and timing of any payments under the Tax Receivable Agreements will vary depending upon a number of factors, including the timing of exchanges by the holders of Partnership Interests, the amount of gain recognized by such holders of Partnership Interests, the amount and timing of the taxable income the Company generates in the future and the federal tax rates then applicable. Assuming (i) that Management Feeder exchanged all of its remaining Partnership Interests at $53.53 per share of our Class A common stock (the closing stock price on July 26, 2024), (ii) no material changes in relevant tax law, (iii) a constant corporate tax rate of 25.1%, which represents a pro forma tax rate that includes a provision for U.S. federal income taxes and assumes the highest statutory rate apportioned to each state and local jurisdiction and (iv) that the Company earns sufficient taxable income in each year to realize on a current basis all tax benefits, the Company would recognize an additional deferred tax asset (subject to offset with existing deferred tax liabilities) of approximately $135 million and a liability of approximately $115 million, payable over the life of the Continuing Limited Partners Tax Receivable Agreement. The full exchange will also decrease Core & Main's aforementioned deferred tax asset associated with its investment in Holdings by $6 million. The foregoing amounts are estimates and subject to change.

8)    SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Receivables
Receivables consisted of the following:

	July 28, 2024	January 28, 2024
Trade receivables, net of allowance for credit losses	$1,207	$888
Supplier rebate receivables	87	85
Receivables, net of allowance for credit losses	$1,294	$973
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following:

	July 28, 2024	January 28, 2024
Accrued bonuses and commissions	$56	$82
Other compensation and benefits	24	24
Accrued compensation and benefits	$80	$106
Leases
The table below presents cash and non-cash impacts associated with leases:

	Six Months Ended
	July 28, 2024	July 30, 2023
Operating cash flow payments for operating lease liabilities	$31	$26
Operating cash flow payments for non-lease components	15	12

Right-of-use assets obtained in exchange for new operating lease liabilities	$33	$29
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
Depreciation Expense
Depreciation expense is classified within cost of sales and depreciation and amortization within the Statement of Operations. Depreciation expense related to property, plant and equipment, including capitalized software, was as follows:

	Three Months Ended		Six Months Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Depreciation expense	$9	$7	$17	$13

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

	Partnership Interests			Ownership Percentage
	Core & Main	Management Feeder	Total	Core & Main	Management Feeder	Total
Balances as of January 28, 2024	191,663,608	9,243,276	200,906,884	95.4%	4.6%	100.0%
Retirement of Partnership Interests	(429,996)	—	(429,996)	—	—	—
Issuance of Partnership Interests	269,576	—	269,576	—	—	—
Exchange of Partnership Interests	1,139,501	(1,146,477)	(6,976)	0.6	(0.6)	—
Vesting of Partnership Interests	—	159,749	159,749	(0.1)	0.1	—
Balances as of July 28, 2024	192,642,689	8,256,548	200,899,237	95.9%	4.1%	100.0%

10)    BASIC AND DILUTED EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per share for the three and six months ended July 28, 2024 and July 30, 2023.
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

	Three Months Ended		Six Months Ended
Basic earnings per share:	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Net income	$126	$164	$227	$297
Net income attributable to non-controlling interests	7	54	13	101
Net income available to Class A common stock	119	110	214	196
Weighted average shares outstanding	192,797,961	167,312,292	192,495,255	169,474,741
Net income per share	$0.62	$0.66	$1.11	$1.16
Diluted earnings per share:
Net income available to common shareholders - basic	$119	$110	$214	$196
Increase to net income attributable to dilutive instruments	5	40	10	75
Net income available to common shareholders - diluted	124	150	224	271
Weighted average shares outstanding - basic	192,797,961	167,312,292	192,495,255	169,474,741
Incremental shares of common stock attributable to dilutive instruments	9,869,393	61,670,989	10,145,738	66,901,176
Weighted average shares outstanding - diluted	202,667,354	228,983,281	202,640,993	236,375,917
Net income per share - diluted	$0.61	$0.66	$1.11	$1.15
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
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. Each of the three months ended July 28, 2024 and three months ended July 30, 2023 included 13 weeks and each of the six months ended July 28, 2024 and six months ended July 30, 2023 included 26 weeks. The current fiscal year ending February 2, 2025 (“fiscal 2024”) will include 53 weeks.
Significant Events During the Six Months Ended July 28, 2024
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

On May 21, 2024, Core & Main LP amended the terms of the $1,500 million senior term loan (as amended, the “2028 Senior Term Loan”), in order to reduce the effective applicable margin from 2.60% to 2.00%.
Refer to Note 6 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion of the amendment to the Senior ABL Credit Facility, the 2028 Senior Term Loan, the 2031 Senior Term Loan and the interest rate swap.
On June 12, 2024, the Company’s board of directors authorized a share repurchase program (the “Repurchase Program”), pursuant to which the Company may purchase up to $500 million shares of Class A common stock. Shares repurchased under the Repurchase Program are retired immediately and are accounted for as a decrease to stockholders’ equity. For the six months ended July 28, 2024, the Company repurchased 429,996 shares of Class A common stock for a total of $21 million through open market transactions.
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

The costs to procure the products we sell are historically volatile and subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor and material costs, competition, market speculation, government regulation, weather events, trade policies and periodic delays in the delivery of our products. If we are able to pass through price increases to our customers, our net sales will increase; conversely, during periods of deflation, our customer pricing may decrease to remain competitive, resulting in decreased net sales. During fiscal 2022 and the fiscal year ended January 29, 2022 (“fiscal 2021”), we experienced supply chain disruption that contributed to significant price inflation and product surcharges with respect to certain products we sell. The supply chain disruption was due to several factors, including, but not limited to, unpredictable lead times and delays from our suppliers, labor availability, global logistics and the availability of raw materials. In fiscal 2023, we saw improvements in the supply chain and more predictable lead times for certain products, but for other products the supply chain remained constrained. This led to price stability in fiscal 2023 compared to the price inflation we experienced during fiscal 2022 and fiscal 2021. For fiscal 2024, for certain suppliers and product lines we have experienced greater product availability that has resulted in increased risk of lower selling prices for these product lines. Additional supply chain disruptions may result in increases in product costs which we may not be able to pass on to our customers, loss of sales due to lack of product availability or potential customer claims from the inability to provide products in accordance with contractual terms. Greater product availability from supply chain improvements may lead to increased competition that may result in price and volume declines. We continue to monitor all of these factors and the resulting price impacts.
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
Interest Rates
Certain of our indebtedness, including borrowings under the Senior Term Loan Credit Facility (as defined in Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) and the Senior ABL Credit Facility are subject to variable rates of interest and expose us to interest rate risk. The Senior Term Loan Credit Facility and the Senior ABL Credit Facility each bear interest based on term secured overnight financing rate (“Term SOFR”). If interest rates increase, our debt service obligations on our variable-rate indebtedness will increase and our net income would decrease, even though the amount borrowed under the facilities remains the same. As of July 28, 2024, we had $2,452 million of outstanding variable-rate debt. We seek to mitigate our exposure to interest rate volatility through the entry into interest rate swap instruments, such as our interest rate swap, associated with borrowings under the Senior Term Loan Credit Facility, which effectively converts $800 million of our variable rate debt to fixed rate debt, with notional amount decreases to $700 million on July 27, 2025 through the instrument maturity on July 27, 2026. On February 12, 2024, Core & Main LP entered into an additional interest rate swap, associated with borrowings under the Senior Term Loan Credit Facility, that has a starting notional amount of $750 million that increases to $1,500 million on July 27, 2026 through the instrument maturity on July 27, 2028, which effectively converts our variable rate debt to fixed rate debt. Despite these efforts, unfavorable movement in interest rates may further result in higher interest expense and cash payments.

Acquisitions
In addition to our organic growth strategy, we opportunistically pursue strategic asset and business acquisitions to grow our business. Below is a summary of the acquisitions that closed during the six months ended July 28, 2024 (the “Fiscal 2024 Acquisitions”) and the six months ended July 30, 2023 (the "Fiscal 2023 Acquisitions") with an aggregate transaction value of $623 million and $161 million, subject to working capital adjustments, respectively.

	Product Lines	Closing Date
Fiscal 2024
Geothermal Supply Company Inc.	Pipes, Valves & Fittings	May 2024
EGW Utilities Inc.	Pipes, Valves & Fittings; Meter products	April 2024
NW Geosynthetics Inc.	Storm Drainage	April 2024
DKC Group Holdings, LLC	Pipes, Valves & Fittings; Storm Drainage; Meter products	March 2024
Eastern Supply Inc.	Storm Drainage	February 2024

Fiscal 2023
J.W. D’Angelo Co.	Pipes, Valves & Fittings; Fire Protection; Storm Drainage	July 2023
Foster Supply, Inc.	Pipes, Valves & Fittings; Storm Drainage	July 2023
Midwest Pipe Supply Inc.	Pipes, Valves & Fittings; Storm Drainage	April 2023
UPSCO, Inc.	Pipes, Valves & Fittings; Meter products	April 2023
Landscape & Construction Supplies LLC	Storm Drainage	March 2023
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
Net Income Attributable to Core & Main, Inc.
Net income attributable to Core & Main, Inc. represents net income less income attributable to non-controlling interests. Non-controlling interests represent owners of Partnership Interests of Holdings other than Core & Main, Inc.
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

Results of Operations
Three Months Ended July 28, 2024 Compared with Three Months Ended July 30, 2023
Amounts in millions (except per share data)

	Three Months Ended
	July 28, 2024	July 30, 2023

Net sales	$1,964	$1,861
Cost of sales	1,446	1,360
Gross profit	518	501
Operating expenses:
Selling, general and administrative	268	238
Depreciation and amortization	46	37
Total operating expenses	314	275
Operating income	204	226
Interest expense	36	22
Income before provision for income taxes	168	204
Provision for income taxes	42	40
Net income	126	164
Less: net income attributable to non-controlling interests	7	54
Net income attributable to Core & Main, Inc.	$119	$110
Earnings per share:
Basic	$0.62	$0.66
Diluted	$0.61	$0.66
Non-GAAP Financial Data:
Adjusted EBITDA	$257	$270
Net Sales
Net sales for the three months ended July 28, 2024 increased $103 million, or 5.5%, to $1,964 million compared with $1,861 million for the three months ended July 30, 2023. Net sales increased primarily due to acquisitions partially offset by project delays from wet weather conditions, comparably lower end-market volumes and slightly lower selling prices. Net sales increased for pipes, valves & fittings and storm drainage products primarily due to acquisitions partially offset by project delays from wet weather conditions and comparably lower end-market volumes. Net sales for fire protection products declined due to lower selling prices and comparably lower end-market volumes partially offset by acquisitions. Net sales of meter products benefited from our ability to drive the adoption of smart meter technology through municipalities, increased product availability and acquisitions.

	Three Months Ended
	July 28, 2024	July 30, 2023	Percentage Change

Pipes, valves & fittings products	$1,329	$1,283	3.6%
Storm drainage products	306	278	10.1%
Fire protection products	143	174	(17.8)%
Meter products	186	126	47.6%
Total net sales	$1,964	$1,861

Gross Profit
Gross profit for the three months ended July 28, 2024 increased $17 million, or 3.4%, to $518 million compared with $501 million for the three months ended July 30, 2023. Gross profit as a percentage of net sales for the three months ended July 28, 2024 was 26.4% compared with 26.9% for the three months ended July 30, 2023. The overall decline in gross profit as a percentage of net sales was primarily attributable to larger prior year benefits from strategic inventory investments during an inflationary environment partially offset by favorable impacts from the execution of our gross margin initiatives and accretive acquisitions.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses for the three months ended July 28, 2024 increased $30 million, or 12.6%, to $268 million compared with $238 million during the three months ended July 30, 2023. The increase was generally attributable to acquisitions. Non-acquisition SG&A costs were essentially flat as investments in growth were offset by lower variable compensation costs. SG&A expenses as a percentage of net sales were 13.6% for the three months ended July 28, 2024 compared with 12.8% for the three months ended July 30, 2023. The increase was primarily attributable to acquisitions and investments in growth.
Depreciation and Amortization (“D&A”) Expense
D&A expense for the three months ended July 28, 2024 was $46 million compared with $37 million during the three months ended July 30, 2023. The increase was primarily attributable to recent acquisitions.
Operating Income
Operating income for the three months ended July 28, 2024 decreased $22 million, or 9.7%, to $204 million compared with $226 million during the three months ended July 30, 2023. The decrease in operating income was primarily attributable to higher SG&A expenses partially offset by higher gross profit.
Interest Expense
Interest expense was $36 million for the three months ended July 28, 2024 compared with $22 million for the three months ended July 30, 2023. The increase was primarily attributable to increased borrowings under the Senior ABL Credit Facility and the 2031 Senior Term Loan.
Provision for Income Taxes
The provision for income taxes for the three months ended July 28, 2024 increased $2 million, or 5.0%, to $42 million compared with $40 million for the three months ended July 30, 2023. The increase was primarily attributable to an increase in the effective tax rate partially offset by lower operating income. For the three months ended July 28, 2024 and July 30, 2023, our effective tax rate was 25.0% and 19.6%, respectively. The effective tax rate for each period reflects only the portion of net income that is attributable to taxable entities. The increase in the effective tax rate was primarily attributable to a substantial decrease in the non-controlling interest ownership that increased the allocation of net income to taxable entities.
Net Income
Net income for the three months ended July 28, 2024 decreased $38 million, or 23.2%, to $126 million compared with $164 million for the three months ended July 30, 2023. The decrease in net income was primarily attributable to a decrease in operating income and an increase in interest expense.
Net Income Attributable to Non-controlling Interests
Net income attributable to non-controlling interests for the three months ended July 28, 2024 decreased $47 million to $7 million compared with $54 million for the three months ended July 30, 2023. The decrease was primarily attributable to substantial exchanges of Partnership Interests by non-controlling interest holders and a decline in net income.
Net Income Attributable to Core & Main, Inc.
Net income attributable to Core & Main, Inc. for the three months ended July 28, 2024 increased $9 million, or 8.2%, to $119 million compared with $110 million for the three months ended July 30, 2023. The increase was primarily attributable to a decreased allocation to non-controlling interest holders following exchanges of Partnership Interests partially offset by a decline in net income.

Earnings Per Share
The Class A common stock basic earnings per share for the three months ended July 28, 2024 decreased 6.1% to $0.62 compared with $0.66 for the three months ended July 30, 2023. The Class A common stock diluted earnings per share for the three months ended July 28, 2024 decreased 7.6% to $0.61 compared with $0.66 for the three months ended July 30, 2023. The decrease in basic earnings per share was attributable to higher Class A share counts from exchanges of Partnership Interests partially offset by an increase in net income attributable to Core & Main, Inc. Diluted earnings per share decreased due to a decline in net income partially offset by lower share counts following the share repurchase transactions executed throughout fiscal 2023.
Adjusted EBITDA
Adjusted EBITDA for the three months ended July 28, 2024 decreased $13 million, or 4.8%, to $257 million compared with $270 million for the three months ended July 30, 2023. The decrease in Adjusted EBITDA was primarily attributable to higher SG&A expenses partially offset by higher gross profit. For a reconciliation of Adjusted EBITDA to net income or net income attributable to Core & Main, Inc., the most comparable GAAP financial metric, as applicable, see “—Non-GAAP Financial Measures.”
Six Months Ended July 28, 2024 Compared with Six Months Ended July 30, 2023
Amounts in millions (except per share data)

	Six Months Ended
	July 28, 2024	July 30, 2023

Net sales	$3,705	$3,435
Cost of sales	2,719	2,495
Gross profit	986	940
Operating expenses:
Selling, general and administrative	525	461
Depreciation and amortization	89	72
Total operating expenses	614	533
Operating income	372	407
Interest expense	70	39
Income before provision for income taxes	302	368
Provision for income taxes	75	71
Net income	227	297
Less: net income attributable to non-controlling interests	13	101
Net income attributable to Core & Main, Inc.	$214	$196
Earnings per share:
Basic	$1.11	$1.16
Diluted	$1.11	$1.15
Non-GAAP Financial Data:
Adjusted EBITDA	$474	$490

Net Sales
Net sales for the six months ended July 28, 2024 increased $270 million, or 7.9%, to $3,705 million compared with $3,435 million for the six months ended July 30, 2023. Net sales increased primarily due to acquisitions partially offset by comparably lower selling prices. Net sales increased for pipes, valves & fittings due to acquisitions. Net sales increased for storm drainage due to acquisitions and our ability to drive the adoption of advanced storm water management systems. Net sales for fire protection products declined due to comparably lower selling prices and end-market volumes partially offset by acquisitions. Net sales of meter products benefited from our ability to drive the adoption of smart meter technology through municipalities, increased product availability and acquisitions.

	Six Months Ended
	July 28, 2024	July 30, 2023	Percentage Change

Pipes, valves & fittings products	$2,498	$2,357	6.0%
Storm drainage products	559	493	13.4%
Fire protection products	310	343	(9.6)%
Meter products	338	242	39.7%
Total net sales	$3,705	$3,435
Gross Profit
Gross profit for the six months ended July 28, 2024 increased $46 million, or 4.9%, to $986 million compared with $940 million for the six months ended July 30, 2023. Gross profit as a percentage of net sales for the six months ended July 28, 2024 was 26.6% compared with 27.4% for the six months ended July 30, 2023. The overall decrease in gross profit as a percentage of net sales was primarily attributable to larger prior year benefits from strategic inventory investments during an inflationary environment partially offset by favorable impacts from the execution of our gross margin initiatives and accretive acquisitions.
SG&A Expenses
SG&A expenses for the six months ended July 28, 2024 increased $64 million, or 13.9%, to $525 million compared with $461 million during the six months ended July 30, 2023. The increase includes $41 million in personnel expenses primarily related to acquisitions. The remaining increase is driven by acquisitions, inflation and other growth investments. SG&A expenses as a percentage of net sales were 14.2% for the six months ended July 28, 2024 compared with 13.4% for the six months ended July 30, 2023. The increase was primarily attributable to investments in growth, inflationary cost impacts and acquisitions.
D&A Expense
D&A expense was $89 million for the six months ended July 28, 2024 compared with $72 million for the six months ended July 30, 2023. The increase was primarily attributable to recent acquisitions.
Operating Income
Operating income for the six months ended July 28, 2024 decreased $35 million, or 8.6%, to $372 million compared with $407 million during the six months ended July 30, 2023. The decrease in operating income was primarily attributable to higher SG&A and amortization expenses partially offset by higher gross profit.
Interest Expense
Interest expense was $70 million for the six months ended July 28, 2024 compared with $39 million for the six months ended July 30, 2023. The increase was primarily attributable to increased borrowings under the Senior ABL Credit Facility and the 2031 Senior Term Loan.
Provision for Income Taxes
The provision for income taxes for the six months ended July 28, 2024 increased $4 million, or 5.6%, to $75 million compared with $71 million for the six months ended July 30, 2023. The increase was primarily attributable to an increase in the effective tax rate partially offset by lower operating income. For the six months ended July 28, 2024 and July 30, 2023, our effective tax rate was 24.8% and 19.3%, respectively. The effective tax rate for each period reflects only the portion of net income that is attributable to taxable entities. The increase in the effective tax rate was primarily attributable to a substantial decrease in the non-controlling interest ownership that increased the allocation of net income to taxable entities.
Net Income
Net income for the six months ended July 28, 2024 decreased $70 million, or 23.6% to $227 million compared with $297 million for the six months ended July 30, 2023. The decrease in net income was primarily attributable to a decrease in operating income and an increase in interest expenses.
Net Income Attributable to Non-controlling Interests
Net income attributable to non-controlling interests for the six months ended July 28, 2024 decreased $88 million to $13 million compared with $101 million for the six months ended July 30, 2023. The decrease was primarily attributable to substantial exchanges of Partnership Interests by non-controlling interest holders and a decline in net income.

Net Income Attributable to Core & Main, Inc.
Net income attributable to Core & Main, Inc. for the six months ended July 28, 2024 increased $18 million, or 9.2%, to $214 million compared with $196 million for the six months ended July 30, 2023. The increase was primarily attributable to a decreased allocation to non-controlling interest holders following exchanges of Partnership Interests partially offset by a decline in net income.
Earnings Per Share
The Class A common stock basic earnings per share for the six months ended July 28, 2024 decreased 4.3% to $1.11 compared with $1.16 for the six months ended July 30, 2023. The Class A common stock diluted earnings per share for the six months ended July 28, 2024 decreased 3.5% to $1.11 compared with $1.15 for the six months ended July 30, 2023. The decrease in basic earnings per share was attributable to higher Class A share counts from exchanges of Partnership Interests partially offset by an increase in net income attributable to Core & Main, Inc. Diluted earnings per share decreased due to a decline in net income partially offset by lower share counts following the share repurchase transactions executed throughout fiscal 2023.
Adjusted EBITDA
Adjusted EBITDA for the six months ended July 28, 2024 decreased $16 million, or 3.3%, to $474 million compared with $490 million for the six months ended July 30, 2023. The decrease in Adjusted EBITDA was primarily attributable to higher SG&A expenses partially offset by higher gross profit. For a reconciliation of Adjusted EBITDA to net income or net income attributable to Core & Main, Inc., the most comparable GAAP financial metric, as applicable, see “—Non-GAAP Financial Measures.”
Liquidity and Capital Resources
Historically, we have financed our liquidity requirements through cash flows from operating activities, borrowings under our credit facilities, issuances of equity and debt securities and working capital management activities. Our principal historical liquidity requirements have been for working capital, capital expenditures, acquisitions, servicing indebtedness, share repurchases and the Repurchase Transactions (as defined in Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
As of July 28, 2024, our cash and cash equivalents totaled $13 million. We maintain our cash deposits according to a banking policy that requires diversification across a variety of highly-rated financial institutions. However, this could result in a concentration of cash and cash equivalents across these financial institutions in excess of Federal Deposit Insurance Corporation-insured limits.
As of July 28, 2024, we had $250 million outstanding borrowings on our Senior ABL Credit Facility, which provides for borrowings of up to $1,250 million, subject to borrowing base availability. As of July 28, 2024, after giving effect to approximately $14 million of letters of credit issued under the Senior ABL Credit Facility, Core & Main LP would have been able to borrow approximately $986 million under the Senior ABL Credit Facility, subject to borrowing base availability. Our short term debt obligations of $23 million are related to quarterly amortization principal payments on the Senior Term Loan Credit Facility.
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

In addition to making distributions to Core & Main, Inc. to fund tax obligations and payments under the Tax Receivable Agreements, in accordance with the Partnership Agreement, Holdings also makes distributions to Management Feeder representing the non-controlling interests of Core & Main, Inc. to fund their income tax obligations with various taxing authorities. The amount of these payments are dependent upon various factors, including the amount of taxable income allocated to them from Holdings, changes in the ownership percentage of the non-controlling interest holders, changes in tax rates and the timing of distributions relative to the corresponding tax year. Tax distributions to non-controlling interest holders were $7 million for the six months ended July 28, 2024. Further exchanges by Management Feeder may result in lower tax distributions subject to any changes to income before provision to income taxes.
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
Additionally, we continuously evaluate our approach to our capital allocation, which may include acquisitions, greenfields, debt reduction (including through open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and opportunistic refinancing of debt), stock repurchases, dividends or other distributions. During the six months ended July 28, 2024, we completed $21 million of repurchases of Class A common stock under the Repurchase Program. For further details, refer to Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We may continue to return capital to our shareholders through share repurchases and/or dividends. The execution of these, and other, capital allocation activities may be at the discretion of, and subject to the approval by, our board of directors and will depend on our financial condition, earnings, liquidity and capital requirements, market conditions, level of indebtedness, contractual restrictions, compliance with our debt covenants, restrictions imposed by applicable law, general business conditions and any other factors that our board of directors deems relevant in making any such determination. Therefore, there can be no assurance that we will engage in any or all of these actions or to what amount of capital we will allocate to each option.
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
Information about our cash flows, by category, is presented in the Condensed Consolidated Statements of Cash Flows and is summarized as follows:

	Six Months Ended
	July 28, 2024	July 30, 2023

Cash flows provided by operating activities	$126	$402
Cash flows used in investing activities	(618)	(164)
Cash flows provided by (used in) financing activities	504	(395)
Increase (decrease) in cash and cash equivalents	$12	$(157)
Operating Activities
Net cash provided by operating activities was $126 million for the six months ended July 28, 2024 compared with $402 million for the six months ended July 30, 2023. The $276 million decrease in cash provided by operating activities was primarily driven by more typical investment in working capital in the six months ended July 28, 2024 compared with a reduction in inventory during fiscal 2023 due to inventory optimization subsequent to supply chain improvements. Increased interest payments and higher income tax payments due to higher taxable income of Core & Main, Inc. following exchanges of Partnership Interests throughout fiscal 2023 also reduced cash flows.

Investing Activities
Net cash used in investing activities increased by $454 million to $618 million for the six months ended July 28, 2024 compared with $164 million for the six months ended July 30, 2023, primarily attributable to a $445 million increase in cash outflows for acquisitions during fiscal 2024.
Financing Activities
Net cash provided by financing activities was $504 million for the six months ended July 28, 2024 compared with net cash used in financing activities of $395 million for the six months ended July 30, 2023. The change of $899 million was primarily attributed to the $750 million issuance of the 2031 Senior Term Loan, a $452 million reduction in outflows related to the Repurchase Transactions, and $18 million reduction in distributions to non-controlling interest holders during fiscal 2024. These factors were partially offset by a $295 million decrease in net borrowings on the Senior ABL Credit Facility activity and a $14 million of debt issuance costs associated with the debt offerings during fiscal 2024.
Financing
As of July 28, 2024, our debt obligations (in millions) consist of the following:

	Aggregate Principal/Borrowing Capacity	Maturity Date	Interest
2028 Senior Term Loan	$1,455	July 27, 2028
(i) Term SOFR plus, in each case, an effective applicable margin of 2.00%, or (ii) the base rate (described in Note 6 included elsewhere in this Quarterly Report on Form 10-Q).

The weighted average interest rate, excluding the effects of the interest rate swaps, was 7.34% as of July 28, 2024.

2031 Senior Term Loan	747	February 9, 2031
(i) Term SOFR plus, in each case, an applicable margin of 2.25%, or (ii) the base rate (described elsewhere in this Form 10-Q).

The weighted average interest rate, excluding the effects of the interest rate swaps, was 7.59% as of July 28, 2024.

Senior ABL Credit Facility(1)	1,250	February 9, 2029
Term SOFR rate plus an applicable margin ranging from 1.25% to 1.75%, or an alternate base rate plus an applicable margin ranging from 0.25% to 0.75%, depending on the borrowing capacity under the Senior ABL Credit Facility.

Interest Rate Swap(2)	800	July 27, 2026	Effective fixed rate of 2.693%, based upon the 0.693% fixed rate plus an applicable margin of 2.00% associated with the 2028 Senior Term Loan.
Interest Rate Swap(3)	750	July 27, 2028	Effective fixed rate of 6.163%, based upon the 3.913% fixed rate plus an applicable margin of 2.25% associated with the 2031 Senior Term Loan.
(1)Aggregate amount of commitments under the asset-based revolving credit facility of $1,250 million overall, subject to borrowing base availability. There were $250 million outstanding under the Senior ABL Credit Facility as of July 28, 2024.
(2)Notional amount of $800 million as of July 28, 2024. The notional amount decreases to $700 million on July 27, 2025 through the instrument maturity on July 27, 2026.
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
Purchase Obligations
As of July 28, 2024, the Company had agreements in place with various suppliers to purchase goods and services, primarily inventory, in the aggregate amount of $1,147 million. These purchase obligations are generally cancellable, but the Company foresees no intent to cancel. Payments are generally expected to be made during fiscal 2024 and the fiscal year ended February 1, 2026 for these obligations.

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
The following table sets forth a reconciliation of net income or net income attributable to Core & Main, Inc. to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Net income attributable to Core & Main, Inc.	$119	$110	$214	$196
Plus: net income attributable to non-controlling interest	7	54	13	101
Net income	126	164	227	297
Depreciation and amortization (1)	47	37	91	73
Provision for income taxes	42	40	75	71
Interest expense	36	22	70	39
EBITDA	$251	$263	$463	$480
Equity-based compensation	4	3	7	5
Acquisition expenses (2)	2	3	4	3
Offering expenses (3)	—	1	—	2
Adjusted EBITDA	$257	$270	$474	$490
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
Critical Accounting Policies and Estimates
A summary of our significant accounting policies are discussed in Note 2 to the audited consolidated financial statements in our 2023 Annual Report on Form 10-K. The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates and assumptions are based on historical experiences and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results of operations and require management judgment. There have been no significant changes to these policies which have had a material impact on the Company’s interim unaudited condensed consolidated financial statements and related notes during the three and six months ended July 28, 2024.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of July 28, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These risks include fluctuations in interest rates and prices, including price fluctuations related to substantially all of our products.
Interest Rate Risk
Our credit facilities bear interest at a floating rate. The Senior Term Loan Credit Facility and the Senior ABL Credit Facility bear interest generally equal to Term SOFR plus an applicable margin. As a result, we are exposed to fluctuations in interest rates to the extent of our net borrowings under the Senior Term Loan Credit Facility and the Senior ABL Credit Facility. As of July 28, 2024, our net borrowings under the Senior Term Loan Credit Facility and the Senior ABL Credit Facility were $2,452 million. As such, excluding the impact of any interest rate swap, each one percentage point change in interest rates would result in an approximately $22 million change in the annual interest expense on the Senior Term Loan Credit Facility. As of July 28, 2024, assuming availability under our Senior ABL Credit Facility was fully utilized, each one percentage point change in interest rates would result in an approximately $12 million change in annual interest expense. See “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Key Factors Affecting Our Business—Interest Rates.”
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
Price Risk
We are exposed to price fluctuations in the cost to procure substantially all the products we sell and our ability to reflect these changes, in a timely manner, in our customer pricing. Our operating performance may be affected by both upward and downward price fluctuations. We have a limited ability to control the timing and amount of changes in the cost to procure our products. We seek to recover increases in our product costs by passing product cost increases on to our customers. Conversely, decreases in our product costs can correspondingly lower the price levels of the products we sell in order to remain competitive in our markets. Changes to product costs may lead to a risk of a reduction to our margins. We seek to minimize this risk through strategic inventory investments ahead of announced price increases, management of our inventory levels and the execution of our gross margin initiatives. We are also exposed to fluctuations in petroleum costs as we deliver a substantial portion of the products we sell by truck and fluctuations in prices for imported products due to logistical challenges. Such price fluctuations have from time to time produced volatility in our financial performance and could do so in the future.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports under the Exchange Act that we file with the U.S. Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that, as of July 28, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
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
None.
b. Use of Proceeds from Public Offering of Common Stock
None.
c. Issuer Purchases of Equity Securities
The following is a summary of our repurchases of shares of Class A common stock during the three months ended July 28, 2024:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 29 - May 31(1)	7,002	$58.41	N/A	N/A
June 1 - June 30(1)(2)	132,708	48.89	N/A	N/A
July 1 - July 28(1)(2)	300,193	48.99	N/A	N/A
	439,903	$49.11	—	—
(1) Reflects repurchases by the Company of shares of our Class A common stock pursuant to employee tax withholding obligations and strike price settlement upon exercise of unit appreciation rights and vesting of restricted stock units pursuant to terms of the Company’s 2021 Omnibus Equity Incentive Plan.
(2) Includes the repurchase by the Company of 429,996 shares of our Class A common stock for an average price per share of $48.956 through open market transactions during the three months ended July 28, 2024 as part of the Repurchase Program (as defined in Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Item 408(a) of Regulation S-K requires the Company to disclose whether any of its directors or officers have adopted or terminated (i) any trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); and/or (ii) any written trading arrangement that meets the requirements of a “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K. During the quarter ended July 28, 2024, the following activity occurred requiring disclosure under Item 408(a) of Regulation S-K.
Laura K. Schneider, Chief Human Resources Officer, adopted a new trading arrangement on July 12, 2024 providing for the sale of up to 195,695 aggregate shares of the Company’s Class A common stock between October 11, 2024 and April 11, 2025.
Jeffrey D. Giles, EVP Corporate Development, adopted a new trading arrangement on July 11, 2024 providing for the sale of up to 25,000 aggregate shares of the Company’s Class A common stock between October 11, 2024 and April 11, 2025.
Margaret M. Newman, Director, adopted a new trading arrangement on June 28, 2024 providing for the sale of up to 54,123 aggregate shares of the Company’s Class A common stock between September 27, 2024 and March 27, 2025.
Mark R. Witkowski, Chief Financial Officer, adopted a new trading arrangement on July 11, 2024 providing for the sale of up to 150,000 aggregate shares of the Company’s Class A common stock between October 10, 2024 and April 10, 2025.
Stephen O. LeClair, Chair of the Board and Chief Executive Officer, adopted a new trading arrangement on July 11, 2024 providing for the sale of up to 200,000 aggregate shares of the Company’s Class A common stock between October 11, 2024 and April 11, 2025.
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

10.2†
Employment Agreement, dated as of July 5, 2024, by and between Core & Main LP and Michael G. Huebert (incorporated by reference to Exhibit 10.1 to Core & Main’s Current Report on Form 8-K filed July 8, 2024).

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

Date: September 4, 2024	CORE & MAIN, INC.

	By:	/s/ Stephen O. LeClair
Name: Stephen O. LeClair
Title: Chair of the Board, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark R. Witkowski
Name: Mark R. Witkowski
Title: Chief Financial Officer
(Principal Financial Officer)