Form 10-Q
period 2024-10-27
Core & Main, Inc.
filed 2024-12-03
CIK 1856525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 27, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 29, 2024, there were 190,189,434 shares of the registrant’s Class A common stock, par value $0.01 per share, and 8,483,709 shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding.

Table of Contents

PAGE
Cautionary Note Regarding Forward-Looking Statements	3
Part I - Financial Information
Item 1. Financial Statements (unaudited)	5
Condensed Consolidated Balance Sheets as of October 27, 2024 and January 28, 2024 (unaudited)	5
Condensed Consolidated Statements of Operations for the three and nine month periods ended October 27, 2024 and October 29, 2023 (unaudited)	6
Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended October 27, 2024 and October 29, 2023 (unaudited)	7
Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and nine month periods ended October 27, 2024 and October 29, 2023 (unaudited)	8
Condensed Consolidated Statements of Cash Flows for the nine month periods ended October 27, 2024 and October 29, 2023 (unaudited)	10
Notes to the Condensed Consolidated Financial Statements (unaudited)	11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures about Market Risk	37
Item 4. Controls and Procedures	38

Part II - Other Information
Item 1. Legal Proceedings	39
Item 1A. Risk Factors	39
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3. Defaults Upon Senior Securities	39
Item 4. Mine Safety Disclosures	39
Item 5. Other Information	40
Item 6. Exhibits	41
Signatures	42

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CORE & MAIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Amounts in millions (except share and per share data), unaudited

	October 27, 2024	January 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$10	$1
Receivables, net of allowance for credit losses of $19 and $12, respectively	1,378	973
Inventories	950	766
Prepaid expenses and other current assets	43	33
Total current assets	2,381	1,773
Property, plant and equipment, net	167	151
Operating lease right-of-use assets	220	192
Intangible assets, net	964	784
Goodwill	1,884	1,561
Deferred income taxes	555	542
Other assets	44	66
Total assets	$6,215	$5,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$23	$15
Accounts payable	782	504
Accrued compensation and benefits	112	106
Current operating lease liabilities	63	55
Other current liabilities	134	94
Total current liabilities	1,114	774
Long-term debt	2,384	1,863
Non-current operating lease liabilities	158	138
Deferred income taxes	85	48
Tax receivable agreement liabilities	702	706
Other liabilities	22	16
Total liabilities	4,465	3,545
Commitments and contingencies
Class A common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 190,189,434 and 191,663,608 shares issued and outstanding as of October 27, 2024 and January 28, 2024, respectively	2	2
Class B common stock, par value $0.01 per share, 500,000,000 shares authorized, 8,483,709 and 9,630,186 shares issued and outstanding as of October 27, 2024 and January 28, 2024, respectively	—	—
Additional paid-in capital	1,213	1,214
Retained earnings	433	189
Accumulated other comprehensive income	23	46
Total stockholders’ equity attributable to Core & Main, Inc.	1,671	1,451
Non-controlling interests	79	73
Total stockholders’ equity	1,750	1,524
Total liabilities and stockholders’ equity	$6,215	$5,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in millions (except share and per share data), unaudited

	Three Months Ended		Nine Months Ended
	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023

Net sales	$2,038	$1,827	$5,743	$5,262
Cost of sales	1,495	1,333	4,214	3,828
Gross profit	543	494	1,529	1,434
Operating expenses:
Selling, general and administrative	274	240	799	701
Depreciation and amortization	46	37	135	109
Total operating expenses	320	277	934	810
Operating income	223	217	595	624
Interest expense	36	20	106	59
Income before provision for income taxes	187	197	489	565
Provision for income taxes	47	39	122	110
Net income	140	158	367	455
Less: net income attributable to non-controlling interests	7	46	20	147
Net income attributable to Core & Main, Inc.	$133	$112	$347	$308

Earnings per share
Basic	$0.69	$0.65	$1.81	$1.81
Diluted	$0.69	$0.65	$1.79	$1.80
Number of shares used in computing EPS
Basic	191,538,672	170,999,291	192,173,529	169,989,859
Diluted	201,165,553	224,686,413	202,146,712	232,485,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Amounts in millions, unaudited

	Three Months Ended		Nine Months Ended
	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023

Net income	$140	$158	$367	$455
Net interest rate swap loss, net of tax benefit (expense) of $3, $(1), $8 and $(1), respectively	(9)	(4)	(24)	(4)
Total comprehensive income	131	154	343	451
Less: comprehensive income attributable to non-controlling interests	7	45	19	145
Total comprehensive income attributable to Core & Main, Inc.	$124	$109	$324	$306
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Amounts in millions (except share data), unaudited

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total Stockholders’ Equity
Balances at January 28, 2024	191,663,608	$2	9,630,186	$—	$1,214	$189	$46	$73	$1,524
Net income	—	—	—	—	—	95	—	6	101
Equity-based compensation	—	—	—	—	3	—	—	—	3
Net interest rate swap gain, net of tax	—	—	—	—	—	—	17	1	18
Distributions to non-controlling interest holders	—	—	—	—	(2)	—	—	(2)	(4)
Exchange of Partnership Interests and Class B Shares for Class A Shares	812,612	—	(816,654)	—	4	—	—	(4)	—
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	13	—	—	—	13
Establishment of Tax Receivable Agreement liabilities	—	—	—	—	(10)	—	—	—	(10)
Tax withholdings under equity-based compensation plans	—	—	—	—	(2)	—	—	—	(2)
Activity under equity-based compensation plans, net of tax withholdings	158,097	—	—	—	1	—	—	—	1
Balances at April 28, 2024	192,634,317	2	8,813,532	—	1,221	284	63	74	1,644
Net income	—	—	—	—	—	119	—	7	126
Equity-based compensation	—	—	—	—	4	—	—	—	4
Net interest rate swap loss, net of tax	—	—	—	—	—	—	(31)	(2)	(33)
Distributions to non-controlling interest holders	—	—	—	—	(1)	—	—	(1)	(2)
Repurchase and Retirement of equity interests	(429,996)	—	—	—	(3)	(18)	—	—	(21)
Exchange of Partnership Interests and Class B Shares for Class A Shares	326,889	—	(329,823)	—	2	—	—	(2)	—
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	5	—	—	—	5
Establishment of Tax Receivable Agreement liabilities	—	—	—	—	(4)	—	—	—	(4)
Activity under equity-based compensation plans, net of tax withholdings	111,479	—	—	—	1	—	—	—	1
Balances at July 28, 2024	192,642,689	2	8,483,709	—	1,225	385	32	76	1,720
Net income	—	—	—	—	—	133	—	7	140
Equity-based compensation	—	—	—	—	4	—	—	—	4
Net interest rate swap loss, net of tax	—	—	—	—	—	—	(9)	—	(9)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(1)	(1)
Repurchase and Retirement of equity interests	(2,460,487)	—	—	—	(12)	(85)	—	(3)	(100)
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	(3)	—	—	—	(3)
Establishment of Tax Receivable Agreement liabilities	—	—	—	—	(1)	—	—	—	(1)
Activity under equity-based compensation plans, net of tax withholdings	7,232	—	—	—	—	—	—	—	—
Balances at October 27, 2024	190,189,434	$2	8,483,709	$—	$1,213	$433	$23	$79	$1,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total Stockholders’ Equity
Balances at January 29, 2023	172,765,161	$2	73,229,675	$1	$1,241	$458	$45	$663	$2,410
Net income	—	—	—	—	—	86	—	47	133
Equity-based compensation	—	—	—	—	1	—	—	1	2
Net interest rate swap loss, net of tax	—	—	—	—	—	—	(5)	(3)	(8)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(17)	(17)
Repurchase and Retirement of Class A and Class B shares and corresponding Partnership Interest	(9,377,183)	—	(5,622,817)	—	(83)	(141)	—	(108)	(332)
Exchange of Partnership Interests and Class B Shares for Class A Shares	2,325,080	—	(2,325,080)	—	18	—	1	(19)	—
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	18	—	—	—	18
Establishment of Tax Receivable Agreement liabilities	—	—	—	—	(14)	—	—	—	(14)
Activity under equity-based compensation plans, net of tax withholdings	93,460	—	—	—	—	—	—	—	—
Balances at April 30, 2023	165,806,518	2	65,281,778	1	1,181	403	41	564	2,192
Net income	—	—	—	—	—	110	—	54	164
Equity-based compensation	—	—	—	—	2	—	—	1	3
Net interest rate swap gain, net of tax	—	—	—	—	—	—	6	2	8
Distributions to non-controlling interest holders	—	—	—	—	(2)	—	—	(10)	(12)
Repurchase and Retirement of Class A and Class B shares and corresponding Partnership Interest	(3,125,728)	—	(1,874,272)	—	(32)	(66)	—	(43)	(141)
Exchange of Partnership Interests and Class B Shares for Class A Shares	5,770,323	—	(5,773,493)	—	48	—	2	(50)	—
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	45	—	—	—	45
Establishment of Tax Receivable Agreement liabilities	—	—	—	—	(47)	—	—	—	(47)
Activity under equity-based compensation plans, net of tax withholdings	139,877	—	—	—	1	—	—	—	1
Balances at July 30, 2023	168,590,990	2	57,634,013	1	1,196	447	49	518	2,213
Net income	—	—	—	—	—	112	—	46	158
Equity-based compensation	—	—	—	—	2	—	—	1	3
Net interest rate swap gain, net of tax	—	—	—	—	—	—	(3)	(1)	(4)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(7)	(7)
Repurchase and Retirement of Class A and Class B shares and corresponding Partnership Interest	(3,125,728)	—	(1,874,272)	—	(35)	(68)	—	(42)	(145)
Exchange of Partnership Interests and Class B Shares for Class A Shares	7,847,494	—	(7,870,014)	(1)	67		3	(69)	—
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	65	—	—	—	65
Establishment of Tax Receivable Agreement liabilities	—	—	—	—	(68)	—	—	—	(68)
Activity under equity-based compensation plans, net of tax withholdings	27,249	—	—	—	—	—	—	—	—
Balances at October 29, 2023	173,340,005	$2	47,889,727	$—	$1,227	$491	$49	$446	$2,215
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in millions, unaudited

	Nine Months Ended
	October 27, 2024	October 29, 2023
Cash Flows From Operating Activities:
Net income	$367	$455
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	144	114
Equity-based compensation expense	11	8
Deferred income tax expense	9	6
Other	10	5
Changes in assets and liabilities:
(Increase) decrease in receivables	(316)	(236)
(Increase) decrease in inventories	(77)	256
(Increase) decrease in other assets	(8)	1
Increase (decrease) in accounts payable	235	157
Increase (decrease) in accrued liabilities	11	9
Net cash provided by operating activities	386	775
Cash Flows From Investing Activities:
Capital expenditures	(24)	(34)
Acquisitions of businesses, net of cash acquired	(722)	(151)
Other	(11)	3
Net cash used in investing activities	(757)	(182)
Cash Flows From Financing Activities:
Repurchase and retirement of equity interests	(121)	(618)
Distributions to non-controlling interest holders	(9)	(33)
Payments pursuant to Tax Receivable Agreements	(11)	(5)
Borrowings on asset-based revolving credit facility	715	235
Repayments on asset-based revolving credit facility	(910)	(235)
Issuance of long-term debt	750	—
Repayments of long-term debt	(17)	(11)
Debt issuance costs	(14)	—
Other	(3)	(2)
Net cash provided by (used in) financing activities	380	(669)
Increase (decrease) in cash and cash equivalents	9	(76)
Cash and cash equivalents at the beginning of the period	1	177
Cash and cash equivalents at the end of the period	$10	$101

Cash paid for interest (excluding effects of interest rate swap)	$141	$89
Cash paid for taxes	107	82
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in millions, except as noted, unaudited
1)    BASIS OF PRESENTATION & DESCRIPTION OF BUSINESS
Business and Organization
Core & Main, Inc. (“Core & Main” and collectively with its subsidiaries, the “Company”) is a leader in advancing reliable infrastructure with local service, nationwide. As a leading specialized distributor with a focus on water, wastewater, storm drainage and fire protection products and related services, the Company provides solutions to municipalities, private water companies and professional contractors across municipal, non-residential and residential end markets, nationwide. The Company’s specialty products and services are used in the maintenance, repair, replacement, and construction of water and fire protection infrastructure. The Company reaches customers through a network of approximately 350 branches across 49 states. The Company’s products include pipes, valves, fittings, storm drainage products, fire protection products, meter products and other products. The Company has complemented its core products through additional offerings, including smart meter systems, fusible high-density polyethylene (“fusible HDPE”) piping solutions, specifically engineered treatment plant products and geosynthetics and erosion control products. The Company’s services and capabilities allow for integration with customers and form part of their sourcing and procurement function. Substantially all of the Company’s long-lived assets are located within the United States (“U.S.”).
Core & Main is a holding company that indirectly owns Core & Main LP through its ownership interest in Core & Main Holdings, LP (“Holdings”). Core & Main’s primary material assets are its direct and indirect ownership interest in Holdings and deferred tax assets associated with such ownership.
Secondary Offerings and Repurchase Transactions
On June 12, 2024, the Company’s board of directors authorized a share repurchase program (the “Repurchase Program”), pursuant to which the Company may purchase up to $500 million of the Company’s Class A common stock. Shares repurchased under the Repurchase Program are retired immediately and are accounted for as a decrease to stockholders’ equity. For the nine months ended October 27, 2024, the Company repurchased 2,890,483 shares of Class A common stock for a total of $121 million through open market transactions.
During the fiscal year ended January 28, 2024 (“fiscal 2023”), secondary public offerings of Class A common stock were completed by certain selling stockholders (the “Selling Stockholders”) affiliated with Clayton, Dubilier & Rice, LLC (“CD&R”). As part of the secondary public offerings, the Selling Stockholders sold to the public (i) existing shares of our Class A common stock and (ii) shares of Class A common stock received in exchange for an equal number of limited partner interests of Holdings (“Partnership Interests”), together with the retirement of a corresponding number of shares of our Class B common stock. Below is a summary of the secondary public offerings completed during fiscal 2023 (the “Secondary Offerings”).

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
Shareholder Ownership
The shareholder ownership as of October 27, 2024 includes the following:
•the shareholders of Core & Main, excluding Core & Main Management Feeder, LLC (“Management Feeder”), collectively held 190,188,888 shares of Class A common stock;
•Core & Main, directly or indirectly through our wholly-owned subsidiary, held 190,189,434 Partnership Interests; and
•Management Feeder held 546 shares of Class A common stock, 8,483,709 Partnership Interests and 8,483,709 shares of Class B common stock.
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
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. Each of the three months ended October 27, 2024 and three months ended October 29, 2023 included 13 weeks and each of the nine months ended October 27, 2024 and nine months ended October 29, 2023 included 39 weeks. The current fiscal year ending February 2, 2025 (“fiscal 2024”) will include 53 weeks.

Estimates
Management has made a number of estimates and assumptions relating to the reporting of certain assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses in preparing the elements of these financial statements in conformity with U.S. GAAP. Actual results could differ from these estimates.
Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 to the audited consolidated financial statements in our 2023 Annual Report on Form 10-K. There have been no significant changes to these policies which have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes during the three and nine months ended October 27, 2024.
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
Disaggregation of Income Statement Expenses - In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses” (“ASU 2024-03”). The new guidance requires additional disclosure related to the disaggregation of income statement expense categories. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The adoption of ASU 2024-03 is expected to result in additional disclosures and the Company is currently evaluating the effect this standard will have on the consolidated financial statements.
3)    REVENUE
Disaggregation of Revenue
The following table represents net sales disaggregated by product category:

	Three Months Ended		Nine Months Ended
Product Category	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Pipes, valves & fittings products	$1,386	$1,222	$3,884	$3,579
Storm drainage products	327	290	886	783
Fire protection products	145	170	455	513
Meter products	180	145	518	387
Total net sales	$2,038	$1,827	$5,743	$5,262

4)    ACQUISITIONS
The Company made various acquisitions during the nine months ended October 27, 2024 (the “Fiscal 2024 Acquisitions”) and the nine months ended October 29, 2023 (the "Fiscal 2023 Acquisitions") with an aggregate transaction value of $748 million and $161 million, subject to working capital adjustments, respectively. These transactions were funded with cash and borrowings under the Senior Term Loan Credit Facility (as defined in Note 6).
Fiscal 2024 Acquisitions
•On September 16, 2024, the Company acquired certain assets and assumed certain liabilities of Green Equipment Company (“Green Equipment”). Green Equipment has one location and is a provider of underground utility protection equipment.
•On September 9, 2024, the Company acquired certain assets and assumed certain liabilities of GroGreen Solutions Georgia, LLC (“GroGreen”). GroGreen has four locations and is a provider of erosion control products.
•On August 12, 2024, the Company acquired certain assets and assumed certain liabilities of HM Pipe Products LP and HM Pipe Products Kitchner LP (collectively, “HM Pipe Products”). HM Pipe Products has two locations and is a Canadian distributor of water and wastewater products.
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

	Fiscal 2024 Acquisitions(1)	Fiscal 2023 Acquisitions
Cash	$31	$5
Receivables	93	28
Inventories	113	38
Intangible assets	277	76
Goodwill	322	17
Property, plant and equipment	16	24
Operating lease right-of-use assets	22	7
Other assets, current and non-current	2	4
Total assets acquired	876	199
Accounts payable	42	9
Deferred income taxes	39	8
Operating lease liabilities, current and non-current	22	7
Deferred consideration	13	10
Other liabilities, current and non-current	7	6
Net assets acquired	$753	$159
(1) Amounts include the preliminary purchase price allocation of Dana Kepner net assets of $259 million to goodwill, $184 million to intangible assets, $91 million to net working capital, $29 million to cash and $8 million to fixed assets. Additionally, includes a deferred income tax liability of $34 million for the Dana Kepner acquisition.
The net outflow of cash in respect of the purchase of businesses is as follows:

	Fiscal 2024 Acquisitions	Fiscal 2023 Acquisitions
Net assets acquired	$753	$159
Less: Working capital adjustment	—	(3)
Less: Cash acquired in acquisition	(31)	(5)
Total consideration, net of cash; investing cash outflow	$722	$151
In the above transactions, to the extent applicable, the excess of purchase price over net tangible and intangible assets acquired resulted in goodwill, which represents the assembled workforce and anticipated long-term growth in new markets, customers and products. Goodwill of $238 million and $3 million associated with the Fiscal 2024 Acquisitions and Fiscal 2023 Acquisitions, respectively, are fully deductible by the Company for U.S. income tax purposes.
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
The other intangible assets primarily consist of trademark intangible assets that represent the value associated with the brand names in place at the date of the applicable closing.

A summary of the intangible asset acquired and assumptions utilized in the valuation for the Fiscal 2024 Acquisitions and Fiscal 2023 Acquisitions is as follows:

	Intangible Asset Amount	Weighted Average Amortization Period	Weighted Average Discount Rate	Weighted Average Attrition Rate
Customer Relationships
Fiscal 2024 Acquisitions (1)	$272	10 years	13.5%	12.4%
Fiscal 2023 Acquisitions	76	10 years	16.2%	12.6%

Other Intangible Assets
Fiscal 2024 Acquisitions	$5	5 years	13.6%	N/A
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

	Three Months Ended	Nine Months Ended
	October 29, 2023	October 27, 2024	October 29, 2023
Net sales	$1,915	$5,772	$5,519
Net income	156	368	448
As a result of integration of the Dana Kepner acquisition with existing operations of the Company it is impracticable to identify the discrete financial performance associated with the Dana Kepner acquisition. As such, the Company has not presented the post-acquisition net sales and net income for the Dana Kepner acquisition.

5)    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The carrying amount of the Company’s goodwill included in its Balance Sheets is as follows:

	October 27, 2024	January 28, 2024
Gross Goodwill	$1,884	$1,561
Accumulated Impairment	—	—
Net Goodwill	$1,884	$1,561
The changes in the carrying amount of goodwill are as follows:

Nine Months Ended
October 27, 2024
Beginning Balance	$1,561
Goodwill acquired during the year	322
Goodwill adjusted during the year	1
Ending balance	$1,884
Goodwill acquired during the nine months ended October 27, 2024 was related to the Fiscal 2024 Acquisitions, as further described in Note 4.
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
Intangible Assets
The Company’s intangible assets included in its Balance Sheets consist of the following:

	October 27, 2024			January 28, 2024
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Customer relationships	$1,768	$829	$939	$1,496	$718	$778
Other intangible assets	30	5	25	10	4	6
Total	$1,798	$834	$964	$1,506	$722	$784
Amortization expense related to intangible assets was as follows:

	Three Months Ended		Nine Months Ended
	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Amortization expense	$39	$31	$112	$91
The estimated aggregate amortization expense on intangible assets owned by the Company for the remainder of fiscal 2024 and the next four full fiscal years is expected to be as follows:

Fiscal 2024	$39
Fiscal 2025	147
Fiscal 2026	137
Fiscal 2027	129
Fiscal 2028	119

6)    DEBT
Debt consisted of the following:

	October 27, 2024		January 28, 2024
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
Senior Term Loan due July 2028	$15	$—	$15	$—
Senior Term Loan due February 2031	8	—	—	—
	23	—	15	—
Long-term debt:
Senior ABL Credit Facility due February 2029	235	—	430	—
Senior Term Loan due July 2028	1,436	13	1,448	15
Senior Term Loan due February 2031	736	10	—	—
	2,407	23	1,878	15
Total	$2,430	$23	$1,893	$15
The Company’s debt obligations as of October 27, 2024 include the following debt agreements:
Senior Term Loan Credit Facility
On July 27, 2021, Core & Main LP entered into a Senior Term Loan Credit Facility (as defined herein) under which it can incur tranches of indebtedness. On May 21, 2024, Core & Main LP amended the terms of the $1,500 million senior term loan (as amended, the “2028 Senior Term Loan”), in order to reduce the effective applicable margin from 2.60% to 2.00%. The 2028 Senior Term Loan principal balance did not change, still matures on July 27, 2028 and requires quarterly principal payments on the last business day of each fiscal quarter in an amount equal to approximately 0.25% of the original principal amount. The remaining balance is payable upon final maturity of the 2028 Senior Term Loan on July 27, 2028. The 2028 Senior Term Loan bears interest at a rate equal to (i) term secured overnight financing rate (“Term SOFR”) plus, in each case, an effective applicable margin of 2.00% or (ii) the base rate, which will be the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) the overnight federal funds rate plus 0.50% per annum and (z) one-month Term SOFR (adjusted for maximum reserves) plus 1.00% per annum, plus, in each case, an applicable margin of 1.50%. The 2028 Senior Term Loan is subject to a Term SOFR “floor” of 0.00%. The weighted average interest rate, excluding the effect of the interest rate swap, of Core & Main LP’s outstanding borrowings under the 2028 Senior Term Loan as of October 27, 2024 was 6.86%. See further discussion of the interest rate swap below. Based on quotes from financial institutions (i.e., level 2 of the fair value hierarchy), the fair value of the 2028 Senior Term Loan was $1,449 million as of October 27, 2024.
On February 9, 2024, Core & Main LP entered into an additional $750 million senior term loan, which matures on February 9, 2031 (the “2031 Senior Term Loan” and, together with the 2028 Senior Term Loan, the “Senior Term Loan Credit Facility”). The 2031 Senior Term Loan requires quarterly principal payments, payable on the last business day of each fiscal quarter in an amount equal to approximately 0.25% of the original principal amount of the 2031 Senior Term Loan. The remaining balance is payable upon final maturity of the 2031 Senior Term Loan on February 9, 2031. The 2031 Senior Term Loan bears interest at a rate equal to (i) Term SOFR plus, in each case, an applicable margin of 2.25% or (ii) an alternate base rate plus an applicable margin of 1.25%. The 2031 Senior Term Loan is subject to a Term SOFR “floor” of 0.00%. The weighted average interest rate, excluding the effect of the interest rate swap, of Core & Main LP’s outstanding borrowings under the 2031 Senior Term Loan as of October 27, 2024 was 7.11%. See further discussion of the interest rate swap below. Based on quotes from financial institutions (i.e., level 2 of the fair value hierarchy), the fair value of the 2031 Senior Term Loan was $747 million as of October 27, 2024.

Asset-Based Credit Facility
On February 9, 2024, Core & Main LP amended the terms of the credit agreement governing its senior asset-based revolving credit facility (as amended, the “Senior ABL Credit Facility”) in order to, among other things, extend the maturity from July 27, 2026 to February 9, 2029 and amend the credit agreement governing the Senior ABL Credit Facility to the extent necessary or appropriate to reflect the extension of the amended maturity. The Senior ABL Credit Facility has a borrowing capacity of up to $1,250 million, subject to borrowing base availability. Borrowings under the Senior ABL Credit Facility bear interest at either a Term SOFR rate plus an applicable margin ranging from 1.25% to 1.75%, or an alternate base rate plus an applicable margin ranging from 0.25% to 0.75%, depending on the borrowing capacity under the Senior ABL Credit Facility. Additionally, Core & Main LP pays a fee of 0.25% on unfunded commitments under the Senior ABL Credit Facility. As of October 27, 2024 and January 28, 2024 there were $235 million and $430 million amounts outstanding, respectively, under the Senior ABL Credit Facility with a weighted average interest rate of 6.20% as of October 27, 2024.
The aforementioned debt agreements include customary affirmative and negative covenants, which include, among other things, restrictions on Core & Main LP’s ability to make distributions, pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. The Senior Term Loan Credit Facility may require accelerated repayment based upon cash flows generated in excess of operating and investing requirements when the Consolidated Secured Leverage Ratio (as defined in the agreement governing the Senior Term Loan Credit Facility) is greater than or equal to 3.25. In addition, the Senior ABL Credit Facility requires Core & Main LP to comply with a consolidated fixed charge coverage ratio of greater than or equal to 1.00 when availability under the Senior ABL Credit Facility is less than 10.0% of the lesser of (i) the then applicable borrowing base or (ii) the then aggregate effective commitments. The Company was in compliance with all debt covenants as of October 27, 2024.
Substantially all of Core & Main LP’s assets are pledged as collateral for the Senior Term Loan Credit Facility and the Senior ABL Credit Facility.
The aggregate amount of debt payments for the remainder of fiscal 2024 and the next four full fiscal years are as follows:

Fiscal 2024	$6
Fiscal 2025	23
Fiscal 2026	23
Fiscal 2027	23
Fiscal 2028	1,410
Interest Rate Swaps
Core & Main LP entered into an instrument in which it makes payments to a third party based upon a fixed interest rate of 0.693% and receives payments based upon the one-month Term SOFR rate. The interest rate swap has a notional amount of $800 million as of October 27, 2024. The notional amount decreases to $700 million on July 27, 2025 through the instrument maturity on July 27, 2026. This instrument is intended to reduce the Company's exposure to variable interest rates under the Senior Term Loan Credit Facility. As of October 27, 2024, this instrument resulted in an effective fixed rate of 2.693%, based upon the 0.693% fixed rate plus an effective applicable margin of 2.00%.
On February 12, 2024, Core & Main LP entered into an additional instrument pursuant to which it will make payments to a third party based upon a fixed interest rate of 3.913% and receive payments based upon the one-month Term SOFR rate. The interest rate swap has a starting notional amount of $750 million that increases to $1,500 million on July 27, 2026 through the instrument maturity on July 27, 2028. The instrument is intended to reduce the Company’s exposure to variable interest rates under the Senior Term Loan Credit Facility. As of October 27, 2024, this instrument resulted in an effective fixed rate of 6.163%, based upon the 3.913% fixed rate plus an effective applicable margin of 2.25%.
The fair value of these cash flow interest rate swaps was a $44 million asset and a $9 million liability as of October 27, 2024, which is included within other assets and other current liabilities, respectively, in the Balance Sheet. The aggregate fair value of these cash flow interest rate swaps was a $67 million asset as of January 28, 2024, which is included within other assets in the Balance Sheet.

	Three Months Ended		Nine Months Ended
Accumulated Other Comprehensive Income	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Beginning of period balance	$33	$70	$48	$70
Measurement adjustment (loss) gain for interest rate swap	(1)	8	5	29
Reclassification of (income) to interest expense	(11)	(11)	(37)	(32)
Tax benefit (expense) on interest rate swap adjustments
Measurement adjustment (loss) gain for interest rate swap	—	(1)	(1)	(5)
Reclassification of (income) to interest expense	3	—	9	4
End of period balance	$24	$66	$24	$66
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
As of October 27, 2024, the Company estimates $29 million of the cash flow interest rate swap gains will be reclassified from accumulated other comprehensive income into earnings over the next 12 months.
7)    INCOME TAXES
For the three months ended October 27, 2024 and October 29, 2023, the Company’s effective tax rate was 25.1% and 19.8%, respectively. For the nine months ended October 27, 2024 and October 29, 2023, the Company's effective tax rate was 24.9% and 19.5%, respectively. The variation between the Company's estimated effective tax rate and the U.S. and state statutory rates for the three and nine months ended October 29, 2023 is primarily due to the portion of the Company's earnings attributable to non-controlling interests. The effective tax rate for the three and nine months ended October 27, 2024 increased primarily due to a substantial decrease in the non-controlling interest ownership that increased the allocation of net income to taxable entities.
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
The Company recorded payables to related parties pursuant to the Tax Receivable Agreements of $721 million and $717 million as of October 27, 2024 and January 28, 2024, respectively. Payments under the Tax Receivable Agreements within the next 12 months are expected to be $19 million, which is included within other current liabilities in the Balance Sheet.
The actual amount and timing of any payments under the Tax Receivable Agreements will vary depending upon a number of factors, including the timing of exchanges by the holders of Partnership Interests, the amount of gain recognized by such holders of Partnership Interests, the amount and timing of the taxable income the Company generates in the future and the federal tax rates then applicable. Assuming (i) that Management Feeder exchanged all of its remaining Partnership Interests at $45.20 per share of our Class A common stock (the closing stock price on October 25, 2024), (ii) no material changes in relevant tax law, (iii) a constant corporate tax rate of 25.1%, which represents a pro forma tax rate that includes a provision for U.S. federal income taxes and assumes the highest statutory rate apportioned to each state and local jurisdiction and (iv) that the Company earns sufficient taxable income in each year to realize on a current basis all tax benefits, the Company would recognize an additional deferred tax asset (subject to offset with existing deferred tax liabilities) of approximately $111 million and a liability of approximately $94 million, payable over the life of the Continuing Limited Partners Tax Receivable Agreement. The full exchange will also decrease Core & Main's aforementioned deferred tax asset associated with its investment in Holdings by $6 million. The foregoing amounts are estimates and subject to change.

8)    SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Receivables
Receivables consisted of the following:

	October 27, 2024	January 28, 2024
Trade receivables, net of allowance for credit losses	$1,261	$888
Supplier rebate receivables	117	85
Receivables, net of allowance for credit losses	$1,378	$973
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following:

	October 27, 2024	January 28, 2024
Accrued bonuses and commissions	$79	$82
Other compensation and benefits	33	24
Accrued compensation and benefits	$112	$106
Leases
The table below presents cash and non-cash impacts associated with leases:

	Nine Months Ended
	October 27, 2024	October 29, 2023
Operating cash flow payments for operating lease liabilities	$47	$40
Operating cash flow payments for non-lease components	24	18

Right-of-use assets obtained in exchange for new operating lease liabilities	$53	$43
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
Depreciation Expense
Depreciation expense is classified within cost of sales and depreciation and amortization within the Statement of Operations. Depreciation expense related to property, plant and equipment, including capitalized software, was as follows:

	Three Months Ended		Nine Months Ended
	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Depreciation expense	$9	$7	$26	$20

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

	Partnership Interests			Ownership Percentage
	Core & Main	Management Feeder	Total	Core & Main	Management Feeder	Total
Balances as of January 28, 2024	191,663,608	9,243,276	200,906,884	95.4%	4.6%	100.0%
Retirement of Partnership Interests	(2,890,483)	—	(2,890,483)	(0.1)	0.1	—
Issuance of Partnership Interests	276,808	—	276,808	—	—	—
Exchange of Partnership Interests	1,139,501	(1,146,477)	(6,976)	0.6	(0.6)	—
Vesting of Partnership Interests	—	164,614	164,614	(0.1)	0.1	—
Balances as of October 27, 2024	190,189,434	8,261,413	198,450,847	95.8%	4.2%	100.0%

10)    BASIC AND DILUTED EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per share for the three and nine months ended October 27, 2024 and October 29, 2023.
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

	Three Months Ended		Nine Months Ended
Basic earnings per share:	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Net income	$140	$158	$367	$455
Net income attributable to non-controlling interests	7	46	20	147
Net income available to Class A common stock	133	112	347	308
Weighted average shares outstanding	191,538,672	170,999,291	192,173,529	169,989,859
Net income per share	$0.69	$0.65	$1.81	$1.81
Diluted earnings per share:
Net income available to common shareholders - basic	$133	$112	$347	$308
Increase to net income attributable to dilutive instruments	5	34	15	110
Net income available to common shareholders - diluted	138	146	362	418
Weighted average shares outstanding - basic	191,538,672	170,999,291	192,173,529	169,989,859
Incremental shares of common stock attributable to dilutive instruments	9,626,881	53,687,122	9,973,183	62,495,881
Weighted average shares outstanding - diluted	201,165,553	224,686,413	202,146,712	232,485,740
Net income per share - diluted	$0.69	$0.65	$1.79	$1.80
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
Overview
Core & Main, Inc. (“Core & Main” and collectively with its subsidiaries, the “Company”) is a leader in advancing reliable infrastructure with local service, nationwide. As a leading specialized distributor with a focus on water, wastewater, storm drainage and fire protection products, and related services, we provide solutions to municipalities, private water companies and professional contractors across municipal, non-residential and residential end markets, nationwide. Our specialty products and services are used primarily in the maintenance, repair, replacement and new construction of water, wastewater, storm drainage and fire protection infrastructure. We reach customers through a network of approximately 350 branches across 49 states. Our products include pipes, valves, fittings, storm drainage products, fire protection products, meter products and other products. We complement our core products through additional offerings, including smart meter systems, fusible high-density polyethylene (“fusible HDPE “) piping solutions, specifically engineered treatment plant products, geosynthetics and erosion control products. Our services and capabilities allow for integration with customers and form part of their sourcing and procurement function.
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
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. Each of the three months ended October 27, 2024 and three months ended October 29, 2023 included 13 weeks and each of the nine months ended October 27, 2024 and nine months ended October 29, 2023 included 39 weeks. The current fiscal year ending February 2, 2025 (“fiscal 2024”) will include 53 weeks.
Significant Events During the Nine Months Ended October 27, 2024
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
On June 12, 2024, the Company’s board of directors authorized a share repurchase program (the “Repurchase Program”), pursuant to which the Company may purchase up to $500 million of the Company’s Class A common stock. Shares repurchased under the Repurchase Program are retired immediately and are accounted for as a decrease to stockholders’ equity. For the nine months ended October 27, 2024 the Company repurchased 2,890,483 shares of Class A common stock for a total of $121 million through open market transactions.
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
Interest Rates
Certain of our indebtedness, including borrowings under the Senior Term Loan Credit Facility (as defined in Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) and the Senior ABL Credit Facility are subject to variable rates of interest and expose us to interest rate risk. The Senior Term Loan Credit Facility and the Senior ABL Credit Facility each bear interest based on term secured overnight financing rate (“Term SOFR”). If interest rates increase, our debt service obligations on our variable-rate indebtedness will increase and our net income would decrease, even though the amount borrowed under the facilities remains the same. As of October 27, 2024, we had $2,430 million of outstanding variable-rate debt. We seek to mitigate our exposure to interest rate volatility through the entry into interest rate swap instruments, such as our interest rate swap, associated with borrowings under the Senior Term Loan Credit Facility, which effectively converts $800 million of our variable rate debt to fixed rate debt, with notional amount decreases to $700 million on July 27, 2025 through the instrument maturity on July 27, 2026. On February 12, 2024, Core & Main LP entered into an additional interest rate swap, associated with borrowings under the Senior Term Loan Credit Facility, that has a starting notional amount of $750 million that increases to $1,500 million on July 27, 2026 through the instrument maturity on July 27, 2028, which effectively converts our variable rate debt to fixed rate debt. Despite these efforts, unfavorable movement in interest rates may further result in higher interest expense and cash payments.

Acquisitions
In addition to our organic growth strategy, we opportunistically pursue strategic asset and business acquisitions to grow our business. Below is a summary of the acquisitions that closed during the nine months ended October 27, 2024 (the “Fiscal 2024 Acquisitions”) and the nine months ended October 29, 2023 (the "Fiscal 2023 Acquisitions") with an aggregate transaction value of $748 million and $161 million, subject to working capital adjustments, respectively.

	Product Lines	Closing Date
Fiscal 2024
Green Equipment Company	Pipes, Valves & Fittings; Meter products	September 2024
GroGreen Solutions Georgia, LLC	Storm Drainage	September 2024
HM Pipe Products LP and HM Pipe Products Kitchner LP	Pipes, Valves & Fittings; Storm Drainage	August 2024
Geothermal Supply Company Inc.	Pipes, Valves & Fittings	May 2024
EGW Utilities Inc.	Pipes, Valves & Fittings; Meter products	April 2024
NW Geosynthetics Inc.	Storm Drainage	April 2024
DKC Group Holdings, LLC	Pipes, Valves & Fittings; Storm Drainage; Meter products	March 2024
Eastern Supply Inc.	Storm Drainage	February 2024

Fiscal 2023
Lee Supply Company Inc. (“Lee Supply”)	Pipes, Values & Fittings; Storm Drainage; Meter products	January 2024
Granite Water Works Inc. (“Granite Water Works”)	Pipes, Values & Fittings; Storm Drainage; Meter products	December 2023
Enviroscape ECM, Ltd. (“Enviroscape”)	Storm Drainage	November 2023
J.W. D’Angelo Co.	Pipes, Valves & Fittings; Fire Protection; Storm Drainage	July 2023
Foster Supply, Inc.	Pipes, Valves & Fittings; Storm Drainage	July 2023
Midwest Pipe Supply Inc.	Pipes, Valves & Fittings; Storm Drainage	April 2023
UPSCO, Inc.	Pipes, Valves & Fittings; Meter products	April 2023
Landscape & Construction Supplies LLC	Storm Drainage	March 2023
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
Operating Expenses
Operating expenses are primarily comprised of selling, general and administrative costs, which include personnel expenses (salaries, wages, incentive compensation, benefits and payroll taxes), rent, insurance, utilities, professional fees, outbound freight, fuel and repair and maintenance.
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

Results of Operations
Three Months Ended October 27, 2024 Compared with Three Months Ended October 29, 2023
Amounts in millions (except per share data)

	Three Months Ended
	October 27, 2024	October 29, 2023

Net sales	$2,038	$1,827
Cost of sales	1,495	1,333
Gross profit	543	494
Operating expenses:
Selling, general and administrative	274	240
Depreciation and amortization	46	37
Total operating expenses	320	277
Operating income	223	217
Interest expense	36	20
Income before provision for income taxes	187	197
Provision for income taxes	47	39
Net income	140	158
Less: net income attributable to non-controlling interests	7	46
Net income attributable to Core & Main, Inc.	$133	$112
Earnings per share:
Basic	$0.69	$0.65
Diluted	$0.69	$0.65
Non-GAAP Financial Data:
Adjusted EBITDA	$277	$260
Net Sales
Net sales for the three months ended October 27, 2024 increased $211 million, or 11.5%, to $2,038 million compared with $1,827 million for the three months ended October 29, 2023. Net sales increased primarily due to acquisitions and comparably higher end-market volumes partially offset by slightly lower selling prices. Net sales increased for pipes, valves & fittings due to acquisitions and comparably higher end-market volumes partially offset by slightly lower selling prices. Net sales increased for storm drainage products due to acquisitions and our ability to drive the adoption of advanced storm water management systems. Net sales for fire protection products declined due to lower selling prices and comparably lower end-market volumes. Net sales of meter products benefited from our ability to drive the adoption of smart meter technology through municipalities, increased product availability and acquisitions.

	Three Months Ended
	October 27, 2024	October 29, 2023	Percentage Change

Pipes, valves & fittings products	$1,386	$1,222	13.4%
Storm drainage products	327	290	12.8%
Fire protection products	145	170	(14.7)%
Meter products	180	145	24.1%
Total net sales	$2,038	$1,827

Gross Profit
Gross profit for the three months ended October 27, 2024 increased $49 million, or 9.9%, to $543 million compared with $494 million for the three months ended October 29, 2023. Gross profit as a percentage of net sales for the three months ended October 27, 2024 was 26.6% compared with 27.0% for the three months ended October 29, 2023. The overall decline in gross profit as a percentage of net sales was primarily attributable to larger prior year benefits from strategic inventory investments during an inflationary period partially offset by favorable impacts from the execution of our gross margin initiatives and accretive acquisitions.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses for the three months ended October 27, 2024 increased $34 million, or 14.2%, to $274 million compared with $240 million during the three months ended October 29, 2023. The increase was generally attributable to acquisitions. Other SG&A costs increased slightly due to investments in growth and higher inflation. SG&A expenses as a percentage of net sales were 13.4% for the three months ended October 27, 2024 compared with 13.1% for the three months ended October 29, 2023. The increase was primarily attributable to acquisitions, investments in growth and inflationary cost impacts.
Depreciation and Amortization (“D&A”) Expense
D&A expense for the three months ended October 27, 2024 was $46 million compared with $37 million during the three months ended October 29, 2023. The increase was primarily attributable to recent acquisitions.
Operating Income
Operating income for the three months ended October 27, 2024 increased $6 million, or 2.8%, to $223 million compared with $217 million during the three months ended October 29, 2023. The increase in operating income was primarily attributable to higher gross profit partially offset by higher SG&A and amortization expenses.
Interest Expense
Interest expense was $36 million for the three months ended October 27, 2024 compared with $20 million for the three months ended October 29, 2023. The increase was primarily attributable to increased borrowings under the 2031 Senior Term Loan and the Senior ABL Credit Facility.
Provision for Income Taxes
The provision for income taxes for the three months ended October 27, 2024 increased $8 million, or 20.5%, to $47 million compared with $39 million for the three months ended October 29, 2023. The increase was primarily attributable to an increase in the effective tax rate and an increase in operating income. For the three months ended October 27, 2024 and October 29, 2023, our effective tax rate was 25.1% and 19.8%, respectively. The effective tax rate for each period reflects only the portion of net income that is attributable to taxable entities. The increase in the effective tax rate was primarily attributable to a decrease in the non-controlling interest ownership that increased the allocation of net income to taxable entities.
Net Income
Net income for the three months ended October 27, 2024 decreased $18 million, or 11.4%, to $140 million compared with $158 million for the three months ended October 29, 2023. The decrease in net income was primarily attributable to an increase in interest expense and income tax expense partially offset by an increase in operating income.
Net Income Attributable to Non-controlling Interests
Net income attributable to non-controlling interests for the three months ended October 27, 2024 decreased $39 million to $7 million compared with $46 million for the three months ended October 29, 2023. The decrease was primarily attributable to exchanges of Partnership Interests by non-controlling interest holders and a decline in net income.
Net Income Attributable to Core & Main, Inc.
Net income attributable to Core & Main, Inc. for the three months ended October 27, 2024 increased $21 million, or 18.8%, to $133 million compared with $112 million for the three months ended October 29, 2023. The increase was primarily attributable to a decreased allocation to non-controlling interest holders following exchanges of Partnership Interests partially offset by a decline in net income.

Earnings Per Share
The Class A common stock basic and diluted earnings per share for the three months ended October 27, 2024 both increased 6.2% to $0.69 compared with $0.65 for the three months ended October 29, 2023. The increase in basic earnings per share was attributable to an increase in net income attributable to Core & Main, Inc. partially offset by higher Class A share counts from exchanges of Partnership Interests. Diluted earnings per share increased due to lower share counts following the share repurchase transactions executed throughout fiscal 2023 and fiscal 2024 partially offset by a decline in net income.
Adjusted EBITDA
Adjusted EBITDA for the three months ended October 27, 2024 increased $17 million, or 6.5%, to $277 million compared with $260 million for the three months ended October 29, 2023. The increase in Adjusted EBITDA was primarily attributable to higher gross profit partially offset by higher SG&A expenses. For a reconciliation of Adjusted EBITDA to net income or net income attributable to Core & Main, Inc., the most comparable GAAP financial metric, as applicable, see “—Non-GAAP Financial Measures.”
Nine Months Ended October 27, 2024 Compared with Nine Months Ended October 29, 2023
Amounts in millions (except per share data)

	Nine Months Ended
	October 27, 2024	October 29, 2023

Net sales	$5,743	$5,262
Cost of sales	4,214	3,828
Gross profit	1,529	1,434
Operating expenses:
Selling, general and administrative	799	701
Depreciation and amortization	135	109
Total operating expenses	934	810
Operating income	595	624
Interest expense	106	59
Income before provision for income taxes	489	565
Provision for income taxes	122	110
Net income	367	455
Less: net income attributable to non-controlling interests	20	147
Net income attributable to Core & Main, Inc.	$347	$308
Earnings per share:
Basic	$1.81	$1.81
Diluted	$1.79	$1.80
Non-GAAP Financial Data:
Adjusted EBITDA	$751	$750

Net Sales
Net sales for the nine months ended October 27, 2024 increased $481 million, or 9.1%, to $5,743 million compared with $5,262 million for the nine months ended October 29, 2023. Net sales increased primarily due to acquisitions and higher end-market volumes partially offset by slightly lower selling prices. Net sales increased for pipes, valves & fittings due to acquisitions partially offset by slightly lower selling prices. Net sales increased for storm drainage due to acquisitions and our ability to drive the adoption of advanced storm water management systems. Net sales for fire protection products declined due to slightly lower selling prices and end-market volumes partially offset by acquisitions. Net sales of meter products benefited from our ability to drive the adoption of smart meter technology through municipalities, increased product availability and acquisitions.

	Nine Months Ended
	October 27, 2024	October 29, 2023	Percentage Change

Pipes, valves & fittings products	$3,884	$3,579	8.5%
Storm drainage products	886	783	13.2%
Fire protection products	455	513	(11.3)%
Meter products	518	387	33.9%
Total net sales	$5,743	$5,262
Gross Profit
Gross profit for the nine months ended October 27, 2024 increased $95 million, or 6.6%, to $1,529 million compared with $1,434 million for the nine months ended October 29, 2023. Gross profit as a percentage of net sales for the nine months ended October 27, 2024 was 26.6% compared with 27.3% for the nine months ended October 29, 2023. The overall decrease in gross profit as a percentage of net sales was primarily attributable to larger prior year benefits from strategic inventory investments during an inflationary period partially offset by favorable impacts from the execution of our gross margin initiatives and accretive acquisitions.
SG&A Expenses
SG&A expenses for the nine months ended October 27, 2024 increased $98 million, or 14.0%, to $799 million compared with $701 million during the nine months ended October 29, 2023. The increase includes $68 million in personnel expenses primarily related to acquisitions. The remaining increase is driven by acquisitions, inflation and other growth investments. SG&A expenses as a percentage of net sales were 13.9% for the nine months ended October 27, 2024 compared with 13.3% for the nine months ended October 29, 2023. The increase was primarily attributable to acquisitions, investments in growth and inflationary cost impacts.
D&A Expense
D&A expense was $135 million for the nine months ended October 27, 2024 compared with $109 million for the nine months ended October 29, 2023. The increase was primarily attributable to recent acquisitions.
Operating Income
Operating income for the nine months ended October 27, 2024 decreased $29 million, or 4.6%, to $595 million compared with $624 million during the nine months ended October 29, 2023. The decrease in operating income was primarily attributable to higher SG&A and amortization expenses partially offset by higher gross profit.
Interest Expense
Interest expense was $106 million for the nine months ended October 27, 2024 compared with $59 million for the nine months ended October 29, 2023. The increase was primarily attributable to increased borrowings under the 2031 Senior Term Loan and the Senior ABL Credit Facility.
Provision for Income Taxes
The provision for income taxes for the nine months ended October 27, 2024 increased $12 million, or 10.9%, to $122 million compared with $110 million for the nine months ended October 29, 2023. The increase was primarily attributable to an increase in the effective tax rate partially offset by lower operating income. For the nine months ended October 27, 2024 and October 29, 2023, our effective tax rate was 24.9% and 19.5%, respectively. The effective tax rate for each period reflects only the portion of net income that is attributable to taxable entities. The increase in the effective tax rate was primarily attributable to a decrease in the non-controlling interest ownership that increased the allocation of net income to taxable entities.
Net Income
Net income for the nine months ended October 27, 2024 decreased $88 million, or 19.3% to $367 million compared with $455 million for the nine months ended October 29, 2023. The decrease in net income was primarily attributable to a decrease in operating income, an increase in interest expenses and an increase in income tax expenses.
Net Income Attributable to Non-controlling Interests
Net income attributable to non-controlling interests for the nine months ended October 27, 2024 decreased $127 million to $20 million compared with $147 million for the nine months ended October 29, 2023. The decrease was primarily attributable to exchanges of Partnership Interests by non-controlling interest holders and a decline in net income.

Net Income Attributable to Core & Main, Inc.
Net income attributable to Core & Main, Inc. for the nine months ended October 27, 2024 increased $39 million, or 12.7%, to $347 million compared with $308 million for the nine months ended October 29, 2023. The increase was primarily attributable to a decreased allocation to non-controlling interest holders following exchanges of Partnership Interests partially offset by a decline in net income.
Earnings Per Share
The Class A common stock basic earnings per share for the nine months ended October 27, 2024 and the nine months ended October 29, 2023 was $1.81 in each period. The Class A common stock diluted earnings per share for the nine months ended October 27, 2024 decreased 0.6% to $1.79 compared with $1.80 for the nine months ended October 29, 2023. The basic earnings per share was flat due to an increase in net income attributable to Core & Main, Inc. offset by higher Class A share counts from exchanges of Partnership Interests. Diluted earnings per share decreased due to a decline in net income partially offset by lower share counts following the share repurchase transactions executed throughout fiscal 2023 and fiscal 2024.
Adjusted EBITDA
Adjusted EBITDA for the nine months ended October 27, 2024 increased $1 million, or 0.1%, to $751 million compared with $750 million for the nine months ended October 29, 2023. The increase in Adjusted EBITDA was primarily attributable to higher gross profit partially offset by higher SG&A expenses. For a reconciliation of Adjusted EBITDA to net income or net income attributable to Core & Main, Inc., the most comparable GAAP financial metric, as applicable, see “—Non-GAAP Financial Measures.”
Liquidity and Capital Resources
Historically, we have financed our liquidity requirements through cash flows from operating activities, borrowings under our credit facilities, issuances of equity and debt securities and working capital management activities. Our principal historical liquidity requirements have been for working capital, capital expenditures, acquisitions, servicing indebtedness, share repurchases (including under the Repurchase Program) and the Repurchase Transactions (as defined in Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
As of October 27, 2024, our cash and cash equivalents totaled $10 million. We maintain our cash deposits according to a banking policy that requires diversification across a variety of highly-rated financial institutions. However, this could result in a concentration of cash and cash equivalents across these financial institutions in excess of Federal Deposit Insurance Corporation-insured limits.
As of October 27, 2024, we had $235 million outstanding borrowings on our Senior ABL Credit Facility, which provides for borrowings of up to $1,250 million, subject to borrowing base availability. As of October 27, 2024, after giving effect to approximately $15 million of letters of credit issued under the Senior ABL Credit Facility, Core & Main LP would have been able to borrow approximately $1,000 million under the Senior ABL Credit Facility, subject to borrowing base availability. Our short term debt obligations of $23 million are related to quarterly amortization principal payments on the Senior Term Loan Credit Facility.
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

In addition to making distributions to Core & Main, Inc. to fund tax obligations and payments under the Tax Receivable Agreements, in accordance with the Partnership Agreement, Holdings also makes distributions to Management Feeder representing the non-controlling interests of Core & Main, Inc. to fund their income tax obligations with various taxing authorities. The amount of these payments are dependent upon various factors, including the amount of taxable income allocated to them from Holdings, changes in the ownership percentage of the non-controlling interest holders, changes in tax rates and the timing of distributions relative to the corresponding tax year. Tax distributions to non-controlling interest holders were $9 million for the nine months ended October 27, 2024. Further exchanges by Management Feeder may result in lower tax distributions subject to any changes to income before provision to income taxes.
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
Additionally, we continuously evaluate our approach to our capital allocation, which may include acquisitions, greenfields, debt reduction (including through open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and opportunistic refinancing of debt), stock repurchases, dividends or other distributions. During the nine months ended October 27, 2024, we completed $121 million of repurchases of Class A common stock under the Repurchase Program. For further details, refer to Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We may continue to return capital to our shareholders through share repurchases including pursuant to the Repurchase Program and/or dividends. The execution of these, and other, capital allocation activities may be at the discretion of, and subject to the approval by, our board of directors and will depend on our financial condition, earnings, liquidity and capital requirements, market conditions, level of indebtedness, contractual restrictions, compliance with our debt covenants, restrictions imposed by applicable law, general business conditions and any other factors that our board of directors deems relevant in making any such determination. Therefore, there can be no assurance that we will engage in any or all of these actions or to what amount of capital we will allocate to each option.
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
Information about our cash flows, by category, is presented in the Condensed Consolidated Statements of Cash Flows and is summarized as follows:

	Nine Months Ended
	October 27, 2024	October 29, 2023

Cash flows provided by operating activities	$386	$775
Cash flows used in investing activities	(757)	(182)
Cash flows provided by (used in) financing activities	380	(669)
Increase (decrease) in cash and cash equivalents	$9	$(76)
Operating Activities
Net cash provided by operating activities was $386 million for the nine months ended October 27, 2024 compared with $775 million for the nine months ended October 29, 2023. The $389 million decrease in cash provided by operating activities was primarily driven by more typical investment in working capital in the nine months ended October 27, 2024 compared with a reduction in inventory during fiscal 2023 due to inventory optimization subsequent to supply chain improvements. Increased interest payments and higher income tax payments due to higher taxable income of Core & Main, Inc. following exchanges of Partnership Interests throughout fiscal 2023 also reduced cash flows.

Investing Activities
Net cash used in investing activities increased by $575 million to $757 million for the nine months ended October 27, 2024 compared with $182 million for the nine months ended October 29, 2023, primarily attributable to a $571 million increase in cash outflows for acquisitions during fiscal 2024.
Financing Activities
Net cash provided by financing activities was $380 million for the nine months ended October 27, 2024 compared with net cash used in financing activities of $669 million for the nine months ended October 29, 2023. The change of $1,049 million was primarily attributed to the $750 million issuance of the 2031 Senior Term Loan, a $497 million reduction in outflows related to the Repurchase Transactions and $24 million reduction in distributions to non-controlling interest holders during fiscal 2024. These factors were partially offset by a $195 million decrease in net borrowings on the Senior ABL Credit Facility and a $14 million of debt issuance costs associated with the debt offerings during fiscal 2024.
Financing
As of October 27, 2024, our debt obligations (in millions) consist of the following:

	Aggregate Principal/Borrowing Capacity	Maturity Date	Interest
2028 Senior Term Loan	$1,451	July 27, 2028
(i) Term SOFR plus, in each case, an effective applicable margin of 2.00%, or (ii) the base rate (described in Note 6 included elsewhere in this Quarterly Report on Form 10-Q).

The weighted average interest rate, excluding the effects of the interest rate swaps, was 6.86% as of October 27, 2024.

2031 Senior Term Loan	744	February 9, 2031
(i) Term SOFR plus, in each case, an applicable margin of 2.25%, or (ii) the base rate (described elsewhere in this Form 10-Q).

The weighted average interest rate, excluding the effects of the interest rate swaps, was 7.11% as of October 27, 2024.

Senior ABL Credit Facility(1)	1,250	February 9, 2029
Term SOFR rate plus an applicable margin ranging from 1.25% to 1.75%, or an alternate base rate plus an applicable margin ranging from 0.25% to 0.75%, depending on the borrowing capacity under the Senior ABL Credit Facility.

Interest Rate Swap(2)	800	July 27, 2026	Effective fixed rate of 2.693%, based upon the 0.693% fixed rate plus an applicable margin of 2.00% associated with the Senior Term Loan Credit Facility.
Interest Rate Swap(3)	750	July 27, 2028	Effective fixed rate of 6.163%, based upon the 3.913% fixed rate plus an applicable margin of 2.25% associated with the Senior Term Loan Credit Facility.
(1)Aggregate amount of commitments under the asset-based revolving credit facility of $1,250 million overall, subject to borrowing base availability. There were $235 million outstanding under the Senior ABL Credit Facility as of October 27, 2024.
(2)Notional amount of $800 million as of October 27, 2024. The notional amount decreases to $700 million on July 27, 2025 through the instrument maturity on July 27, 2026.
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
Purchase Obligations
As of October 27, 2024, the Company had agreements in place with various suppliers to purchase goods and services, primarily inventory, in the aggregate amount of $1,009 million. These purchase obligations are generally cancellable, but the Company foresees no intent to cancel. Payments are generally expected to be made during fiscal 2024 and the fiscal year ended February 1, 2026 for these obligations.

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
The following table sets forth a reconciliation of net income or net income attributable to Core & Main, Inc. to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Net income attributable to Core & Main, Inc.	$133	$112	$347	$308
Plus: net income attributable to non-controlling interest	7	46	20	147
Net income	140	158	367	455
Depreciation and amortization (1)	46	38	137	111
Provision for income taxes	47	39	122	110
Interest expense	36	20	106	59
EBITDA	$269	$255	$732	$735
Equity-based compensation	4	3	11	8
Acquisition expenses (2)	4	1	8	4
Offering expenses (3)	—	1	—	3
Adjusted EBITDA	$277	$260	$751	$750
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
Critical Accounting Policies and Estimates
A summary of our significant accounting policies are discussed in Note 2 to the audited consolidated financial statements in our 2023 Annual Report on Form 10-K. The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates and assumptions are based on historical experiences and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results of operations and require management judgment. There have been no significant changes to these policies which have had a material impact on the Company’s interim unaudited condensed consolidated financial statements and related notes during the three and nine months ended October 27, 2024.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of October 27, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These risks include fluctuations in interest rates, foreign currency exchange rates and prices, including price fluctuations related to substantially all of our products.
Interest Rate Risk
Our credit facilities bear interest at a floating rate. The Senior Term Loan Credit Facility and the Senior ABL Credit Facility bear interest generally equal to Term SOFR plus an applicable margin. As a result, we are exposed to fluctuations in interest rates to the extent of our net borrowings under the Senior Term Loan Credit Facility and the Senior ABL Credit Facility. As of October 27, 2024, our net borrowings under the Senior Term Loan Credit Facility and the Senior ABL Credit Facility were $2,430 million. As such, excluding the impact of any interest rate swap, each one percentage point change in interest rates would result in an approximately $22 million change in the annual interest expense on the Senior Term Loan Credit Facility. As of October 27, 2024, assuming availability under our Senior ABL Credit Facility was fully utilized, each one percentage point change in interest rates would result in an approximately $12 million change in annual interest expense. See “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Key Factors Affecting Our Business—Interest Rates.”
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

Price Risk
We are exposed to price fluctuations in the cost to procure substantially all the products we sell and our ability to reflect these changes, in a timely manner, in our customer pricing. Our operating performance may be affected by both upward and downward price fluctuations. We have a limited ability to control the timing and amount of changes in the cost to procure our products including vendor pricing, transportation and governmental fees. We seek to recover increases in our product costs by passing product cost increases on to our customers. Conversely, decreases in our product costs can correspondingly lower the price levels of the products we sell in order to remain competitive in our markets. Changes to product costs may lead to a of a reduction to our gross profit margins. We seek to minimize this risk through strategic inventory investments ahead of announced price increases, management of our inventory levels, our variable compensation plans for associates and the execution of our gross margin initiatives. We are also exposed to fluctuations in petroleum costs as we deliver a substantial portion of the products we sell by truck and fluctuations in prices for imported products due to logistical challenges. Such price fluctuations have from time to time produced volatility in our financial performance and could do so in the future.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports under the Exchange Act that we file with the U.S. Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that, as of October 27, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
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
None.
b. Use of Proceeds from Public Offering of Common Stock
None.
c. Issuer Purchases of Equity Securities
The following is a summary of our repurchases of shares of Class A common stock during the three months ended October 27, 2024:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
July 29 - August 31(1)	1,835	$51.28	—	$479
September 1 - September 30(1)(2)	2,229,660	40.39	2,229,319	389
October 1 - October 27(1)(2)	231,660	43.29	231,168	379
	2,463,155	$40.67	2,460,487	$379
(1) Reflects repurchases by the Company of shares of our Class A common stock pursuant to employee tax withholding obligations and strike price settlement upon exercise of unit appreciation rights and vesting of restricted stock units pursuant to terms of the Company’s 2021 Omnibus Equity Incentive Plan.
(2) Includes the repurchase by the Company of 2,460,487 shares of our Class A common stock for an average price per share of $40.64 through open market transactions during the three months ended October 27, 2024 as part of the Repurchase Program (as defined in Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Director and Officer Trading Arrangements
Item 408(a) of Regulation S-K requires the Company to disclose whether any of its directors or officers have adopted or terminated (i) any trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); and/or (ii) any written trading arrangement that meets the requirements of a “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K. During the quarter ended October 27, 2024, the following activity occurred requiring disclosure under Item 408(a) of Regulation S-K.
John R. Schaller, Executive Vice President, adopted a new trading arrangement on October 11, 2024 providing for the sale of up to 111,406 aggregate shares of the Company’s Class A common stock between January 10, 2025 and July 10, 2025.
Bradford A. Cowles, President, adopted a new trading arrangement on October 11, 2024 providing for the sale of up to 100,000 aggregate shares of the Company’s Class A common stock between January 10, 2025 and July 10, 2025.
Mark G. Whittenburg, General Counsel and Secretary, adopted a new trading arrangement on October 11, 2024 providing for the sale of up to 150,000 aggregate shares of the Company’s Class A common stock between January 10, 2025 and July 10, 2025.
Each of the above trading arrangements is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s Policy on Trading in Securities.
Second Amendment and Restatement of Bylaws
On November 26, 2024, the Company’s board of directors adopted Second Amended and Restated By-Laws (the “By-Laws”), effective immediately. The By-Laws amend certain of the provisions of Article I, Sections 1, 4, 6, and 12, Article II, Sections 11 and 14, Article IV, Sections 1 and 7, Article V, Section 4 and Article IX, Section 1. Among other things, the amendments set forth in the By-Laws:
(1) eliminate the requirement to make a stockholder list available for examination at meetings of stockholders as provided for by recent amendments to the Delaware General Corporation Law;
(2) update various provisions of the By-Laws to remove references to a formerly effective stockholders agreement among the Company and certain former stockholders; and
(3) update provisions of the By-Laws to clarify responsibilities of the officer role of President.
Additional amendments were made to make clarifying or conforming language changes, in addition to technical or ministerial changes. The foregoing description is qualified in its entirety by reference to the full text of the By-Laws, a copy of which is attached hereto as Exhibit 3.1 and incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated By-Laws of Core & Main, Inc.*

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

Date: December 3, 2024	CORE & MAIN, INC.

	By:	/s/ Stephen O. LeClair
Name: Stephen O. LeClair
Title: Chair of the Board, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark R. Witkowski
Name: Mark R. Witkowski
Title: Chief Financial Officer
(Principal Financial Officer)