Form 10-K
period 2025-02-02
Core & Main, Inc.
filed 2025-03-25
CIK 1856525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.1D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $10,312 million.
As of March 21, 2025, there were 190,058,509 shares of the registrant’s Class A common stock, par value $0.01 per share, and 7,828,361 shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I
Item 1. Business
Our Company
Core & Main, Inc. (“Core & Main” and collectively with its subsidiaries, the “Company,” “we,” “our” or “us”) is a holding company and its primary material assets are its direct and indirect ownership interest in Core & Main Holdings, LP, a Delaware limited partnership (“Holdings”), and deferred tax assets associated with this ownership. Core & Main is a leading specialty distributor dedicated to advancing reliable infrastructure with local service, nationwide. With a focus on water, wastewater, storm drainage and fire protection products, and related services, we provide solutions to municipalities, private water companies and professional contractors across municipal, non-residential and residential end markets. Our products and services are used primarily in the maintenance, repair, replacement and new construction of water, wastewater, storm drainage and fire protection infrastructure. We are one of only two national distributors operating across large and highly fragmented markets, which we estimate to represent approximately $39 billion in annual sales.
As of February 2, 2025, we had a network of over 370 branch locations in 49 U.S. states, which serve as a critical link between more than 5,000 suppliers and a diverse and long-standing base of over 60,000 customers. Our sales reach, technical product knowledge, broad product portfolio, customer service, project planning and delivery capabilities, customer service and ability to provide local expertise, nationwide, make us a critical partner to both our customers and suppliers.
We offer a comprehensive portfolio of more than 225,000 products covering a full spectrum of specialized products and services, including pipes, valves & fittings, storm drainage products, fire protection products and smart metering products. Our products are generally unique to our industry and must meet local municipal, state and federal specifications and engineering standards.
We have a balanced mix of sales across product categories, end markets and construction sectors. We estimate we derived approximately 42% of our net sales for the fiscal year ended February 2, 2025 (“fiscal 2024”) from the municipal construction sector, 38% from the non-residential construction sector and 20% from the residential construction sector. Furthermore, we estimate that we had a near-equal mix of sales related to construction on new projects and existing repair and replacement projects in fiscal 2024.
The Company and our people are committed to advancing reliable infrastructure with local service, nationwide. Our mission is to serve as an industry leader, supplying local expertise, products and services to build resilient water, wastewater, storm drainage and fire protection infrastructure solutions for the communities we serve. We support our customers and our communities in their efforts to find both short- and long-term solutions to conserve water. We embrace our responsibility in contributing to the evolution of our industry over the long term, providing innovative solutions and giving visibility to the critical importance of reliable water infrastructure systems.
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
Based on management’s estimates, we believe that our addressable market in the U.S. for the distribution of water, wastewater, storm drainage and fire protection products, and related services, represented approximately $39 billion in sales in fiscal 2024. Growth in our industry is driven by a broad array of factors, including municipal water infrastructure spending, water and wastewater utility rates, interest rates, housing starts, commercial construction, population growth and other demographic trends.

Municipal
We estimate that approximately 42% of our net sales in fiscal 2024 were to contractors and municipalities for municipal funded projects, including the repair, replacement, upgrade and new construction of water and wastewater supply, filtration, storage and distribution systems. Municipalities establish local product specifications based on regulatory requirements and engineering standards. Given our extensive geographic footprint and knowledge of products and local municipal specifications, we believe we are well-equipped to anticipate and serve the needs of both local municipalities and large private underground utility contractors who require a national reach and an extensive product offering.
Municipal demand has exhibited steady growth over the long term due to the critical need to replace aged water infrastructure. However, due to limited available funding over the last decade, the pace of investment has significantly lagged the need for investment to upgrade water systems throughout the U.S., which has resulted in significant underinvestment in water supply, water safety and wastewater management. In November 2021, the Infrastructure Investment and Jobs Act (“IIJA”) was signed into U.S. law, which included an allocation of $55 billion to invest in water infrastructure across the U.S., the majority of which, we believe, has yet to be realized. In January 2025, President Trump issued an executive order to pause funding disbursements under the IIJA; however this funding pause was not related to funding for water or road projects. In the coming years, we expect, but cannot provide any assurance that, increased federal infrastructure investment to have a core focus on the repair, replacement and upgrade of municipal water infrastructure systems, and to address demographic shifts and serve the growing population. We believe these dynamics create the backdrop for a favorable funding environment and accelerated investment in projects that will benefit our business.
Non-Residential
We estimate that approximately 38% of our net sales in fiscal 2024 were directly related to water, wastewater, storm drainage and fire protection systems supporting non-residential construction activity, including commercial, industrial, institutional, warehousing, multi-family, and highway and street projects. Our products are often installed while breaking ground on new lot development during the initial construction phase, though some products are used during new construction and repair and replace activities. Our fire protection products are typically installed at later stages of construction projects compared to most of our other products, and they exhibit less seasonal patterns since they are generally installed indoors and are therefore less impacted by weather conditions.
Demand across the non-residential construction market has historically lagged residential construction activity as commercial development is necessary to support new housing development. Over the long term, we expect, but cannot provide any assurance that, non-residential construction activity to increase as suburban communities expand and demand increases for our water, wastewater, storm drainage and fire protection products. Furthermore, the IIJA provides funding to protect against droughts, floods, heat and wildfires, funding to repair roads and bridges, and funding to create more modern and resilient airport infrastructure, which could provide benefits for non-residential construction activity over the next several years.
Residential
We estimate that approximately 20% of our net sales in fiscal 2024 were directly related to water, wastewater and storm drainage infrastructure projects to supply and service residential construction activity. Residential spending in our industry is driven by new land and lot development for single-family housing. Over the long-term, residential construction activity is expected to grow as a result of population growth, low housing inventory and demographic population shifts. The current under-build of housing in the U.S. compared with household formations implies significant pent-up demand and continued growth going forward.
Our Strategies
We intend to capitalize on our competitive strengths to deliver profitable growth and create shareholder value through the following core strategies:
Replicate Successful Expansion in Underpenetrated Geographies
We have demonstrated an ability to successfully expand in underpenetrated geographies. We intend to continue opening new branches in metropolitan statistical areas (“MSAs”) where we have an established footprint, as well as in certain underserved markets. We believe we are well-positioned to do so through our market intelligence and ability to attract and develop sales talent. We can efficiently open new branches in attractive markets given our talent pool, scale, and learning curve advantages based on past successes in entering new geographies. We have identified a substantial number of MSAs where we believe we are underpenetrated and thus have opportunities to open new branches or offer more product lines and services.

Increase Share with Strategic Accounts
Through our strategic accounts program, we partner with national contractors and large private water companies who typically pursue large-scale, complex projects that require greater technical expertise and specialized procurement needs. Sales through our strategic accounts program represented approximately 5% of our fiscal 2024 net sales. We believe we are well-positioned to grow our share with these customers due to our dedicated sales team, which includes engineers and other experts who can provide valuable insights on large, complex projects, including cases in which our customers are asked to design and build new water systems or wastewater treatment plants. Our partnerships with these customers extend throughout the entire project lifecycle, from the pre-bidding design phase to post-project support. We believe our strategic partnerships and national supplier relationships will continue to generate cross-selling opportunities and future business, while driving adoption within our distribution model.
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
Opportunistically Pursue Strategic Acquisitions
We have a track record of sourcing, acquiring and integrating complementary businesses that help us expand into new geographies, acquire key talent or offer new products and services. In addition, we evaluate and pursue opportunistic acquisitions in industries adjacent to those we currently serve. We have a strong acquisition platform in place, which bolsters our ability to pursue attractive assets in the market. Our experienced mergers and acquisitions (“M&A”) team actively develops a large pipeline of synergistic acquisition targets and coordinates with field leadership to identify, pursue and integrate new businesses. We have been able to generate margin improvement and synergistic value from businesses we acquire through favorable purchasing capabilities, fixed cost leverage, facility optimization, access to new products and working capital optimization. See an overview of completed acquisitions for fiscal 2024, fiscal 2023 and fiscal 2022 in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Business” of this Annual Report on Form 10-K.
We believe we are widely viewed as the acquirer of choice in our industry due to our respected reputation, our entrepreneurial culture and our commitment to the development and well-being of our people. Our integration approach is to partner with the management of the acquired company to tailor the transition of the associates into our systems and processes.
Execute on Margin Enhancement Initiatives
We have improved our gross margin over the years due to several initiatives, including private label product expansion, sourcing optimization, data-driven pricing strategies and an expansion of value-added products and services. We have complemented these initiatives with accretive acquisitions, which has resulted in sustainable margin expansion.
Our private label initiative was established and has accelerated through a series of M&A transactions through which we gained access to a highly scalable assortment of private brands and products utilized throughout the water, wastewater and fire protection industries. We believe our global sourcing capabilities and strong international supplier relationships, as well as the potential for automated distribution and logistics, will continue to create competitive pricing advantages. We are expanding our direct sourcing and distribution capabilities in order to drive further margin expansion in the future.
The terms on which we purchase products from many of our suppliers entitle us to receive a rebate based on the amount of our purchases, a discount for timely payment or other favorable terms reflected in our historical results. Our national category management team actively manages our spending with suppliers in order to optimize pricing and supplier incentives to expand gross margins.

Additionally, we have a centralized team dedicated to driving sustainable margin improvement through pricing analytics. An end-to-end review of our pricing strategies identified key margin enhancement opportunities, including continued optimization of system-wide pricing through information technology (“IT”) enhancements and data-driven customer and product analysis that enable us to identify price optimization opportunities and mitigate potential margin impacts from changes in product costs. We believe these gross margin initiatives, in addition to our ability to drive productivity and leverage our fixed costs, create a path to drive a sustainable margin over the long-term.
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
We intend to continue investing in our already strong talent base by attracting and developing associates. Our training and leadership curricula and expanded inclusion and belonging programs drive high associate engagement and a positive associate experience. In addition, we deliver attractive career growth opportunities to our associates while leveraging their knowledge and expertise.
Our Products & Services
Our comprehensive product portfolio consists of more than 225,000 products from over 5,000 suppliers. Our offering consists of pipes, valves & fittings, storm drainage products, fire protection products and smart metering products. Our customers value our product breadth and geographic reach, as well as our technical product knowledge and consultation services. While pricing is important to our customers, availability, convenience, reliability and expertise are also important factors in their purchase decisions. In addition, our project management capabilities provide us with a competitive advantage over many competitors who offer a more limited selection of services.
Pipes, Valves & Fittings
Pipes, valves, hydrants and fittings are used in the distribution and flow control of water within water and wastewater transmission networks. Our pipe products come in a variety of sizes and include materials such as PVC, ductile iron, fusible HDPE and copper. Our pipe products are manufactured specifically for our industry, and they must adhere to the local specifications and regulations of municipalities across the country. Our valves are used to control the flow of water within water transmission networks and are often specified to meet the needs of each project. Our hydrants provide a point-of-access for fire fighters to quickly tap into pressurized water systems, which vary based on local municipal specifications and regulations. Our fittings and restraints, made from a variety of materials depending on local municipal specifications and regulations, are used to connect pipe sections, valves and other devices to each other. This category also includes other complementary products and services used for the service, repair and replacement of underground water infrastructure.
Pipes, valves & fittings products accounted for approximately 67% of our net sales in fiscal 2024.
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
Storm drainage products accounted for approximately 16% of our net sales in fiscal 2024.
Fire Protection
Our fire protection products are used in commercial, institutional, industrial, warehouse and multi-family buildings to extinguish and prevent the spread of fires. A typical fire protection product offering includes pipe, valves, fittings, sprinkler heads and other accessories. We also offer customized fabrication and kitting services, providing a comprehensive solution for all fire protection product needs. Our fire protection products meet strict quality standards, and our offering varies by market based on local specifications, regulations and fire codes.
Fire protection products accounted for approximately 8% of our net sales in fiscal 2024.

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
Meter products accounted for approximately 9% of our net sales in fiscal 2024.
Our Customers
We have a fragmented customer base that consists of over 60,000 customers. Our top 50 customers represented approximately 10% of our net sales in fiscal 2024, with our largest customer accounting for less than 1% of net sales.
Our customers choose us for our breadth of products and services, extensive industry knowledge, familiarity with local municipal specifications, convenient branch locations and project management capabilities. We utilize our deep supply chain relationships to provide customers with a “one-stop-shop” experience and customized support in their efforts to maintain and construct water, wastewater, storm drainage and fire protection systems. Our scale and geographic footprint allows us to obtain preferred access to products for our customers, even during periods of material shortages. We have the ability to serve both smaller, local customers and larger, national customers with relevant expertise and the right inventory on hand. Our local sales associates take a consultative sales approach, using knowledge of the local regulatory requirements and municipal specifications to provide customer-specific product and service solutions. We are deeply involved in our customers’ planning processes, and we have the ability to support our customers by converting engineered drawings into accurate and comprehensive material project plans. For specific smart metering, treatment plant, storm drainage, geosynthetics and erosion control, or fusible HDPE pipe solutions, our sales associates partner with a deep and dedicated team comprised of several hundred national and regional product specialists to assist customers in project scoping and specialized product selection. Our technical knowledge and experience are complemented by our proprietary customer facing digital technology tools, which enable us to work closely and efficiently with our customers in material management, timely inventory purchasing, quoting and coordinated jobsite delivery. We believe our customer facing technology tools build customer loyalty and drive repeat business, and also create a competitive advantage over smaller competitors who may not have the scale or resources to provide similar technology or services.
Our Suppliers
We have strong relationships with our suppliers due to our long history in the industry, substantial purchasing scale, national footprint and ability to reach a fragmented customer base. Our national footprint and reach to local communities are essential to our suppliers, as we have a highly developed understanding of the local markets, customer base and growth opportunities. We believe we are one of the largest volume customers for many of our suppliers, leading to favorable purchasing arrangements regarding product availability, payment terms and pricing. Our scale also enables us to secure distribution rights that are either exclusive or given to a limited number of distributors in key product categories, and to provide key products to customers that are unavailable to our competitors. Our size and national reach, supplier relationships, and technical knowledge of products and local municipal specifications enable us to obtain preferred access to specialized products and preferred access to products during periods of material shortages, or when shorter-than-usual lead times are required for certain projects. This provides us with a competitive advantage versus smaller competitors, particularly for large and complex projects. Our largest single supplier represented approximately 7% of product expenditures in fiscal 2024, and our top ten suppliers represented approximately 43% of total product expenditures during the same period. We strategically conduct business with our top suppliers in order to optimize our purchasing advantages, but we also have the flexibility to source the majority of our products from a number of alternate suppliers when necessary.
Our Competition
The water, wastewater, storm drainage and fire protection products distribution industry, and the end markets we serve, are highly fragmented. We face competition on a national level from only one other distributor, but we are unique in our dedicated focus on water and fire protection infrastructure. The remainder of our market is served by hundreds of regional, local and specialty niche distributors, and through direct sales by suppliers to end users. We estimate that our net sales accounted for approximately 19% of our $39 billion addressable market in fiscal 2024.
The principal competitive factors in our industry include the breadth, availability, access and pricing of products and services, technical knowledge and project planning capabilities, local expertise, as well as delivery capability and reliability. We believe that we are a leader in the local markets we serve, and our national reach gives us meaningful competitive advantages compared to our smaller competitors.

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
We support our network of over 370 branches with the following company-wide resources: sales management, technical product specialists, sourcing, finance, tax, marketing, human resources, legal and information technology, among others. Nearly all of our branches operate on an integrated technology platform, allowing us to utilize our combined capabilities for procurement, inventory management, financial support, data analytics and performance reporting. We routinely invest in new technology, data and security systems to enhance and protect the business over the long-term.
Our branch operational structure is organized by region and then by district to optimize both the oversight and sharing of resources and products. Each region is led by a regional vice president who manages a multi-state territory. This regional structure enables us to address the specific management, strategic and operational needs of each region.
Our Distribution Network
Our branch-based business model is the core of our operations and the primary component of our distribution network. Our branches are strategically located near our customers and vary in size depending on local demand and customer needs. Our branches employ an average of 13 associates including branch management, sales representatives, warehouse staff, drivers and other support staff. Each branch sells approximately 4,500 products on average, with many of them on hand as inventory and the rest available for delivery. Our branch managers have the autonomy to optimize their product and service offerings based on the local specifications, regulations and customer preferences within each market.
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
Our Sales Force
We employ a large network of customer support representatives, the majority of whom were inside sales representatives based at local branches. Inside sales representatives are responsible for project management, coordinating incoming orders, providing estimates and ordering material. Our customer support representatives also include over 600 field sales representatives who routinely visit existing customers, potential customers and jobsites. These field sales representatives remain attuned to activity in their local market, identifying and tracking active projects, and they are responsible for generating sales and identifying new customers and projects. They also directly assist and educate customers, taking a consultative approach and helping with custom projects and product solutions tailored to our customers’ needs.
Our field sales representatives are highly experienced with in-depth product and technical knowledge, significant local insights and strong long-term customer relationships, all of which are critical to our success. On average, our field sales representatives have over 14 years of experience in the water, wastewater, storm drainage and fire protection industries.
Our Human Capital
We believe our associates are the key drivers of our success. We are focused on attracting, training, promoting and retaining industry-leading talent. Our people-first culture enables our associates to thrive in our company and our industry. We have a strong track record of developing our associates for success and driving high associate engagement. Our ability to attract and retain talent is based on four foundational pillars: pay-for-performance philosophy, training and development, associate engagement and benefits.

As of February 2, 2025, we employed approximately 5,700 associates, the majority of whom are assigned to local branches to support our customers and their project needs. Approximately 91 of our associates were covered by collective bargaining agreements.
Pay for Performance
We believe that our culture, consistent investment in our people and competitive compensation programs help to retain talent across key roles. Sales associates have the opportunity to earn competitive compensation through our performance-based compensation structure, which aligns our interests with those of our associates. Our incentive programs link compensation levels, based on individual roles, to the achievement of branch or region-specific profitability and working capital efficiency goals. Our “local service, nationwide” philosophy incentivizes both our sales force and our operations team to be entrepreneurial, making decisions grounded in a customer-centric approach. Most other associates also participate in a profit-sharing program that aligns their compensation to profitability and working capital efficiency.
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
This talent-first approach enables us to develop and promote top talent to drive profitable growth while maintaining a supportive culture. Year after year, associates rate our learning opportunities as one of the most valuable aspects of working at Core & Main.
Associate Engagement
We believe our associate engagement efforts are important to the success of our talent strategy. A core element of our mission is to build strong relationships with one another and in the communities we serve. Some of our efforts are well established, such as our Women’s Network, which is intended to develop women in our industry. We have developed an internal inclusion and belonging advisory group called Culture+, which serves as an umbrella to our mental health council, philanthropic activity and a recently established Veteran’s Network. Through our training programs, we are taking a proactive approach to grow and retain our own talent and develop leaders with varying backgrounds in our industry. We frequently check the pulse of our associates, in addition to our annual engagement survey to listen and act on feedback. This ongoing, two-way dialogue provides our associates with a voice in creating and improving our culture, and the overall associate experience. We believe being included and having a voice is vital for associate engagement and underscores our core principle: Team members are family.
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
Organizational Structure
Core & Main was incorporated on April 9, 2021 for the purpose of facilitating the IPO and other related transactions in order to carry on the business of Holdings and its consolidated subsidiaries. Core & Main is a holding company that indirectly owns Core & Main LP through its ownership interest in Holdings. Core & Main’s primary material assets are its direct and indirect ownership interest in Holdings and deferred tax assets associated with such ownership. For more information regarding our holding company structure, see Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. As of February 2, 2025, Core & Main held 96.1% ownership interest in Holdings with the remaining ownership interest held by Core & Main Management Feeder, LLC (“Management Feeder”).
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
•our ability to competitively bid for contracts;
•price fluctuations in our product costs (including effects of tariffs);
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
•changes in supplier rebates or other terms of our supplier agreements;
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
•potential harm to our brand or reputation;
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
•risks associated with operating internationally including exporting and importing of certain products;
•our indebtedness and the potential that we may incur additional indebtedness that might restrict our operating flexibility;
•the limitations and restrictions in the agreements governing our indebtedness, the Amended and Restated Limited Partnership Agreement of Holdings, as amended, and the Tax Receivable Agreements (each as defined herein);
•increases in interest rates on our variable rate indebtedness;
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
Our business is largely dependent on activity in the U.S. residential and non-residential construction markets, which are volatile and subject to cyclical market pressures. The length and magnitude of these cycles have varied over time and by market. Approximately 20% and 38% of our net sales in fiscal 2024 were directly related to the U.S. residential and non-residential end markets, respectively. The level of activity in the U.S. residential and non-residential construction markets is based on numerous factors such as availability of credit, interest rates, general economic conditions, consumer confidence and other factors that are beyond our control. For example, interest rate increases throughout calendar year 2023 were a contributing factor to slowing new lot development and contraction in the residential end market. Although the Federal Reserve Board of Governors (“FRB”) cut certain benchmark interest rates in the second half of 2024, it is uncertain if the FRB will raise or lower interest rates in the future and, if so, to what level and for how long. Interest rate increases or the lack of anticipated interest rate decreases may suppress the U.S. residential and non-residential construction markets that could have a material adverse effect on our business or financial condition.
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
The market for the distribution of our products and services is affected by national, regional and local slowdowns in the amount spent by municipalities on infrastructure. We supply many of our products to contractors in connection with municipal projects. Approximately 42% of our net sales in fiscal 2024 were related to the municipal market. Many of the factors that influence municipal infrastructure spending are not within our control.
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
Fluctuations in and uncertainty surrounding the U.S. federal government’s budget and potential changes to budgetary priorities can also negatively impact municipal spending. In November 2024, President Trump announced an advisory commission, the “Department of Government Efficiency” to reform federal government processes and reduce expenditures. Reduced federal funding and corresponding reductions in federal fund appropriations may adversely affect many of our customers, who derive funding from federal, state and local bodies, which in turn may reduce the demand for our products and services. Conversely, increased federal funding may also adversely affect our business by slowing down state and local spending as a result of delays in appropriating such federal funding to our end customers. In November 2021, the IIJA, which includes $55 billion to invest in water infrastructure across the U.S., was signed into law. When such a large amount of federal funding for infrastructure projects is allocated at once, funds may not be efficiently distributed to the markets in which we operate on a timely basis. Many of our customers, including those in our municipal end market, may also choose or be forced to delay the commencement of infrastructure projects until such funds are allocated, may choose or be forced to re-scope construction-ready infrastructure projects to qualify for federal funding or may not be able to timely pay for products or services provided, which could delay any benefits we expect to receive from the IIJA. The majority of which, we believe, has yet to be realized. In January 2025, President Trump issued an executive order to pause funding disbursements under IIJA, however this funding pause was not related to funding for water or road projects. A permanent reduction in IIJA funding may have an adverse effect on our business or financial condition. In conjunction with the IIJA, the Build America Buy America Act (“BABA”) was enacted, which requires that all iron, steel, manufactured products, and construction materials used in covered infrastructure projects are produced in the U.S. Should the products we distribute be deemed to not comply with BABA, we may not realize the potential benefits from the IIJA. Further, while our industries may benefit from increased federal funding, there is no certainty that we will receive benefits associated with such increase, as a disproportionate amount of funds could go to our competitors.
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
Our financial performance is impacted by price fluctuations in the cost to procure substantially all the products we sell and our ability to reflect these changes, in a timely manner, in our customer pricing. The prices of products we purchase and sell increased in the fiscal year ended January 29, 2023 (“fiscal 2022”) due to several factors, including, but not limited to, constraints in the supply chain associated with labor, global logistics, general inflationary pressures and availability of raw materials, that are in part due to conflict in countries that export raw materials in our products and other weather events. These factors led to decreased availability of certain products that we purchase from our suppliers. In fiscal year ended January 28, 2024 (“fiscal 2023”), we saw improvements in the supply chain and more predictable lead times for certain products, but for other products the supply chain remained constrained. This led to price stability in fiscal 2023. In fiscal 2024, certain suppliers and product lines experienced greater product availability that resulted in slightly lower selling prices for these product lines. Additional supply chain disruptions may result in increases in product costs which we may not be able to pass on to our customers, loss of sales due to lack of product availability or potential customer claims from the inability to provide products in accordance with contractual terms. Disruptions caused by natural disasters or similar extreme weather events may also affect our ability to both maintain key products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect the Company. Any material shortage of products in the market as a result of natural disasters or similar extreme weather events can negatively impact our net sales, and we may not be able to offset increased product costs via corresponding price increases. Additionally, the conflict in Ukraine resulted in increases in costs associated with products containing ductile iron and steel. A shortage of available manufacturing capacity, or excess capacity, in the industry can result in significant increases or declines in the supply of our products, which in turn results in fluctuations in the market prices for our products, sometimes within a short period of time. Although in some cases we have firm price quotes with our suppliers that fix the price at which we purchase products for a defined period of time, we have experienced termination of certain contracts through the enactment of force majeure contractual clauses.
We may experience price volatility associated with the implementation or rescission of tariffs or other restrictions placed on foreign imports by the U.S. or any related countermeasures taken by impacted foreign countries. Tariff-related activities may also impact the level of demand associated with products subject to tariffs as our customers may seek alternative products. President Trump has indicated an intent to impose or increase tariffs on imported goods from several geographic regions. The imposition of such tariffs may strain international trade relations or impact costs of raw materials. It remains unclear what, and the timing of, future actions may be taken by the U.S. or other governments with respect to international trade agreements, the imposition or removal of tariffs on goods imported into or exported from the U.S., the creation or removal of barriers to trade, tax policy related to international commerce, or other trade matters, and the impact of those actions on the cost of products we purchase and sell.
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
Acquisitions are an important component of our growth strategy and we regularly consider and enter into strategic transactions, including mergers, acquisitions, investments and other growth, market and geographic expansion strategies, with the expectation that these transactions will result in increases in net sales, cost savings, synergies and various other benefits. However, there can be no assurance that we will be able to continue to grow our business through acquisitions or other strategic transactions as we have done historically or that any businesses acquired will perform in accordance with expectations or that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove to be correct. Our ability to deliver the expected benefits from any strategic transactions that we complete is subject to numerous uncertainties and risks, including our ability to integrate personnel, labor models, financial, supply chain and logistics, IT and other systems successfully; disruption of our ongoing business and distraction of management and other critical personnel; hiring additional management and other critical personnel; and increasing the scope, geographic diversity and complexity of our operations. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our existing business, it could have a material adverse effect on our business or financial condition. Moreover, because we regularly consider and enter into strategic M&A transactions, the integration of businesses may create complexity in our financial systems and internal controls and make them more difficult to manage. Such integration into our internal control system could cause us to fail to meet our financial reporting obligations. We will continue to analyze and evaluate the acquisition of strategic businesses and other strategic transactions with the potential to strengthen our industry position or enhance our existing product offerings. Moreover, consolidation in our industry could make it more difficult for us to maintain operating margins and could also increase competition for our potential acquisition targets and result in higher purchase price multiples.
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
In addition, any future acquisition could be financed by additional indebtedness or raising equity, which could increase leverage or result in dilution to our existing shareholders, as applicable, and impact our ability to access capital in the future. See “—Risks Related to Our Indebtedness.”
Our industry and the markets in which we operate are fragmented and highly competitive, and increased competitive pressures, including the pressure to consolidate, could adversely affect our business.
The markets in which we operate are fragmented and highly competitive. Competition varies depending on product line, type of customer and geographic area. We have only one major national competitor, but we also face competition from regional and local competitors and a limited number of manufacturers who sell directly to large customers within our customer base. We estimate that our net sales accounted for approximately 19% of our $39 billion addressable market in fiscal 2024. Any failure to compete with our national, regional or local competitors could have a material adverse effect on our business or financial condition. The fragmented nature of the markets in which we operate could attract new entrants to the distribution space. A new entrant with substantial resources could lead to increased competition and could have a material adverse impact on our sales and make it more difficult to maintain operating margins.

There has also been some consolidation of customers within our industry who are increasingly aware of the total costs of fulfillment and of the need to have consistent sources of supply at multiple locations. This consolidation could cause our industry to become more competitive as greater economies of scale are achieved by customers, or as competitors with new lower cost transactional business models are able to operate with lower prices. We believe these customer needs could result in fewer distributors as the remaining distributors become larger and more capable of being consistent sources of supply. If customers grow from consolidation, they may choose to vertically integrate the distribution of products we sell and purchase directly from our suppliers. This level of direct procurement would bypass distributors, including us, and could have a material adverse impact to our sales and/or make it more difficult for us to maintain operating margins.
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
While we engage in succession planning, our operations benefit from our senior management team’s substantial experience and expertise in our industry and the significant contributions they have made to our growth and success. There is a heightened risk of loss for certain senior management members that hold limited partner interests of Holdings (“Partnership Interests”) through Management Feeder. The loss of their services could limit our ability to grow our business and cause disruptions in our operations.
Effective March 31, 2025, Steve LeClair, our Chief Executive Officer, will transition to the role of Executive Chair, where he will act as an advisor to the business, while continuing to lead the board of directors as chair. Mark Witkowski, our current Chief Financial Officer, will succeed Steve LeClair as our Chief Executive Officer and become a member of the board of directors. Additionally, Robyn Bradbury, our current Senior Vice President of Finance and Investor Relations, will succeed Mark Witkowski as Chief Financial Officer. If we are unable to successfully execute our leadership transition, we could experience disruption in the setting and execution of our operational and strategic objectives that could have a material adverse effect on our business or financial condition. In addition, a leadership transition may cause volatility in our stock price regardless of the success of the transition.

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
We buy our products and supplies from suppliers that manufacture and source products from the U.S. and abroad. We enter into agreements with many of our suppliers that provide us with exclusive or limited distribution rights, limiting our competitors’ ability to source materials from such suppliers. Our ability to identify and develop relationships with qualified suppliers and enter into exclusive or limited distribution rights agreements with suppliers who can satisfy our standards for quality and our need to access products and supplies in a timely and efficient manner is important to our success. In fiscal 2024, our top supplier accounted for approximately 7% of our product expenditures. Our top ten largest suppliers accounted for approximately 43% of our total purchases in fiscal 2024. We generally have multiple sources of supply, however, in some cases, materials are provided by a single supplier. Any failure to maintain our relationship with any of our top ten largest suppliers, the loss of a sole source supplier, or a failure to replace any such supplier that is lost, could have a material adverse effect on our business or financial condition.
We may be required to replace a supplier if their products do not meet our quality or safety standards. In addition, our suppliers could discontinue selling products at any time for reasons that may or may not be in our control or the suppliers’ control, including shortages of raw materials, environmental and social supply chain issues, labor disputes or weather conditions. Disruptions in transportation lines, such as the March 2021 blockage of the Suez Canal and the adverse impact to the global shipping industry, may also cause global supply chain issues that affect us or our suppliers. Global economic conditions and escalation of geopolitical conflicts may also result in global supply chain issues that adversely impact our access to products and supplies.
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
The rebate programs we negotiate with our suppliers often require us to purchase minimum quantities or dollar amount of purchases to qualify for the rebate and result in higher rebates with increased quantities or dollars purchased. Even if our rebate programs are not adversely affected through negotiation, we may not earn rebates at level commensurate with historical periods, and our gross margin percentage may be adversely impacted. Changes to our end markets that decrease demand for products or planned inventory reductions due to more reliable lead times for products may cause us to fall short of minimum quantities or dollar amounts required to earn a rebate or preclude us from reaching the highest rebates offered by our suppliers. As many rebate programs are calculated as a percentage of dollars spent, deflation in product costs can adversely impact rebates earned relative to historical periods.
Our operating results are sensitive to the availability of freight.
We are dependent on third-party freight carriers to transport some of our products. Our access to third-party freight carriers is not guaranteed, and we may be unable to transport our products at economically attractive rates in certain circumstances, particularly in cases of adverse market conditions or disruptions to transportation infrastructure. For example, the U.S. has experienced a shortage of qualified professional commercial truck drivers, which has impacted our suppliers’ ability to deliver products to us and our ability to deliver products on a timely basis. There can be no certainty that such shortage will be addressed in the near term, and we may be unable to secure alternative means of freight transport. If the freight carrier capacity in our geographic markets were to decline significantly it could have a material adverse effect on our business or financial condition.

A significant amount of our net sales are credit sales, which are made primarily to customers whose ability to pay is dependent, in part, upon the economic strength of the industry and geographic areas in which they operate.
Approximately 98% of our net sales volume in fiscal 2024 was facilitated through the extension of credit to our customers whose ability to pay is dependent, in part, upon the economic strength of the industry in the areas in which they operate. In some cases, our extension of credit is secured by mechanic liens or surety bonds backed by a surety company, but such security does not guarantee collection. If a customer is unable to pay off our mechanic lien or if such lien is not superior to other lienholders and creditors, we may not be able to recoup our extension of credit. The credit we extend to a customer depends on both the financial strength of the customer and the nature of the project in which the customer is involved. Certain customers may not make payments to us until they receive payments from their own customers. Supply chain constraints may extend project completion dates and ultimately the time until we receive full payment from our customers. The inability of our customers to pay off their credit lines in a timely manner, or at all, could have a material adverse effect on our business or financial condition. Furthermore, our collections efforts with respect to non-paying or slow-paying customers could negatively impact our customer relations going forward. If our collections process fails to collect money due from a customer, we may be forced to initiate litigation against such customer to compel payment. Any such litigation could be costly, and the outcome would be uncertain.
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
In addition, many of our municipal water products and infrastructure customers are regulated by federal and state government agencies, such as the U.S. Environmental Protection Agency and state public utility commissions. These agencies could change the way in which they interpret current regulations and may impose additional regulations. Several significant administrative law cases decided by the U.S. Supreme Court in 2024, may result in additional legal challenges to regulations and guidance issued by federal regulatory agencies that we rely on and intend to rely on in the future. Successful challenges of certain regulations, any increased regulatory uncertainty, or delays or other impacts to the federal agency rule making process could adversely impact our business and operations. Further, there may also be new legislation or regulatory change in response to the perceived effects of climate change, which is expected to continue to be the subject of increasing regulatory attention and requirements. Changes in environmental and climate change laws or regulations, including laws relating to greenhouse gas emissions, could lead to new or additional investment in product designs that could increase our environmental compliance expenditures. These changes could have a material adverse effect on our customers and the profitability of the services they provide, which could reduce demand for our services or our products and could further subject us to additional costs and restrictions, including increased energy, compliance and product costs.
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
We recognize that many of our shareholders, associates, suppliers, customers, regulators and other stakeholders expect us to continue to focus on long-term sustainable performance while considering the positive impact we can have on the environment and in our communities. This includes addressing significant, relevant ESG factors, further working to prioritize sustainable energy practices and reducing our carbon footprint. We must make strategic investments to ensure our sustainability goals and objectives are responsive to the broader market environment and directly tied to our overarching business priorities. We have incurred and expect to continue to incur costs and capital expenditures in doing so, and certain of such future costs and capital expenditures could be material. For example, on March 6, 2024, the SEC adopted final rules that would require new climate-related disclosure in SEC filings, including certain climate-related metrics and greenhouse gas emissions, information about climate-related targets and goals, transition plans, if any, and extensive attestation requirements. In April 2024, the SEC stayed the rules pending outcome of legal challenges to the final rules in the Eight Circuit Court of Appeals. If the final rules are implemented, they would cause us to incur additional compliance and reporting costs, certain of which could be material, including related to monitoring, collecting, analyzing and reporting new metrics and implementing systems and procuring additional internal and external personnel with the requisite skills and expertise to serve those functions and provide necessary attestation, as applicable. Such costs could have a material adverse effect on our business or financial condition. In addition to these proposed SEC rule changes, California passed a series of climate disclosure bills in October 2023, that require initial disclosures beginning in 2026, which may lead to other states proposing climate-related regulations that require additional climate-related disclosures.
Further, if we do not adapt to or comply with investor or other stakeholder expectations and standards, which are evolving, or if we are perceived not to have responded appropriately to ESG and sustainability issues, our business could suffer, including from reputational damage. Additionally, activist shareholders may submit proposals to promote or oppose an ESG-related position. Responding to such proposals, proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupting our operations, causing reputational harm, and diverting the attention of our board of directors and senior management from the pursuit of business strategies. Further, a multitude of organizations that provide information to investors have developed ratings processes for evaluating companies on their approach to ESG and sustainability matters. Such ratings and reports are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings, or perceptions of us or our industry as a result of such ratings or our ESG and sustainability practices, may lead to increased negative investor and other stakeholder sentiment toward us or our customers, and to the allocation of investment capital to other industries and companies, which could negatively affect our stock price and access to and costs of capital.
The occurrence of any of the foregoing could have a material adverse effect on our business or financial condition.
Due to the nature of our business, from time to time we may be subject to legal proceedings, regulatory disputes, and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, financial condition, and operating results.
From time to time, we may be subject to claims, lawsuits, regulatory disputes, government investigations and inquiries, and other proceedings involving our operations, products liability, competition and antitrust, intellectual property, environmental, securities, tax, labor and employment, commercial disputes, and other matters that could adversely affect our business operations and financial condition. As we have grown, we have seen a rise in the number and significance of these disputes and inquiries.
As a distributor of products, we face an inherent risk of exposure to product liability and other claims in the event that the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health or safety or other laws. In addition, we fabricate and install certain products, either internally or through third parties, which may increase our exposure to product liability claims. An unsuccessful product liability defense could be costly and accordingly result in a decline in net sales and/or profitability. In addition, even if we are successful in defending any claim relating to the products we distribute, claims of this nature could negatively impact customer confidence in our products and us.

Litigation and regulatory proceedings may be protracted and expensive. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation and investigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings or investigations may result in significant settlement costs or judgments, penalties and fines, or require us to modify our products or services, all of which could negatively affect our revenue growth. The results of litigation, investigations, claims, and regulatory proceedings cannot be predicted with certainty, and determining accruals for pending litigation and other legal and regulatory matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, financial condition, and results of operations. Additionally, we do not carry insurance for all categories of risk that our business may encounter (including asbestos claims for which insurance is not attainable). Any significant liability that is uninsured or not fully insured may require us to pay substantial amounts. See additional discussion in Item 1. “Business—Legal Proceedings” of this Annual Report on Form 10-K.
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
Although the majority of our overall product offerings relate to distribution for which we engage in no significant manufacturing, we do perform light fabrication services for certain product categories, including fire protection, storm drainage, geosynthetics and erosion control, meter sets and fusible HDPE piping products, which collectively accounted for less than 5% of our net sales in fiscal 2024 and which we believe are products with significant opportunities for growth. Any difficulties with, or interruptions of, our fabrication service operations could delay our output of products and harm our relationships with our customers. If our fabrication processes fail, we may fail to perform on our contracts with our customers unless we are able to obtain comparable products or services in a timely and cost-effective manner. Further, the performance of fabrication services on the products we sell may increase our exposure to product defect liabilities for which we have no recovery of losses through supplier indemnification. If we are unable to fabricate certain products, find suitable replacements for them or experience product defect liabilities it could have a material adverse effect on our business or financial condition.
We are subject to certain safety and labor risks associated with the distribution and fabrication of our products.
As of February 2, 2025, we employed approximately 5,700 associates in total, a significant percentage of whom work at our branch locations. Our business involves transporting industrial water, wastewater, storm drainage and fire protection products and operating heavy machinery such as forklifts and tractor trailers, and there is a risk that an accident or death could occur in one of our facilities. We operate a large fleet of trucks and other vehicles and therefore face the risk of traffic accidents. The outcome of any personal injury, wrongful death or other litigation is difficult to assess or quantify and the cost to defend litigation can be significant. Although we currently maintain insurance, including, but not limited to, workers’ compensation, automobile and general liability, there can be no assurance that we will be able to maintain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate protection against potential liabilities. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith or negative effects on associate morale, could have a material adverse effect on our business or financial condition.

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
Information security and cyber risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. The cybersecurity landscape continues to evolve and presents novel risks, and we may become increasingly vulnerable to such risks if we fail to assess and identify cybersecurity risks associated with our operations. A failure in or breach of our operational or information security systems, or those of our third-party service providers (or their downstream service providers), as a result of cyber-attacks or information security breaches has in the past, and could in the future, disrupt our business. Further, third parties we transact business with may incorporate generative artificial intelligence or other emerging technologies into their operations, and these tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection.
In addition, a cyber-attack or information security breach could result in the disclosure or misuse of confidential or proprietary information, result in legal liability and regulatory action, damage our business relationships and reputation, result in or increase our litigation, remediation, forensic or other costs or cause losses. We may also incur significant administrative and technology costs in implementing and maintaining data security measures to prevent or limit the impact of such incidents. Damage to us or to our suppliers or customers resulting from such incidents could subject us to liability under U.S. state and federal and foreign laws that require us to implement certain data security protocols and to protect confidential personal data, which could result in increased costs, loss of revenues, settlement costs and/or substantial penalties that may either not be insured or not be fully covered through insurance. The legal and regulatory environment surrounding information security and privacy in the U.S. and international jurisdictions is constantly evolving.
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
Our acquisitions frequently result in the recording of goodwill and other intangible or long-lived assets. As of February 2, 2025, goodwill and amortizing intangible assets, net of accumulated amortization, represented 32% and 16%, respectively, of our total assets. Goodwill is not amortized and is subject to impairment testing at least annually using a fair value-based approach. Future events, such as declines in our cash flow projections or customer demand, may cause impairments of our goodwill or long-lived assets, including intangible assets, based on factors such as the price of our common stock, projected cash flows, assumptions used, control premiums or other variables. In addition, if we divest long-lived assets at prices below their asset value, we must write them down to fair value resulting in long-lived asset impairment charges, which could adversely affect our financial position or results of operations. We cannot accurately predict the amount and timing of any impairment of assets, and, in the future, we may be required to take additional goodwill or other asset impairment charges. Any such non-cash charges could have a material adverse effect on our business or financial condition.

Our intangible assets include costs capitalized for development, design and implementation of internal use software. The Company has capitalized $23 million associated with ongoing internal use software projects. These intangible assets are assessed for impairment when a triggering event occurs including at the point it is determined that the internal use software will not fulfil its intended use.
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
We export and import certain of our products to and from different jurisdictions outside the U.S. The shipment of goods across international borders is subject to extensive trade laws and regulations. The laws and regulations concerning import-export activity, recordkeeping and reporting, import-export control, interactions with government officials and economic sanctions are complex and constantly changing, and we cannot provide assurance that we will not incur material costs or liabilities in connection with these or other regulatory requirements. Additionally, the war in Ukraine has led to economic sanctions imposed against Russia by the U.S. and certain European nations, including the prohibition on doing business with certain Russian companies, which have led to certain retaliatory trade restrictions from Russia. There is a possibility that such sanctions or trade restrictions, including in response to the tariffs discussed elsewhere, may be expanded, or new sanctions or trade restrictions may be imposed by the U.S., Russia, China or other countries, which could further disrupt supply chains or lead to volatility in pricing.
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
As of February 2, 2025, we had total consolidated indebtedness of $2,283 million and $275 million in outstanding lease commitments. In addition, as of February 2, 2025, after giving effect to $15 million of letters of credit issued under the Senior ABL Credit Facility (as defined in Note 6 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K), Core & Main LP would have been able to borrow an additional $1,142 million under the Senior ABL Credit Facility, subject to borrowing base availability.
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
•a portion of our cash flow from operations may be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes;
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
The agreements governing our indebtedness restrict our current and future operations and our ability, and the ability of our future subsidiaries, to engage in certain business and financial transactions, and as a result, may adversely affect our business or financial condition.
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
Core & Main LP is required to make mandatory prepayments under (a) the Senior ABL Credit Facility, if aggregate outstanding borrowings exceed the then applicable borrowing base or the then effective commitments under the Senior ABL Credit Facility, and (b) the Senior Term Loan Credit Facility (as defined in Note 6 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K), from excess cash flow, asset sale proceeds, insurance recovery proceeds and proceeds from certain debt incurrences, in each case subject to certain limitations and conditions set forth in the agreements governing such facilities. In addition, any future financing arrangements entered into by us may contain similar restrictions. As a result of these covenants and restrictions, we are limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities.
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
The Second Amended and Restated Agreement of Limited Partnership of Holdings (as amended, the “Amended and Restated Limited Partnership Agreement of Holdings”) may restrict our ability to incur additional indebtedness or refinance our existing indebtedness in a manner that would materially and adversely affect Holdings’ ability to make tax distributions to holders of Partnership Interests or distributions to us to fund payments under the Tax Receivable Agreements (as defined in Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K). We may be unable to secure additional financing or refinance our existing indebtedness on favorable terms as a result of such restriction.
In addition, each of the Tax Receivable Agreements requires that any debt document that refinances or replaces our existing indebtedness be no more restrictive on our ability to make payments under each Tax Receivable Agreement than our current indebtedness, unless CD&R Waterworks Holdings, L.P., a Delaware limited partnership, and certain stockholders affiliated with CD&R that transferred all of their Partnership Interests at the time of the initial public offering (collectively, the “CD&R Investors”) otherwise consent. At the time of any such refinancing or replacing our existing indebtedness, it may not be possible to include such terms in such debt documents, and a result, we may need the CD&R Investors’ consent to complete such refinancing of our existing indebtedness.
An increase in interest rates would increase the cost of servicing our indebtedness and could reduce our profitability, increase cash outflows, decrease our liquidity or impact our solvency.
Our indebtedness under the Senior ABL Credit Facility and the Senior Term Loan Credit Facility bears interest at variable rates. As a result, increases in interest rates could increase the cost of servicing such indebtedness and materially reduce our profitability and cash flows. As of February 2, 2025, assuming all Senior ABL Credit Facility revolving loans were fully drawn, and excluding the impact of any interest rate hedging instruments, each one percentage point change in interest rates would have resulted in an approximately $34 million increase in annual interest expense on the Senior ABL Credit Facility and the Senior Term Loan Credit Facility. The impact of such an increase may be more significant for us than it would be for some other companies because of the total amount of our indebtedness.

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
The Senior ABL Credit Facility matures on February 9, 2029, the outstanding borrowings on the 2028 Senior Term Loan (as defined in Note 6 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K) mature on July 27, 2028 and the outstanding borrowings on the 2031 Senior Term Loan (as defined in Note 6 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K) mature on February 9, 2031. We may be unable to refinance any of our indebtedness prior to maturity, or otherwise, or obtain additional financing, particularly because of our indebtedness. In addition, market disruptions, as well as our indebtedness levels, may increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due. We may be unable to refinance our indebtedness, at maturity or otherwise, on terms acceptable to us or at all. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs dramatically increase, our ability to finance current operations and meet our short-term and long-term obligations could be adversely affected.
If Core & Main LP cannot make scheduled payments on its indebtedness under the Senior ABL Credit Facility, the 2028 Senior Term Loan, and/or the 2031 Senior Term Loan, it will be in default and the lenders under the Senior ABL Credit Facility and/or the Senior Term Loan Credit Facility could terminate their commitments to loan money or foreclose against the assets securing the borrowings, and Core & Main LP could be forced into bankruptcy or liquidation. Any of these actions could have a material adverse effect on our business or financial condition.
Risks Related to Our Organizational Structure
Our principal asset is our direct and indirect ownership interest in Holdings, and accordingly, we depend on distributions from Holdings and its subsidiaries to pay our taxes and other expenses, including payments under each of the Tax Receivable Agreements. Our subsidiaries’ ability to make such distributions may be subject to various limitations and restrictions.
We are a holding company and our primary material assets are our indirect ownership of Core & Main LP, through its ownership interest in Holdings, and deferred tax assets associated with this ownership. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, will be dependent upon the financial results and cash flows of our current and future subsidiaries, including Core & Main LP. There can be no assurance that our subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including covenants in the agreements that govern Core & Main LP’s indebtedness, will permit such distributions.

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
Our organizational structure, including the Tax Receivable Agreements, confers certain benefits that will not benefit Class A common shareholders to the same extent as it will benefit holders of the Tax Receivable Agreements.
Our organizational structure, including the Tax Receivable Agreements, confers certain benefits upon the holders of the Tax Receivable Agreements that will not benefit the holders of our Class A common stock to the same extent. As described in Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, exchanges of Partnership Interests may generate tax attributes for the Company for which we must pay 85% of the realized, or deemed to be realized, benefits to the exchanging party under the respective Tax Receivable Agreement. Although we will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the trading market for the Class A common stock. In addition, our organizational structure, including the Tax Receivable Agreements, imposes additional compliance costs and requires a significant commitment of resources that would not be required of a company with a simpler organizational structure.
The Tax Receivable Agreements require us to make cash payments in respect of certain tax benefits to which we may become entitled, and we expect that the payments we will be required to make will be substantial.
As described in greater detail in Note 7 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, under the Tax Receivable Agreements, we are required to make cash payments under the Tax Receivable Agreements. The amount of the cash payments that we will be required to make under the Tax Receivable Agreements is expected to be substantial. Any payments made by us under the Tax Receivable Agreements will generally reduce the amount of overall cash flow that might have otherwise been available to us. Furthermore, our future obligation to make payments under the Tax Receivable Agreements could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot realize some or all of the tax benefits that are the subject of the Tax Receivable Agreements. Payments under the Tax Receivable Agreements are not conditioned on any holder’s continued ownership of Partnership Interests or our common stock. As of February 2, 2025, the Company had recorded a $725 million payable to related parties pursuant to the Tax Receivable Agreements.

In addition, if Management Feeder exchanged their remaining Partnership Interests on February 2, 2025, utilizing assumptions described in Note 7 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we would recognize an additional deferred tax asset (subject to offset with existing deferred tax liabilities) of approximately $131 million and a Tax Receivable Agreement liability of approximately $111 million. The full exchange by Management Feeder will also decrease our aforementioned deferred tax asset associated with our investment in Holdings by $5 million. These amounts are estimates only and are subject to change. The actual amount and timing of any payments under the Tax Receivable Agreements will vary depending upon a number of factors, including the timing of exchanges by the holders of Partnership Interests, the amount of gain recognized by such holders of Partnership Interests, the amount and timing of the taxable income we generate in the future and the federal tax rates then applicable.
In certain cases, payments under the Tax Receivable Agreements may be accelerated or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreements.
Each Tax Receivable Agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, nonpayment for a specified period which constitutes a material breach of a material obligation under such Tax Receivable Agreement, or if, at any time, we elect an early termination in accordance with the terms of the Tax Receivable Agreements or negotiate a settlement of the Tax Receivable Agreements, then our obligations, or our successor’s obligations, under such Tax Receivable Agreement to make payments thereunder would be based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to such Tax Receivable Agreement.
As a result of the foregoing, (i) we could be required to make payments under such Tax Receivable Agreement that are greater than the actual benefits we ultimately realize in respect of the tax benefits that are subject to such Tax Receivable Agreement and (ii) if we elect to terminate or negotiate a settlement of the Tax Receivable Agreement early, we would be required to make an immediate cash payment based on the present value of the anticipated future tax benefits that are the subject of such Tax Receivable Agreement, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. Based upon certain contractual assumptions, described in greater detail in Note 7 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we estimate that if we had exercised our termination right as of February 2, 2025, the amount of the termination payment pursuant to the Tax Receivable Agreements recorded on the Consolidated Balance Sheets for the exchange of Partnership Interests would be approximately $517 million and the amount of the termination payment to Management Feeder holding the remaining exchangeable Partnership Interests would be approximately $76 million. The foregoing numbers are estimates and the actual payments could differ materially based on, among other things, the timing of an early termination election, the discount rate applicable at the time of the early termination election and material changes in relevant tax law. In these situations, our payments under such Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to fund or finance our payments under the Tax Receivable Agreements.
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
Payments under the Tax Receivable Agreements will be based on the tax reporting positions that we determine, and the IRS or another taxing authority may challenge all or part of the tax basis increases, as well as other related tax positions we take, and a court could sustain such challenge. While the actual increase in tax basis, as well as the actual amount and timing of any payments under the Tax Receivable Agreements, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, future tax rates, and the amount and timing of our income, we expect that, as a result of the size of the increases in the tax basis of the tangible and intangible assets of Holdings attributable to our interests in Holdings, during the expected term of the Tax Receivable Agreements, the payments that we may make could be substantial.

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
•action by institutional shareholders or other large shareholders, including future sales of our Class A common stock;
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
•misconduct or other improper actions of our associates; and
•the other risks described herein.
Stock markets have experienced extreme volatility in recent years that has been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Class A common stock, regardless of our operating performance. In certain situations in which the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. We may be a target of this type of litigation in the future. The defense and disposition of litigation of this type could result in substantial costs and divert resources and the time and attention of our management, which could materially and adversely affect our business or financial condition.
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
Future sales of shares by us or our existing shareholders could cause our stock price to decline.
Sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, could cause the market price of our Class A common stock to decline. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
As of February 2, 2025, we had a total of 189,815,899 shares of Class A common stock outstanding and 7,936,061 of potential additional shares of Class A common stock issuable upon exchange of Partnership Interests (with automatic retirement of an equal number of shares of Class B common stock).
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

In accordance with the terms of the Amended and Restated Limited Partnership Agreement of Holdings, Core & Main, as the general partner of Holdings, has the right to require the mandatory exchange of the remaining Partnership Interests held by Management Feeder for shares of Class A common stock in accordance with the Exchange Agreement. We continually evaluate the benefits and costs of our legal entity structure, including but not limited to its tax implications, administrative costs and clarity of financial reporting, and we may elect to initiate a mandatory exchange transaction in the future. A mandatory exchange of Partnership Interests constitutes a taxable transaction to members of Management Feeder, creates tax attributes for Core & Main and establishes obligations under our Tax Receivable Agreements. While a mandatory exchange by Holdings does not require members of Management Feeder to sell their Class A common stock, certain members of Management Feeder, in part to fund tax obligations, may elect to exchange their Partnership Interests and sell their Class A common stock in anticipation of a potential mandatory exchange event or may elect to sell their Class A common stock after a mandatory exchange event. The mandatory exchange, the potential sale of Class A common stock or actual sales of Class A common stock could cause the market price of our Class A common stock to decline. The timing and authorization of a potential future mandatory exchange are at the discretion of the Board of Directors of Core & Main.
On July 23, 2021, we also filed a registration statement on Form S-8 under the Securities Act to register the shares of Class A common stock to be issued under our equity compensation plans. As a result, all shares of Class A common stock acquired upon exercise of stock options and other securities convertible or exchangeable into shares of Class A common stock granted under our equity compensation plans will be freely tradable under the Securities Act unless purchased by our affiliates.
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
If, in the future, we decide to issue debt or equity securities that rank senior to our Class A common stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Issuing additional shares of our Class A common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our shareholders or reduce the market price of our Class A common stock. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our Class A common stock and may result in dilution to owners of our Class A common stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Class A common stock. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors outside our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our Class A common stock will bear the risk of our future offerings, reducing the market price of our Class A common stock or diluting the value of their stock holdings in us.
In addition, in the future, we may issue additional shares of Class A common stock or other equity or debt securities convertible into or exercisable or exchangeable for shares of our Class A common stock in connection with a financing, strategic investment, litigation settlement or employee arrangement or otherwise. Any of these issuances could result in substantial dilution to our existing shareholders and could cause the trading price of our Class A common stock to decline.
Anti-takeover provisions in our Certificate of Incorporation and our amended and restated by-laws (the “By-laws”) could discourage, delay or prevent a change of control of our Company and may affect the trading price of our Class A common stock.
Our Certificate of Incorporation and By-laws include a number of provisions that may discourage, delay or prevent a change in our management or control over us even if our shareholders might consider such changes to be favorable. For example, our Certificate of Incorporation and By-laws collectively:
•authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;
•provide for a classified board of directors, which divides our board of directors into three classes, with members of each class serving staggered three-year terms, which prevents shareholders from electing an entirely new board of directors at an annual meeting;
•limit the ability of shareholders to remove directors without cause;
•provide that vacancies on our board of directors, including vacancies resulting from an enlargement of our board of directors, may be filled only by a majority vote of directors then in office;

•prohibit shareholders from calling special meetings of shareholders;
•prohibit shareholder action by consent in writing or electronic transmission, thereby requiring all actions to be taken at a meeting of the shareholders;
•do not opt out of Section 203 of the Delaware General Corporation Law (the “DGCL”), which generally prohibits a publicly-held Delaware corporation from engaging in a “business combination” with an “interested shareholder” for a period of three years following the time the person became an interested shareholder, or any successor provision to Section 203;
•establish advance notice requirements for nominations of candidates for election as directors or to bring other business before an annual meeting of our shareholders; and
•require the approval of holders of at least 66 2/3% of the voting power of the outstanding shares of our common stock then entitled to vote thereon to amend our By-laws and certain provisions of our Certificate of Incorporation.
These provisions may prevent our shareholders from receiving the benefit from any premium to the market price of our Class A common stock offered by a bidder in a takeover context or from changing our management and board of directors. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our Class A common stock if the provisions are viewed as discouraging takeover attempts in the future.
Our Certificate of Incorporation and By-laws may also make it difficult for shareholders to replace or remove our management. Furthermore, the existence of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our Class A common stock. These provisions may facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our shareholders.
We currently do not have an approved plan to pay dividends on our Class A common stock and consequently, your ability to achieve a return on your investment depends on appreciation in the price of our Class A common stock.
While we may in the future consider approving a plan to pay dividends on our Class A common stock, we currently intend to use our future earnings, if any, to repay debt, to fund our growth, to develop our business, for working capital needs, stock repurchases and for general corporate purposes. Therefore, there is no certainty as to the timing, frequency and magnitude of any dividends that we may pay on our Class A common stock for the foreseeable future, and the success of an investment in shares of our common stock depends upon any future appreciation in their value. There is no guarantee that shares of our Class A common stock will appreciate in value or even maintain the price at which our shareholders have purchased their shares. Payments of dividends, if any, are at the sole discretion of our board of directors after taking into account various factors, including general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal and tax restrictions and implications of the payment of dividends by us to our shareholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. In addition, our operations are conducted almost entirely through our subsidiaries. As such, to the extent that we determine in the future to pay dividends on our Class A common stock, none of our subsidiaries will be obligated to make funds available to us for the payment of dividends. Further, the agreements governing our subsidiaries’ debt agreements significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us, and we may enter into other debt agreements or borrowing arrangements in the future that restrict or limit our ability to pay cash dividends on our Class A common stock. In addition, Delaware law imposes additional requirements that may restrict our ability to pay dividends to holders of our Class A common stock.
We could repurchase Class A common stock under the approved Repurchase Program however we are not obligated to repurchase shares under the plan.
On June 12, 2024, the Company’s board of directors authorized a share repurchase program (the “Repurchase Program”), pursuant to which the Company may purchase up to $500 million of the Company’s Class A common stock. The timing and amount of any share repurchases will be determined by the Company at its discretion based on ongoing evaluation of general market conditions, the market price of the Company’s Class A common stock, the Company’s capital needs and other factors the Company deems relevant. Under the Repurchase Program, share repurchases may be made through a variety of methods, which may include open market or privately negotiated transactions, including accelerated repurchase transactions, block trades or trading plans intended to comply with Rule 10b5-1 under the Exchange Act. The Repurchase Program does not obligate the Company to acquire any particular amount of Class A Common Stock, and it may be amended, suspended or terminated at any time at the Company’s discretion. The Company currently expects to fund the Repurchase Program using existing cash and cash equivalents, short-term borrowings and/or future cash flows. During fiscal 2024, the Company repurchased 3,974,820 shares of Class A common stock for a total of $176 million through open market transactions.

Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain litigation that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or shareholders.
Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action, suit or proceeding brought on our behalf, (ii) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed to us or our shareholders by any of our directors, officers, other employees, agents or shareholders, (iii) any action, suit or proceeding asserting a claim arising out of or pursuant to or seeking to enforce any right, obligation or remedy under any provision of our Certificate of Incorporation or our By-laws (as either may be amended or restated) or the DGCL, or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action or proceeding asserting a claim that is governed by the internal affairs doctrine, in each case subject to such Court of Chancery of the State of Delaware having personal jurisdiction over the indispensable parties named as defendants. It is possible that a court could find that the exclusive forum provisions described above are inapplicable for a particular claim or action or that such provision is unenforceable, and our shareholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. As permitted by Delaware law, our Certificate of Incorporation provides that, unless we consent in writing to the election of an alternative forum, the U.S. federal district courts will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, the Exchange Act, and the rules and regulations thereunder. To the fullest extent permitted by law, by becoming a shareholder in our Company, you will be deemed to have notice of and have consented to the provisions of our Certificate of Incorporation related to choice of forum. The choice of forum provision in our Certificate of Incorporation may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or any of our directors, officers, other employees, agents or shareholders, which could discourage lawsuits with respect to such claims. Additionally, a court could determine that the exclusive forum provision is unenforceable, and our shareholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. If a court were to find these provisions of our Certificate of Incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business or financial condition.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Governance
The Company maintains a comprehensive cybersecurity program based in-part on the National Institute of Standards and Technology’s Cybersecurity Framework. This program is integrated within the Company’s enterprise risk management program. This program operates under the oversight of the board of directors, primarily through the audit committee. The governance structure ensures proper oversight and accountability at all levels of the organization.
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
The Company’s board of directors, primarily through its audit committee, oversees the Company’s cybersecurity program. The Company’s Chief Information Security Officer (“CISO”) regularly reports to the board’s audit committee on the current state of the Company’s cybersecurity program (including but not limited to, the current threat landscape, cybersecurity risks, and as needed, any significant incidents). The audit committee may provide updates to the board of directors on the substance of these reports and any recommendations for improvements that the audit committee deems appropriate. At the management level, the Company’s Chief Information Officer (the “CIO”) and Chief Financial Officer receive regular historical and real-time reports about the Company’s cybersecurity status from the Company’s cybersecurity department which is led by our CISO.
The CISO is responsible for the cybersecurity program, which includes security architecture, security operations, incident response, IT risk and compliance and security awareness and training and the CIO is responsible for IT disaster recovery. The CISO and CIO each have over 25 years of security and IT experience. The other members of the Company’s security organization also have extensive cybersecurity, business, and technology experience and hold certifications in their area of expertise.

Risk Management and Strategy
The Company monitors its information systems to assess, identify, and manage risks and assess cybersecurity threats. The Company’s cybersecurity program and related process for identifying and assessing material risks from cybersecurity threats operate alongside the Company’s broader overall risk assessment process. The Company monitors risks through active (e.g., penetration tests and vulnerability scans) and passive (e.g., end-point protection) methods and addresses system alerts. The Company’s cybersecurity team investigates system alerts that may indicate the presence of a cybersecurity threat or incident and escalates information to the Company’s CISO regarding the threat or incident as necessary to address it in a timely manner.
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
The Company maintains an incident response plan, which sets forth processes the Company will follow to address a significant cybersecurity threat or incident. The incident response plan provides for, among other things, inter-departmental coordination and management of cybersecurity threats or incidents to quickly assess the impact, mitigate risks to information systems, and work to resolve vulnerabilities. Depending on the threat or incident, the Company may utilize third-parties for assistance in investigating and addressing cybersecurity incidents or threats.
The Company maintains procedures for screening and evaluating third-party suppliers, including those who have access to customer and employee data, prior to engaging with them. The Company assesses each such prospective supplier’s system security in light of the product or service to be provided to the Company. The security team analyzes high-value or high-risk third-party suppliers through review of system and organization controls reports, and/or interviews and surveys prior to engagement. Additionally, the Company reviews third-party suppliers on an ongoing basis post-engagement to identify any changes in their security risk profile, including the occurrence of cybersecurity events affecting such suppliers.
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
Item 2. Properties
We own our headquarters, located in St. Louis, Missouri, which we use for our principal corporate activities. In addition to our headquarters, as of February 2, 2025, we leased 324 properties and owned 47 properties. Our facilities typically include a small office space, an in-store counter and/or merchandising display area, inside warehouse space and a yard for outside storage. In addition, we have 7 distribution facilities strategically located around the U.S. to maximize efficiency of product distribution. We enter into leases with terms typically ranging from three to seven years that include renewal options. We believe that these facilities are well-maintained and adequate to support the current needs of our business.

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
Like other companies in our industry, we have been subject to personal injury and property damage claims arising from the types of products that we distribute. As a distributor in this industry, we face an inherent risk of exposure to product liability claims in the event that the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health or safety or other laws. Such product liability claims in the past have included, and may in the future include, allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. In particular, we have been and continue to be a defendant in asbestos-related litigation matters. See Item 1A. “Risk Factors—Risks Related to Our Business—Due to the nature of our business, from time to time we may be subject to legal proceedings, regulatory disputes, and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, financial condition, and operating results” in this Annual Report on Form 10-K.
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
Holders of Record
As of February 2, 2025, there were three holders of record of our Class A common stock. We believe there are a significantly larger number of beneficial owners of our common stock because many shares are held by brokers and other institutions on behalf of shareholders.
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

Performance Graph
The following graph and table compare the total shareholder return from July 23, 2021, the date on which our Class A common stock commenced trading on the New York Stock Exchange, through February 2, 2025 of (i) our Class A common stock, (ii) the Standard and Poor’s 500 Stock Index, or S&P 500 Index, (iii) the Russell 2000 Index and (iv) the S&P MidCap 400 Industrials Index. The stock performance graph and table assume an initial investment of $100 on July 23, 2021.
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

$250.00
$200.00
$150.00
$100.00
$50.00
07/23/21
01/30/22
01/29/23
01/28/24
02/02/25
Core & Main
S&P 500 Index
Russell 2000 Index
S&P MidCap 400 Industrials

		Indexed Returns Years Ended
Company/Index	July 23, 2021	January 30, 2022	January 29, 2023	January 28, 2024	February 2, 2025
Core & Main (1)	$100.00	$98.95	$91.43	$171.10	$238.14
S&P 500 Index	100.00	100.45	92.27	110.86	136.92
Russell 2000 Index	100.00	89.07	86.51	89.53	103.53
S&P MidCap 400 Industrials Index	100.00	96.77	102.27	121.62	145.01
(1) For the July 23, 2021 initial investment in Core & Main, we utilized the closing market price of $23.70.

Issuer Purchases of Equity Securities
The following is a summary of our repurchases of shares of Class A common stock during the fiscal quarter ended February 2, 2025:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 28, 2024 - November 30, 2024	—	N/A	—	$379
December 1, 2024 -December 31, 2024(1)(2)	1,115,628	50.78	1,084,337	324
January 1, 2025 - February 2, 2025(1)	5,551	52.78	—	324
	1,121,179	$50.79	1,084,337	$324
(1) Reflects repurchases by the Company of shares of our Class A common stock pursuant to employee tax withholding obligations and strike price settlement upon exercise of unit appreciation rights and vesting of restricted stock units pursuant to terms of the Company’s 2021 Omnibus Equity Incentive Plan.
(2) Includes the repurchase by the Company of 1,084,337 shares of our Class A common stock for an average price per share of $50.74 through open market transactions during the three months ended February 2, 2025 as part of the Repurchase Program (as defined in Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
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
Overview
Core & Main, Inc. (“Core & Main” and collectively with its subsidiaries, the “Company”) is a leading specialty distributor dedicated to advancing reliable infrastructure with local service, nationwide. With a focus on water, wastewater, storm drainage and fire protection products, and related services, we provide solutions to municipalities, private water companies and professional contractors across municipal, non-residential and residential end markets, nationwide. Our specialty products and services are used primarily in the maintenance, repair, replacement and new construction of water, wastewater, storm drainage and fire protection infrastructure. We reach customers through a network of over 370 branches across 49 U.S. states. Our products include pipes, valves, fittings, storm drainage products, fire protection products, meter products and other products. We complement our core products through additional offerings, including smart meter systems, fusible high-density polyethylene (“fusible HDPE “) piping solutions, specifically engineered treatment plant products, geosynthetics and erosion control products.
Basis of Presentation
The Company is a holding company that indirectly owns Core & Main LP through its ownership interest in Core & Main Holdings, LP (“Holdings”). Core & Main’s primary material assets are its direct and indirect ownership interest in Holdings and deferred tax assets associated with such ownership. The consolidated financial information of Core & Main presented herein, including the accompanying audited consolidated financial statements included in this Annual Report on Form 10-K, includes the consolidated financial information of Holdings and its subsidiaries. The limited partner interests of Holdings (“Partnership Interests”) not held by Core & Main are reflected as non-controlling interests in the condensed consolidated financial statements.
Fiscal Year
Our fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. The fiscal year ended February 2, 2025 (“fiscal 2024”) included 53 weeks and the fiscal years ended January 28, 2024 (“fiscal 2023”) and January 29, 2023 (“fiscal 2022”) included 52 weeks. The next fiscal year ending February 1, 2026 (“fiscal 2025”) will include 52 weeks.
Significant Events During Fiscal 2024
On February 9, 2024, Core & Main LP amended the terms of the Senior ABL Credit Facility (as defined in Note 6 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K) in order to extend the maturity from July 27, 2026 to February 9, 2029.
On February 9, 2024, Core & Main LP entered into a $750 million senior term loan, which matures on February 9, 2031 (the “2031 Senior Term Loan”). Proceeds of the 2031 Senior Term Loan were used to, among other things, (a) repay total outstanding borrowings under the Senior ABL Credit Facility, (b) invest in organic growth and productivity initiatives, M&A, share repurchases or other initiatives aligned with Core & Main’s capital allocation strategy and (c) pay related fees, premiums and expenses.
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
On December 17, 2024, Core & Main LP amended the terms of the 2031 Senior Term Loan, in order to increase the principal balance by $200 million to $944 million with the proceeds utilized to repay outstanding borrowings under the 2028 Senior Term Loan. In addition, the amendment reduced the effective applicable margin from 2.25% to 2.00%.

Refer to Note 6 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the amendment to the Senior ABL Credit Facility, the 2028 Senior Term Loan, the 2031 Senior Term Loan and the interest rate swap.
On June 12, 2024, the Company’s board of directors authorized a share repurchase program (the “Repurchase Program”), pursuant to which the Company may purchase up to $500 million of the Company’s Class A common stock. Shares repurchased under the Repurchase Program are retired immediately and are accounted for as a decrease to stockholders’ equity. During fiscal 2024, the Company repurchased 3,974,820 shares of Class A common stock for a total of $176 million through open market transactions.
Significant Events During Fiscal 2023
During fiscal 2023, the Company repurchased from certain selling stockholders affiliated with CD&R 45,000,000 total Class A common stock and Partnership Interests for total consideration of $1,344 million. Refer to Note 1 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the share repurchase transactions completed in fiscal 2023.
During fiscal 2023, certain shareholders affiliated with CD&R exchanged 43,406,925 Partnership Interests and shares of Class B common stock, which were retired, for a corresponding number of shares of Class A common stock.
Key Factors Affecting Our Business
End-Markets and General Economic Conditions
Historically, demand for our products has been tied to municipal infrastructure spending, non-residential construction and residential construction in the U.S. We estimate that, based on fiscal 2024 net sales, our exposure by end market was approximately 42% municipal, 38% non-residential and 20% residential. Infrastructure spending and the non-residential and residential construction markets are subject to cyclical market pressures. Municipal demand has been relatively steady over the long term due to the consistent and immediate need to replace broken infrastructure; however, activity levels are subject to the availability of funding for municipal projects. Non-residential and residential construction activities are primarily driven by availability of credit, interest rates, general economic conditions, consumer confidence and other factors that are beyond our control. The length and magnitude of these cycles have varied over time and by market. Cyclicality can also have an impact on the products we procure for our customers or our related services, as further discussed under “—Price Fluctuations” below. Interest rate increases in fiscal 2023 slowed home buying and new lot development, which was a contributing factor to a decline in the residential end market in fiscal 2023. In the second half of 2024 certain benchmark interest rates were cut, if interest rates continue to decline this may result in increased levels of activity in the U.S. residential and non-residential construction markets.
In November 2021, the IIJA was signed into law, which includes $55 billion to invest in water infrastructure across the U.S. In January 2025, President Trump issued an executive order to pause funding disbursements under IIJA; however this funding pause was not related to funding for water or road projects. While this pause is temporary, a more permanent reduction in IIJA funding may have an adverse effect on our business or financial condition. In the coming years, including as a result of the IIJA, we expect, but cannot provide any assurance that, increased federal infrastructure investment to have a core focus on the upgrade, repair and replacement of municipal waterworks systems and to address demographic shifts and serve the growing population. We believe these dynamics, coupled with expanding municipal budgets, create the backdrop for a favorable funding environment and accelerated investment in projects that will benefit our business.
Seasonality
Our operating results within a fiscal year are typically impacted by seasonality. Colder weather and shorter daylight hours historically have reduced construction, maintenance and repair activity. As a result, net sales are typically lower in our first and fourth fiscal quarters, especially in northern geographic regions. Abnormal levels of precipitation may negatively impact our operating results as it may result in the delay of construction projects across fiscal quarters. Our operating results may also be adversely affected by hurricanes, which typically occur during our third fiscal quarter. Our cash flows from operating activities are typically lower during the first and second fiscal quarters due to investment in working capital and annual incentive compensation payments and are typically higher during the third and fourth fiscal quarters due to cash inflows associated with receivable collections and reduced inventory purchases.

Price Fluctuations
Our financial performance is impacted by price fluctuations in the cost to procure substantially all the products we sell and our ability to reflect these changes, in a timely manner, in our customer pricing.
The costs to procure the products we sell are historically volatile and subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor and material costs, competition, market speculation, government regulation, weather events, trade policies and periodic delays in the delivery of our products. If we are able to pass through price increases to our customers, our net sales will increase; conversely, during periods of deflation, our customer pricing may decrease to remain competitive, resulting in decreased net sales. During fiscal 2022, we experienced supply chain disruption that contributed to significant price inflation and product surcharges with respect to certain products we sell. The supply chain disruption was due to several factors, including, but not limited to, unpredictable lead times and delays from our suppliers, labor availability, global logistics and the availability of raw materials. In fiscal 2023, we saw improvements in the supply chain and more predictable lead times for certain products, but for other products the supply chain remained constrained. This led to price stability in fiscal 2023 compared to the price inflation we experienced during fiscal 2022. In fiscal 2024, certain suppliers and product lines experienced greater product availability that slightly lowered selling prices for these product lines. Additional supply chain disruptions may result in increases in product costs which we may not be able to pass on to our customers, loss of sales due to lack of product availability or potential customer claims from the inability to provide products in accordance with contractual terms. Greater product availability from supply chain improvements may lead to increased competition that may result in price and volume declines. We continue to monitor all of these factors and the resulting price impacts. In addition, the cost of products we purchase and sell may be impacted by the imposition of additional tariffs on imported goods from several geographic regions.
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
Interest Rates
Certain of our indebtedness, including borrowings under the Senior Term Loan Credit Facility (as defined in Note 6 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K) and the Senior ABL Credit Facility, are subject to variable rates of interest and expose us to interest rate risk. The Senior Term Loan Credit Facility and the Senior ABL Credit Facility each bear interest based on term secured overnight financing rate (“Term SOFR”). If interest rates increase, our debt service obligations on our variable-rate indebtedness will increase and our net income would decrease, even though the amount borrowed under the facilities remains the same. As of February 2, 2025, we had $2,283 million of outstanding variable-rate debt. We seek to mitigate our exposure to interest rate volatility through the entry into interest rate swap instruments, such as our interest rate swap, associated with borrowings under the Senior Term Loan Credit Facility, which effectively converts $800 million of our variable rate debt to fixed rate debt, with notional amount decreases to $700 million on July 27, 2025 through the instrument maturity on July 27, 2026. On February 12, 2024, Core & Main LP entered into an additional interest rate swap, associated with borrowings under the Senior Term Loan Credit Facility, that has a starting notional amount of $750 million that increases to $1,500 million on July 27, 2026 through the instrument maturity on July 27, 2028. Despite these efforts, unfavorable movement in interest rates may further result in higher interest expense and cash payments.

Acquisitions
In addition to our organic growth strategy, we opportunistically pursue strategic asset and business acquisitions to grow our business. Below is a summary of the acquisitions that closed in fiscal 2024 (the “Fiscal 2024 Acquisitions”), fiscal 2023 (the “Fiscal 2023 Acquisitions”) and fiscal 2022 (the “Fiscal 2022 Acquisitions”) with an aggregate transaction value of $769 million, $244 million and $124 million, subject to working capital adjustments, respectively.

	Product Lines	Closing Date
Fiscal 2024
ARGCO Northeast LLC	Fire Protection	November 2024
Eastcom Associates, Inc.	Pipes, Valves & Fittings; Meter products	October 2024
Green Equipment Company	Pipes, Valves & Fittings; Meter products	September 2024
GroGreen Solutions Georgia, LLC	Storm Drainage	September 2024
HM Pipe Products LP and HM Pipe Products Kitchner LP	Pipes, Valves & Fittings; Storm Drainage	August 2024
Geothermal Supply Company Inc.	Pipes, Valves & Fittings	May 2024
EGW Utilities Inc.	Pipes, Valves & Fittings; Meter products	April 2024
NW Geosynthetics Inc.	Storm Drainage	April 2024
DKC Group Holdings, LLC	Pipes, Valves & Fittings; Storm Drainage; Meter products	March 2024
Eastern Supply Inc.	Storm Drainage	February 2024

Fiscal 2023
Lee Supply Company Inc.	Pipes, Values & Fittings; Storm Drainage; Meter products	January 2024
Granite Water Works Inc.	Pipes, Values & Fittings; Storm Drainage; Meter products	December 2023
Enviroscape ECM, Ltd.	Storm Drainage	November 2023
J.W. D’Angelo Co.	Pipes, Valves & Fittings; Fire Protection; Storm Drainage	July 2023
Foster Supply, Inc.	Pipes, Valves & Fittings; Storm Drainage	July 2023
Midwest Pipe Supply Inc.	Pipes, Valves & Fittings; Storm Drainage	April 2023
UPSCO, Inc.	Pipes, Valves & Fittings; Meter products	April 2023
Landscape & Construction Supplies LLC	Storm Drainage	March 2023

Fiscal 2022
Lanier Municipal Supply	Pipes, Valves & Fittings; Storm Drainage	December 2022
Distributors, Inc.	Fire Protection	October 2022
Trumbull Industries, Inc.	Pipes, Values & Fittings	October 2022
Inland Water Works Supply Co.	Pipes, Valves & Fittings; Storm Drainage	August 2022
Earthsavers Erosion Control, LLC	Storm Drainage	June 2022
Lock City Supply, Inc.	Pipes, Valves & Fittings; Storm Drainage; Meter products	May 2022
Dodson Engineered Products, Inc.	Pipes, Valves & Fittings; Storm Drainage; Meter products	March 2022
As we integrate these and other acquisitions into our existing operations, we may not be able to identify the specific financial statement impacts associated with these acquisitions. There can be no assurance that the anticipated benefits of the acquisitions will be realized on the timeline we expect, or at all.

Key Business Metrics
Net Sales
We generate net sales primarily from the sale of water, wastewater, storm drainage and fire protection products and the provision of related services to over 60,000 customers, as of February 2, 2025, including municipalities, private water companies and professional contractors. We recognize sales, net of sales tax, customer incentives, returns and discounts. Net sales fluctuate as a result of changes in product costs as we seek to reflect these changes in our customer pricing in a timely manner. This will increase net sales if we are able to pass along price increases and decrease net sales if we are required to reduce our customer prices as a result of competitive dynamics.
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
•Fire protection products primarily include fire protection pipe, sprinkler heads, fittings, valves and devices as well as custom fabrication services.
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

Results of Operations
Fiscal Year Ended February 2, 2025 Compared with Fiscal Year Ended January 28, 2024
Amounts in millions (except per share data)

	Fiscal Years Ended
	February 2, 2025	January 28, 2024

Net sales	$7,441	$6,702
Cost of sales	5,461	4,884
Gross profit	1,980	1,818
Operating expenses:
Selling, general and administrative	1,078	931
Depreciation and amortization	183	147
Total operating expenses	1,261	1,078
Operating income	719	740
Interest expense	142	81
Income before provision for income taxes	577	659
Provision for income taxes	143	128
Net income	434	531
Less: net income attributable to non-controlling interests	23	160
Net income attributable to Core & Main, Inc.	$411	$371
Earnings per share:
Basic	$2.14	$2.15
Diluted	$2.13	$2.15
Non-GAAP Financial Data:
Adjusted EBITDA	$930	$910
Net Sales
Net sales for fiscal 2024 increased $739 million, or 11.0%, to $7,441 million compared with $6,702 million for fiscal 2023. Net sales increased primarily due to acquisitions, higher volumes and contributions from the 53rd selling week in the current year partially offset by slightly lower selling prices. Net sales increased for pipes, valves & fittings due to acquisitions partially offset by slightly lower selling prices. Net sales increased for storm drainage due to acquisitions and our ability to drive the adoption of advanced storm water management systems. Net sales for fire protection products declined due to lower selling prices and lower end-market volumes partially offset by acquisitions. Net sales of meter products benefited from our ability to drive the adoption of smart meter technology through municipalities, increased product availability and acquisitions.

	Fiscal Years Ended
	February 2, 2025	January 28, 2024	Percentage Change

Pipes, valves & fittings products	$5,006	$4,504	11.1%
Storm drainage products	1,147	985	16.4%
Fire protection products	596	688	(13.4)%
Meter products	692	525	31.8%
Total net sales	$7,441	$6,702	11.0%
Gross Profit
Gross profit for fiscal 2024 increased $162 million, or 8.9%, to $1,980 million compared with $1,818 million for fiscal 2023. Gross profit as a percentage of net sales for fiscal 2024 was 26.6% compared with 27.1% for fiscal 2023. The overall decrease in gross profit as a percentage of net sales was primarily attributable to larger prior year benefits from strategic inventory investments during an inflationary period partially offset by favorable impacts from the execution of our gross margin initiatives and accretive acquisitions.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for fiscal 2024 increased $147 million, or 15.8%, to $1,078 million compared with $931 million during fiscal 2023. The increase includes $105 million in personnel expenses primarily related to acquisitions. The remaining increase is driven by acquisitions, inflation, other growth investments and additional costs from the 53rd week in the current year. SG&A expenses as a percentage of net sales was 14.5% for fiscal 2024 compared with 13.9% for fiscal 2023. The increase was primarily attributable to acquisitions, investments in growth and inflationary cost impacts.
Depreciation and Amortization Expense
Depreciation and amortization (“D&A”) expense for fiscal 2024 was $183 million compared with $147 million during fiscal 2023. The increase was primarily attributable to recent acquisitions.
Operating Income
Operating income for fiscal 2024 decreased $21 million, or 2.8%, to $719 million compared with $740 million during fiscal 2023. The decrease in operating income was primarily attributable to higher SG&A and D&A expenses partially offset by higher gross profit.
Interest Expense
Interest expense was $142 million for fiscal 2024 compared with $81 million for fiscal 2023. The increase was primarily attributable to increased borrowings under the 2031 Senior Term Loan and the Senior ABL Credit Facility partially offset by a decrease in interest rates.
Provision for Income Taxes
The provision for income taxes for fiscal 2024 increased $15 million, or 11.7%, to $143 million compared with $128 million during fiscal 2023. The increase was primarily attributable to an increase in the effective tax rate partially offset by lower operating income. For fiscal 2024 and fiscal 2023, our effective tax rates were 24.8% and 19.4%, respectively. The effective tax rate for each period reflects only the portion of net income that is attributable to taxable entities. The increase in the effective tax rate was primarily attributable to a decrease in the non-controlling interest ownership that increased the allocation of net income to taxable entities.
Net Income
Net income for fiscal 2024 decreased $97 million, or 18.3%, to $434 million compared with $531 million for fiscal 2023. The decrease in net income was primarily attributable to an increase in interest expense, related to increased borrowings to support acquisitions in fiscal 2024, and an increase in income tax expense related to an increase in the allocation of net income to taxable entities. The remaining decrease is related to a 2.8% decline in operating income.
Net Income Attributable to Non-controlling Interests
Net income attributable to non-controlling interests for fiscal 2024 decreased $137 million to $23 million compared with $160 million for fiscal 2023. The decrease was primarily attributable to exchanges of Partnership Interests by non-controlling interest holders and a decline in net income.
Net Income Attributable to Core & Main, Inc.
Net income attributable to Core & Main, Inc. for fiscal 2024 increased $40 million, or 10.8%, to $411 million compared with $371 million for fiscal 2023. The increase was primarily attributable to a decreased allocation to non-controlling interest holders following exchanges of Partnership Interests partially offset by a decline in net income.
Earnings Per Share
The Class A common stock basic earnings per share for fiscal 2024 decreased 0.5% to $2.14 compared with $2.15 for fiscal 2023. The Class A common stock diluted earnings per share for fiscal 2024 decreased 0.9% to $2.13 compared with $2.15 for fiscal 2023. The basic earnings per share decreased due to higher Class A share counts from exchanges of Partnership Interests partially offset by an increase in net income attributable to Core & Main, Inc. Diluted earnings per share decreased due to a decline in net income partially offset by lower share counts following the share repurchase transactions executed throughout fiscal 2023 and fiscal 2024.

Adjusted EBITDA
Adjusted EBITDA for fiscal 2024 increased $20 million, or 2.2%, to $930 million compared with $910 million for fiscal 2023. The increase in Adjusted EBITDA was primarily attributable to higher gross profit, in part due to contributions from the 53rd selling week, partially offset by higher SG&A expenses. For a reconciliation of Adjusted EBITDA to net income or net income attributable to Core & Main, Inc., the most comparable GAAP financial metric, as applicable, see “—Non-GAAP Financial Measures.”
Fiscal Year Ended January 28, 2024 Compared with Fiscal Year Ended January 29, 2023
A discussion of changes in our financial condition and results of operations during the fiscal year ended January 28, 2024, compared to the fiscal year ended January 29, 2023 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 28, 2024, filed with the SEC on March 19, 2024, which discussion is incorporated herein by reference and which is available, free of charge, on the SEC’s website at www.sec.gov and on our website at www.coreandmain.com.
Liquidity and Capital Resources
Historically, we have financed our liquidity requirements through cash flows from operating activities, borrowings under our credit facilities, issuances of equity and debt securities and working capital management activities. Our principal historical liquidity requirements have been for working capital, capital expenditures, acquisitions, servicing indebtedness, share repurchases (including under the Repurchase Program) and the Repurchase Transactions (as defined in Note 1 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
As of February 2, 2025, our cash and cash equivalents totaled $8 million. We maintain our cash deposits according to a banking policy that requires diversification across a variety of highly-rated financial institutions. However, this could result in a concentration of cash and cash equivalents across these financial institutions in excess of Federal Deposit Insurance Corporation-insured limits.
As of February 2, 2025, we had $93 million outstanding borrowings on our Senior ABL Credit Facility, which provides for borrowings of up to $1,250 million, subject to borrowing base availability. As of February 2, 2025, after giving effect to approximately $15 million of letters of credit issued under the Senior ABL Credit Facility, Core & Main LP would have been able to borrow approximately $1,142 million under the Senior ABL Credit Facility, subject to borrowing base availability. Our short term debt obligations of $24 million are related to quarterly principal payments on the Senior Term Loan Credit Facility.
In fiscal 2024 and fiscal 2023, the Company had a financing cash outflow related to the payment of $11 million and $5 million, respectively, under the Tax Receivable Agreements. The annual payments under the Tax Receivable Agreements are expected to increase as a result of exchanges, including those exchanges made as part of the Secondary Offerings (as defined in Note 1 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K) completed in fiscal 2023. Payments under the Tax Receivable Agreements are only required to be made to the extent that we realize or are deemed to have realized the benefit of the corresponding tax deductions to reduce payments to federal, state and local taxing authorities. These payments are in an amount that represents 85% of the reduction in payments to federal, state and local taxing authorities. As such, the cash savings from the incremental tax deductions are expected to exceed the payments under the Tax Receivable Agreements over the life of these arrangements. Based on the anticipated filing date of income tax returns and contractual payment terms in the Tax Receivable Agreements, we expect these payments to occur two fiscal years after we utilize the corresponding tax deductions. The timing of payments associated with the Tax Receivable Agreements are summarized below:

Fiscal 2025	$19
Fiscal 2026	41
Fiscal 2027	42
Fiscal 2028	42
Fiscal 2029	43
Thereafter	538
Total Tax Receivable Agreements liability	$725
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

In addition to making distributions to Core & Main, Inc. to fund tax obligations and payments under the Tax Receivable Agreements, in accordance with the Partnership Agreement, Holdings also makes distributions to Management Feeder representing the non-controlling interests of Core & Main, Inc. to fund their income tax obligations with various taxing authorities. The amount of these payments are dependent upon various factors, including the amount of taxable income allocated to them from Holdings, changes in the ownership percentage of the non-controlling interest holders, changes in tax rates and the timing of distributions relative to the corresponding tax year. Tax distributions to non-controlling interest holders were $11 million and $41 million in fiscal 2024 and fiscal 2023, respectively. Further exchanges by Management Feeder may result in lower tax distributions subject to any changes to income before provision to income taxes.
Payments under the Tax Receivable Agreements may be accelerated if we elect an early termination in accordance with the terms of the Tax Receivable Agreements or negotiate a settlement of the Tax Receivable Agreements. An early termination or negotiated settlement of our obligations, or our successor’s obligations, under such Tax Receivable Agreement to make payments thereunder would be based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to such Tax Receivable Agreement.
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
Additionally, we regularly evaluate our approach to our capital allocation, which may include acquisitions, capital expenditures, greenfields, debt reduction (including through open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and opportunistic refinancing of debt), stock repurchases, dividends, payments on Tax Receivable Agreements or other distributions. In fiscal 2024, we completed $176 million of repurchases of Class A common stock under the Repurchase Program. For further details, refer to Note 1 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We may continue to return capital to our shareholders through share repurchases, including pursuant to the Repurchase Program, or initiating dividend payments. The execution of these, and other, capital allocation activities may be at the discretion of, and subject to the approval by, our board of directors and will depend on our financial condition, earnings, liquidity and capital requirements, market conditions, level of indebtedness, contractual restrictions, compliance with our debt covenants, restrictions imposed by applicable law, general business conditions and any other factors that our board of directors deems relevant in making any such determination. Therefore, there can be no assurance that we will engage in any or all of these actions or to what amount of capital we will allocate to each option.
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

Information about our cash flows, by category, is presented in the consolidated Statements of Cash Flows and is summarized as follows:

	Fiscal Years Ended
	February 2, 2025	January 28, 2024	January 29, 2023

Cash flows provided by operating activities	$621	$1,069	$401
Cash flows used in investing activities	(788)	(270)	(152)
Cash flows provided by (used in) financing activities	174	(975)	(73)
Increase (decrease) in cash and cash equivalents	$7	$(176)	$176
Operating Activities
Net cash provided by operating activities decreased by $448 million to $621 million for fiscal 2024 compared with $1,069 million for fiscal 2023. The decrease in cash provided by operating activities was primarily driven by more typical investment in working capital in fiscal 2024 compared with a reduction in inventory during fiscal 2023 due to inventory optimization subsequent to supply chain improvements. Increased interest payments and higher income tax payments due to higher taxable income of Core & Main, Inc. following exchanges of Partnership Interests throughout fiscal 2023 also reduced operating cash flows.
Investing Activities
Net cash used in investing activities increased by $518 million to $788 million for fiscal 2024 compared with $270 million for fiscal 2023, primarily attributable to a $510 million increase in cash outflows for acquisitions during fiscal 2024.
Financing Activities
Net cash provided by financing activities was $174 million for fiscal 2024 compared with net cash used in financing activities of $975 million for fiscal 2023. The change of $1,149 million was primarily attributed to the $950 million issuance of the 2031 Senior Term Loan, a $1,168 million reduction in outflows related to the Repurchase Transactions and $30 million reduction in distributions to non-controlling interest holders during fiscal 2024. These factors were partially offset by a $766 million decrease in net borrowings on the Senior ABL Credit Facility, $208 million increase in debt payments and $15 million increase in debt issuance costs associated with the debt offerings during fiscal 2024.
Fiscal Year Ended January 28, 2024 Compared with Fiscal Year Ended January 29, 2023
A discussion of changes in our cash flows during the fiscal year ended January 28, 2024, compared to the fiscal year ended January 29, 2023 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended January 28, 2024, filed with the SEC on March 19, 2024, which discussion is incorporated herein by reference and which is available, free of charge, on the SEC’s website at www.sec.gov and on our website at www.coreandmain.com.

Financing
As of February 2, 2025, our debt obligations (in millions) consist of the following:

	Aggregate Principal/Borrowing Capacity	Maturity Date	Interest
2028 Senior Term Loan	$1,248	July 27, 2028
(i) Term SOFR plus, in each case, an effective applicable margin of 2.00%, or (ii) the base rate (described in Note 6 included elsewhere in this Annual Report on Form 10-K).

The weighted average interest rate, excluding the effects of the interest rate swaps, was 6.31% as of February 2, 2025.

2031 Senior Term Loan	942	February 9, 2031
(i) Term SOFR plus, in each case, an effective applicable margin of 2.00%, or (ii) the base rate (described in Note 6 included elsewhere in this Annual Report on Form 10-K).

The weighted average interest rate, excluding the effects of the interest rate swaps, was 6.31% as of February 2, 2025.

Senior ABL Credit Facility(1)	1,250	February 9, 2029
Term SOFR rate plus an applicable margin ranging from 1.25% to 1.75%, or an alternate base rate plus an applicable margin ranging from 0.25% to 0.75%, depending on the borrowing capacity under the Senior ABL Credit Facility.

Interest Rate Swap(2)	800	July 27, 2026	Effective fixed rate of 2.693%, based upon the 0.693% fixed rate plus an applicable margin of 2.00% associated with the Senior Term Loan Credit Facility.
Interest Rate Swap(3)	750	July 27, 2028	Effective fixed rate of 5.913%, based upon the 3.913% fixed rate plus an applicable margin of 2.00% associated with the Senior Term Loan Credit Facility.
(1)Aggregate amount of commitments under the asset-based revolving credit facility of $1,250 million overall, subject to borrowing base availability. There was $93 million outstanding under the Senior ABL Credit Facility as of February 2, 2025.
(2)Notional amount of $800 million as of February 2, 2025. The notional amount decreases to $700 million on July 27, 2025 through the instrument maturity on July 27, 2026.
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
Purchase Obligations
As of February 2, 2025, the Company had agreements in place with various suppliers to purchase goods and services, primarily inventory, in the aggregate amount of $1,225 million. These purchase obligations are generally cancellable, but the Company does not currently intend to cancel. Payment is generally expected to be made during fiscal 2025 for these obligations.
Leases
The Company occupies certain facilities and operates certain equipment and vehicles under operating leases that expire at various dates through the year 2038. Future aggregate rental payments under non-cancelable operating leases as of February 2, 2025 were as follows: $78 million in fiscal 2025, $66 million in fiscal 2026, $52 million in fiscal 2027, $34 million in fiscal 2028, $19 million in fiscal 2029 and $26 million thereafter.

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
The following table sets forth a reconciliation of net income or net income attributable to Core & Main, Inc. to EBITDA and Adjusted EBITDA for the periods presented:

	Fiscal Years Ended
	February 2, 2025	January 28, 2024	January 29, 2023
Net income attributable to Core & Main, Inc.	$411	$371	$366
Plus: net income attributable to non-controlling interests	23	160	215
Net income	434	531	581
Depreciation and amortization (1)	186	149	143
Provision for income taxes	143	128	128
Interest expense	142	81	66
EBITDA	$905	$889	$918
Equity-based compensation	14	10	11
Acquisition expenses (2)	11	6	5
Offering expenses (3)	—	5	1
Adjusted EBITDA	$930	$910	$935
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

Tax Receivable Agreements
Under the Tax Receivable Agreements, we expect to generate tax attributes that will reduce amounts that we would otherwise pay in the future to various tax authorities. The Tax Receivable Agreements provide payments to the parties subject thereto, or their permitted transferees, of 85% of the tax benefits realized by the Company, or in some circumstances are deemed to be realized. We expect to obtain an increase in our share of the tax basis in the net assets of Holdings as Partnership Interests are exchanged by Management Feeder. We intend to treat any exchanges of Partnership Interests as direct purchases of Partnership Interests for U.S. federal income tax purposes. These increases in tax basis are expected to reduce amounts owed to various tax authorities in the future.
Except to the extent that any benefits are deemed realized, we will receive the full benefit in tax savings from relevant taxing authorities and provide payment of 85% of the amount of any of our actual or deemed tax benefits to the parties subject to Tax Receivable Agreements, as applicable, or their permitted transferees. We expect to benefit from the remaining 15% of any cash tax savings, except to the extent of any deemed realizations that do not ultimately become realized. For the Tax Receivable Agreements, we assess the tax attributes to determine if it is more likely than not that the benefit of any deferred tax assets will be realized. Following that assessment, we recognize a liability under the applicable Tax Receivable Agreements, reflecting approximately 85% of the expected future realization of such tax benefits. Amounts payable under the Tax Receivable Agreements are contingent upon, among other things, (i) generation of sufficient future taxable income during the term of the applicable Tax Receivable Agreements and (ii) future changes in tax laws. The establishment of the $725 million liability under the Tax Receivable Agreements as of February 2, 2025 did not impact earnings as the payments were recorded against equity since Core & Main entered into the Tax Receivable Agreements as part of common control transactions. Following establishment of the tax receivable agreement liabilities we may remeasure the liabilities due to changes in estimates which could result in an impact to earnings.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of February 2, 2025.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These risks include fluctuations in interest rates and prices, including price fluctuations related to substantially all of our products.
Interest Rate Risk
Our credit facilities bear interest at a floating rate. The Senior Term Loan Credit Facility and the Senior ABL Credit Facility bear interest generally equal to Term SOFR plus an applicable margin. As a result, we are exposed to fluctuations in interest rates to the extent of our net borrowings under the Senior Term Loan Credit Facility and the Senior ABL Credit Facility. As of February 2, 2025, our net borrowings under the Senior Term Loan Credit Facility and the Senior ABL Credit Facility were $2,283 million. As such, excluding the impact of any interest rate swap, each one percentage point change in interest rates would result in an approximately $22 million change in the annual interest expense on the Senior Term Loan Credit Facility. As of February 2, 2025, assuming availability under our Senior ABL Credit Facility was fully utilized, each one percentage point change in interest rates would result in an approximately $12 million change in annual interest expense. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Key Factors Affecting Our Business—Interest Rates.”
Credit Risk
We are exposed to credit risk on accounts receivable balances. This risk is mitigated due to our large, diverse customer base. In fiscal 2024, our 50 largest customers accounted for approximately 10% of our net sales, with our largest customer accounting for less than 1% of net sales. We maintain provisions for potential credit losses and such losses to date have normally been within our expectations. We evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts receivable need to be recorded. We have historically not been exposed to a material amount of uncollectible receivable balances.

Price Risk
We are exposed to price fluctuations in the cost to procure substantially all the products we sell and our ability to reflect these changes, in a timely manner, in our customer pricing. Our operating performance may be affected by both upward and downward price fluctuations. We have a limited ability to control the timing and amount of changes in the cost to procure our products including supplier pricing, transportation and governmental fees. We seek to recover increases in our product costs by passing product cost increases on to our customers. Conversely, decreases in our product costs can correspondingly lower the price levels of the products we sell in order to remain competitive in our markets. Changes to product costs may lead to a reduction to our gross profit margins. We seek to minimize this risk through strategic inventory investments ahead of announced price increases, management of our inventory levels, our variable compensation plans for associates and the execution of our gross margin initiatives. We are also exposed to fluctuations in petroleum costs as we deliver a substantial portion of the products we sell by truck and fluctuations in prices for imported products due to logistical challenges. Such price fluctuations have from time to time produced volatility in our financial performance and could do so in the future.
Foreign Currency Risk
We are exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars. As of February 2, 2025, our foreign currency operations were not material and a hypothetical 10% change in the relative value of the U.S. dollar would not materially impact the Company’s net earnings.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Core & Main, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Core & Main, Inc. and its subsidiaries (the "Company") as of February 2, 2025 and January 28, 2024, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended February 2, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of February 2, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 2, 2025 and January 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition – Net Product Sales
As described in Notes 2 and 3 to the consolidated financial statements, the Company’s total net sales were $7,441 million, of which $7,412 million relates to product sales for the year ended February 2, 2025. The Company’s revenues are earned from contracts with customers. These contracts include written agreements and purchase orders as well as arrangements that are implied by customary business practices or law. The revenue contracts are primarily single performance obligations for the sale of product. Revenue is recognized when title is passed to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for the products, which is net of sales tax, customer incentives, returns and discounts. For product sales, the transfer of title generally occurs at the point of destination for products shipped by internal fleet and at the point of shipping for products shipped by third-party carriers. Estimates for expected customer incentives, returns and discounts are based on historical experience, anticipated performance and management’s judgement. Generally, the Company’s contracts do not contain significant financing as the standard terms are short term in nature.
The principal consideration for our determination that performing procedures relating to revenue recognition of net product sales is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition of net product sales.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process of net product sales, (i) testing the completeness, accuracy, and existence of revenue recognized for a sample of net product sales revenue transactions by obtaining and inspecting source documents, such as invoices, pick tickets, shipping documents, cash receipts from customers, and, where applicable, customer contracts and (ii) testing, for a sample of net product sales revenue transactions on or before February 2, 2025, the cutoff of net product sales revenue transactions.
/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
March 25, 2025
We have served as the Company’s auditor since 2021.

CORE & MAIN, INC.
CONSOLIDATED BALANCE SHEETS
Amounts in millions (except share and per share data)

	February 2, 2025	January 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$8	$1
Receivables, net of allowance for credit losses of $18 and $12	1,066	973
Inventories	908	766
Prepaid expenses and other current assets	43	33
Total current assets	2,025	1,773
Property, plant and equipment, net	168	151
Operating lease right-of-use assets	244	192
Intangible assets, net	935	784
Goodwill	1,898	1,561
Deferred income taxes	558	542
Other assets	42	66
Total assets	$5,870	$5,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$24	$15
Accounts payable	562	504
Accrued compensation and benefits	123	106
Current operating lease liabilities	67	55
Other current liabilities	90	94
Total current liabilities	866	774
Long-term debt	2,237	1,863
Non-current operating lease liabilities	178	138
Deferred income taxes	87	48
Tax receivable agreement liabilities	706	706
Other liabilities	22	16
Total liabilities	4,096	3,545
Commitments and contingencies
Class A common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 189,815,899 and 191,663,608 shares issued and outstanding as of February 2, 2025 and January 28, 2024, respectively	2	2
Class B common stock, par value $0.01 per share, 500,000,000 shares authorized, 7,936,061 and 9,630,186 shares issued and outstanding as of February 2, 2025 and January 28, 2024, respectively	—	—
Additional paid-in capital	1,220	1,214
Retained earnings	449	189
Accumulated other comprehensive income	27	46
Total stockholders’ equity attributable to Core & Main, Inc.	1,698	1,451
Non-controlling interests	76	73
Total stockholders’ equity	1,774	1,524
Total liabilities and stockholders’ equity	$5,870	$5,069

The accompanying notes are an integral part of these consolidated financial statements.

CORE & MAIN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in millions (except share and per share data)

	Fiscal Years Ended
	February 2, 2025	January 28, 2024	January 29, 2023

Net sales	$7,441	$6,702	$6,651
Cost of sales	5,461	4,884	4,856
Gross profit	1,980	1,818	1,795
Operating expenses:
Selling, general and administrative	1,078	931	880
Depreciation and amortization	183	147	140
Total operating expenses	1,261	1,078	1,020
Operating income	719	740	775
Interest expense	142	81	66
Income before provision for income taxes	577	659	709
Provision for income taxes	143	128	128
Net income	434	531	581
Less: net income attributable to non-controlling interests	23	160	215
Net income attributable to Core & Main, Inc.	$411	$371	$366

Earnings per share
Basic	$2.14	$2.15	$2.16
Diluted	$2.13	$2.15	$2.13
Number of shares used in computing EPS
Basic	191,617,275	172,839,836	169,482,199
Diluted	201,442,750	227,818,077	246,217,004

The accompanying notes are an integral part of these consolidated financial statements.

CORE & MAIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Amounts in millions

	Fiscal Years Ended
	February 2, 2025	January 28, 2024	January 29, 2023

Net income	$434	$531	$581
Net comprehensive (loss) gain, net of tax benefit (expense) of $6, $(1) and $(9)	(20)	(22)	44
Total comprehensive income	414	509	625
Less: comprehensive income attributable to non-controlling interests	22	156	232
Total comprehensive income attributable to Core & Main, Inc.	$392	$353	$393

The accompanying notes are an integral part of these consolidated financial statements.

CORE & MAIN, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Amounts in millions (except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at January 30, 2022	167,522,403	$2	78,398,141	$1	$1,214	$16	$92	$506	$1,831
Net income	—	—	—	—	—	—	366	215	581
Equity-based compensation	—	—	—	—	8	—	—	3	11
Net comprehensive gain, net of tax	—	—	—	—	—	27	—	17	44
Distributions to non-controlling interest holders	—	—	—	—	(6)	—	—	(48)	(54)
Exchange of Partnership Interests and Class B Shares for Class A Shares	5,132,134	—	(5,133,763)	—	40	2	—	(42)	—
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	30	—	—	—	30
Establishment of Tax Receivable Agreement Liabilities	—	—	—	—	(34)	—	—	—	(34)
Activity under equity-based compensation plans, net of tax withholdings	110,644	—	—	—	1	—	—	—	1
Forfeiture of Class A Shares and Partnership Interests	(20)	—	(34,703)	—	—	—	—	—	—
Non-controlling interests adjustment for purchase of Partnership Interests and vesting of Core & Main Holdings, LP Partnership Interests held by non-controlling interests	—	—	—	—	(12)	—	—	12	—
Balances at January 29, 2023	172,765,161	2	73,229,675	1	1,241	45	458	663	2,410
Net income	—	—	—	—	—	—	371	160	531
Equity-based compensation	—	—	—	—	8	—	—	2	10
Net comprehensive loss, net of tax	—	—	—	—	—	(18)	—	(4)	(22)
Distributions to non-controlling interest holders	—	—	—	—	(5)	—	—	(37)	(42)
Repurchase and Retirement of equity interests	(28,131,551)	—	(16,868,449)	—	(324)	—	(640)	(380)	(1,344)
Exchange of Partnership Interests and Class B Shares for Class A Shares	46,683,021	—	(46,731,040)	(1)	313	19	—	(331)	—
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	515	—	—	—	515
Establishment of Tax Receivable Agreement Liabilities	—	—	—	—	(537)	—	—	—	(537)
Activity under equity-based compensation plans, net of tax withholdings	346,977	—	—	—	3	—	—	—	3
Balances at January 28, 2024	191,663,608	2	9,630,186	—	1,214	46	189	73	1,524
Net income	—	—	—	—	—	—	411	23	434
Equity-based compensation	—	—	—	—	14	—	—	—	14
Net comprehensive loss, net of tax	—	—	—	—	—	(19)	—	(1)	(20)
Distributions to non-controlling interest holders	—	—	—	—	(3)	—	—	(5)	(8)
Repurchase and Retirement of equity interests	(3,974,820)	—	—	—	(20)	—	(151)	(5)	(176)
Exchange of Partnership Interests and Class B Shares for Class A Shares	1,684,022	—	(1,694,125)	—	9	—	—	(9)	—
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	23	—	—	—	23
Establishment of Tax Receivable Agreement Liabilities	—	—	—	—	(19)	—	—	—	(19)
Activity under equity-based compensation plans, net of tax withholdings	443,089	—	—	—	2	—	—	—	2
Balances at February 2, 2025	189,815,899	$2	7,936,061	$—	$1,220	$27	$449	$76	$1,774

The accompanying notes are an integral part of these consolidated financial statements.

CORE & MAIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in millions

	Fiscal Years Ended
	February 2, 2025	January 28, 2024	January 29, 2023
Cash Flows From Operating Activities:
Net income	$434	$531	$581
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	194	154	148
Equity-based compensation expense	14	10	11
Deferred income tax expense	13	2	(7)
Other	8	5	7
Changes in assets and liabilities:
(Increase) decrease in receivables	(2)	21	(51)
(Increase) decrease in inventories	(36)	328	(149)
(Increase) decrease in other assets	(13)	2	(4)
Increase (decrease) in accounts payable	14	11	(140)
Increase (decrease) in accrued liabilities	(5)	5	5
Net cash provided by operating activities	621	1,069	401
Cash Flows From Investing Activities:
Capital expenditures	(35)	(39)	(25)
Acquisitions of businesses, net of cash acquired	(741)	(231)	(128)
Other	(12)	—	1
Net cash used in investing activities	(788)	(270)	(152)
Cash Flows From Financing Activities:
Repurchase and retirement of equity interests	(176)	(1,344)	—
Distributions to non-controlling interest holders	(11)	(41)	(57)
Payments pursuant to Tax Receivable Agreements	(11)	(5)	—
Borrowings on asset-based revolving credit facility	774	665	244
Repayments on asset-based revolving credit facility	(1,110)	(235)	(244)
Issuance of long-term debt	950	—	—
Repayments of long-term debt	(223)	(15)	(15)
Debt issuance costs	(15)	—	(2)
Other	(4)	—	1
Net cash provided by (used in) financing activities	174	(975)	(73)
Increase (decrease) in cash and cash equivalents	7	(176)	176
Cash and cash equivalents at the beginning of the period	1	177	1
Cash and cash equivalents at the end of the period	$8	$1	$177

Cash paid for interest (excluding effects of interest rate swap)	$197	$105	$74
Cash paid for income taxes	143	116	147
The accompanying notes are an integral part of these consolidated financial statements.

CORE & MAIN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Dollars in millions, except as noted
1)    BASIS OF PRESENTATION & DESCRIPTION OF BUSINESS
Organization
Core & Main, Inc. (“Core & Main” and collectively with its subsidiaries, the “Company”) is a leading specialty distributor dedicated to advancing reliable infrastructure with local service, nationwide. With a focus on water, wastewater, storm drainage and fire protection products, and related services, the Company provides solutions to municipalities, private water companies and professional contractors across municipal, non-residential and residential end markets, nationwide. The Company’s specialty products and services are used in the maintenance, repair, replacement, and construction of water and fire protection infrastructure. The Company reaches customers through a nationwide network of over 370 branches across 49 United States (“U.S.”) states. The Company’s products include pipes, valves, fittings, storm drainage products, fire protection products, meter products and other products. The Company has complemented its core products through additional offerings, including smart meter systems, fusible high-density polyethylene (“fusible HDPE”) piping solutions, specifically engineered treatment plant products and geosynthetics and erosion control products. The Company’s services and capabilities allow for integration with customers and form part of their sourcing and procurement function. Substantially all of the Company’s long-lived assets are located within the U.S.
Core & Main is a holding company that indirectly owns Core & Main LP through its ownership interest in Core & Main Holdings, LP (“Holdings”). Core & Main’s primary material assets are its direct and indirect ownership interest in Holdings and deferred tax assets associated with such ownership.
Secondary Offerings and Repurchase Transactions
On June 12, 2024, the Company’s board of directors authorized a share repurchase program (the “Repurchase Program”), pursuant to which the Company may purchase up to $500 million of the Company’s Class A common stock. Shares repurchased under the Repurchase Program are retired immediately and are accounted for as a decrease to stockholders’ equity. During the fiscal year ended February 2, 2025 (“fiscal 2024”), the Company repurchased 3,974,820 shares of Class A common stock for a total of $176 million through open market transactions.
During the fiscal year ended January 28, 2024 (“fiscal 2023”) and the fiscal year ended January 29, 2023 (“fiscal 2022”), secondary public offerings of Class A common stock were completed by certain selling stockholders (the “Selling Stockholders”) affiliated with Clayton, Dubilier & Rice, LLC (“CD&R”). As part of the secondary public offerings, the Selling Stockholders sold to the public (i) existing shares of our Class A common stock and (ii) shares of Class A common stock received in exchange for an equal number of limited partner interests of Holdings (“Partnership Interests”), together with the retirement of a corresponding number of shares of our Class B common stock. Below is a summary of the secondary public offerings completed during fiscal 2023 and fiscal 2022 (collectively the “Secondary Offerings”).

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
Following the completion of the Secondary Offerings and the Repurchase Transactions during fiscal 2023, investors affiliated with CD&R no longer own shares of Core & Main.
Basis of Presentation
The accompanying consolidated financial statements present the results of operations, financial position and cash flows of Core & Main and its subsidiaries, which includes the consolidated financial statements of Holdings and its consolidated subsidiary, Core & Main LP, as the legal entity that conducts the operations of the Company. Certain reclassification have been made to previously reported financial information to conform to the Company’s current period presentation. All intercompany balances and transactions have been eliminated in consolidation. The Partnership Interests not held by Core & Main are reflected as non-controlling interests in the consolidated financial statements.
Segments
The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM manages the business as a single operating and reportable segment. The Company operates over 370 branch locations across the U.S. The nature of the products and services, suppliers, customers and distribution methods are similar across branches. The consolidated performance of the Company is utilized to determine incentive compensation for executive officers, annual merit decisions, management of national supplier relationships, allocation of resources and in evaluating acquisitions and the Company’s capital structure. Performance is most notably measured by the CODM based on net sales and net income at the consolidated level, as reported in the consolidated statement of operations. Significant expenses within net income include cost of sales and selling, general and administrative expense, which are each separately presented in the consolidated statement of operations. Other segment items within net income include depreciation and amortization expense, interest expense and income tax expense.
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. Fiscal 2024 included 53 weeks and fiscal 2023 and fiscal 2022 included 52 weeks. The next fiscal year ending February 1, 2026 (“fiscal 2025”) will include 52 weeks.

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
Allowance for Credit Losses
Accounts receivable are evaluated for collectability based on numerous factors, including past transaction history with customers, their credit-worthiness, and an assessment of lien and bond rights. An allowance for credit losses is estimated as a percentage of aged receivables. This estimate is periodically adjusted when management becomes aware of a specific customer’s inability to meet its financial obligations (e.g., a bankruptcy filing) or as a result of changes in historical collection patterns.
Inventories
Inventories consist primarily of finished goods and are carried at the lower of cost or net realizable value. The cost of substantially all inventories is determined by the weighted average cost method. The carrying value of inventory includes the capitalization of inbound freight costs and is net of supplier rebates and purchase discounts for products not yet sold. The inventory reserve is based on an analysis of historical physical inventory results, a review of excess and obsolete inventories based on inventory aging and anticipated future demand.
Consideration Received from Suppliers
The Company enters into agreements with many of its suppliers providing for inventory purchase rebates (“supplier rebates”) upon achievement of specified volume purchasing levels and purchase discounts. The Company accrues the receipt of supplier rebates and purchase discounts as part of its cost of sales for products sold based on progress towards earning the supplier rebates, taking into consideration cumulative purchases of inventory to the measurement date and projected purchases through the end of the year. An estimate of supplier rebates and purchase discounts is included in the carrying value of inventory at each period end for supplier rebates to be received on products not yet sold. Supplier rebates and purchase discounts included in inventory were $54 million and $43 million at February 2, 2025 and January 28, 2024, respectively.
Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method based on the following estimated useful lives of the assets:

Buildings and improvements	5 - 39 years
Transportation equipment	5 - 7 years
Furniture, fixtures and equipment	3 - 10 years
Capitalized software	3 years
Property and equipment assets are assessed for recovery when a triggering event occurs. A potential impairment is first evaluated by comparing the undiscounted cash flows associated with the asset, or the asset group it is part of, to its carrying value. If the carrying value is greater than the undiscounted cash flows, the amount of potential impairment is measured by comparing the fair value of the asset, or the asset group it is part of, with its carrying value. The Company assesses the remaining useful life and the recoverability of property and equipment assets whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Judgments regarding the existence of a triggering event are based on market and operational performance. Evaluating potential impairment also requires estimates of future operating results and cash flows. There were no impairments of property and equipment assets during fiscal 2024, fiscal 2023 or fiscal 2022.

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
The Company does not amortize goodwill but does conduct an impairment test of goodwill on an annual basis or whenever events or circumstances indicate that it is “more likely than not” that the fair value of its reporting unit has dropped below its carrying value. The annual goodwill impairment assessment for fiscal 2024, fiscal 2023 and fiscal 2022 consisted of a qualitative assessment to determine whether it is “more likely than not” that the fair value of the reporting unit exceeds its carrying value. The quantitative assessment, when applicable, is comprised of comparing the carrying value of a reporting unit to its estimated fair value. The Company estimates the fair value of the reporting unit based on a detailed valuation, utilizing an income approach based on the present value of future cash flows, a market approach based on multiples of sales and profit metrics of similar public companies and a market approach based on multiples of sales and profit metrics for purchase transactions of similar companies (all of which are considered level three measurement techniques). If the carrying value of the reporting unit exceeds its fair value, the Company will recognize the excess of the carrying value over the fair value as a goodwill impairment loss.
Intangible Assets
Finite-lived intangible assets consist primarily of customer relationships which are amortized over the periods during which the Company expects to generate net sales from these customer relationships. The initial amortization life of finite-lived intangible assets primarily ranged from 10 to 15 years. Finite-lived intangible assets are assessed for impairment when a triggering event occurs. A potential impairment of finite-lived intangible assets is first evaluated by comparing the undiscounted cash flows associated with the asset, or the asset group it is part of, to its carrying value. If the carrying value is greater than the undiscounted cash flows, the amount of potential impairment is measured by comparing the fair value of the asset, or the asset group it is part of, with their carrying value. The Company assesses the remaining useful life and the recoverability of finite-lived intangible assets whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Judgments regarding the existence of a triggering event are based on market and operational performance. Evaluating potential impairment also requires estimates of future operating results and cash flows.
Internal use software is recognized separately as an intangible asset and is carried at cost less accumulated amortization. Cost may include external and internal costs directly attributable to the development, design and implementation of the computer software. Costs related to training and data conversion are expensed as incurred.
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
Revenue Recognition
The Company’s revenues are earned from contracts with customers. These contracts include written agreements and purchase orders as well as arrangements that are implied by customary business practices or law. The revenue contracts are primarily single performance obligations for the sale of product or performance of services for customers. Revenue is recognized when title is passed to the customer or services are provided in an amount that reflects the consideration the Company expects to be entitled to in exchange for the products and services, which is net of sales tax, customer incentives, returns and discounts. For product sales, the transfer of title generally occurs at the point of destination for products shipped by internal fleet and at the point of shipping for products shipped by third-party carriers. Revenues related to services are recognized in the period the services are performed and were approximately $29 million, $23 million and $17 million during fiscal 2024, fiscal 2023 and fiscal 2022, respectively. Estimates for expected customer incentives, returns and discounts are based on historical experience, anticipated performance and management’s judgment. Generally, the Company’s contracts do not contain significant financing as the standard sales terms are short term in nature.

Shipping and Handling Fees and Costs
The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through cost of sales as inventories are sold. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled $46 million, $43 million and $37 million during fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
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
Tax Receivable Agreements
In connection with the initial public offering and other related transactions, Core & Main entered into a tax receivable agreement with the Former Limited Partners (as defined below) (the “Former Limited Partners Tax Receivable Agreement”) and a tax receivable agreement with the Continuing Limited Partners (as defined below) (the “Continuing Limited Partners Tax Receivable Agreement”) (collectively, the “Tax Receivable Agreements”). Core & Main has generated, and expects to generate additional, tax attributes associated with future exchanges of Partnership Interests by Continuing Limited Partners, that will reduce amounts that it would otherwise pay in the future to various tax authorities.

The “Former Limited Partners” are defined as CD&R Fund X Advisor Waterworks B, L.P., CD&R Fund X Waterworks B1, L.P., CD&R Fund X-A Waterworks B, L.P. and the other Original Limited Partners (as defined below) that transferred all or a portion of their Partnership Interests (including those held indirectly through CD&R WW Advisor, LLC and CD&R WW Holdings, LLC) for shares of Class A common stock in connection with the initial public offering and other related transactions, and represent entities that transferred all of their Partnership Interests (including Partnership Interests held indirectly through certain “blocker” corporations) for shares of Class A common stock in connection with the consummation of certain reorganization transactions.
The “Original Limited Partners” are defined as CD&R Waterworks Holdings, LLC (“CD&R Waterworks Holdings”), the Former Limited Partners and Core & Main Management Feeder, LLC (“Management Feeder”) and represent the direct and indirect owners of Holdings prior to the initial public offering and other related transactions.
The “Continuing Limited Partners” are defined as CD&R Waterworks Holdings and Management Feeder, and represent the Original Limited Partners that continued to own Partnership Interests after the reorganization transactions and that are entitled to exchange their Partnership Interests, together with the retirement of a corresponding number of shares of Class B common stock for shares of Class A common stock.
The Former Limited Partners Tax Receivable Agreement provides for the payment by Core & Main to certain Former Limited Partners, or their permitted transferees, of 85% of the tax benefits, if any, that Core & Main realizes, or in some circumstances is deemed to realize, as a result of (i) certain tax attributes of the Partnership Interests Core & Main holds in respect of such Former Limited Partners’ interest in Core & Main, including such attributes which resulted from such Former Limited Partners’ prior acquisition of ownership interests in Holdings and Core & Main’s allocable share of existing tax basis acquired in connection with the initial public offering attributable to the Former Limited Partners and (ii) certain other tax benefits.
The Continuing Limited Partners Tax Receivable Agreement provides for the payment by Core & Main to the Continuing Limited Partners, or their permitted transferees, of 85% of the benefits, if any, that Core & Main realizes, or in some circumstances is deemed to realize, as a result of (i) increases in tax basis or other similar tax benefits as a result of exchanges of Partnership Interests for cash or shares of Class A common stock pursuant to the Exchange Agreement, dated as of July 22, 2021 (the “Exchange Agreement”), by and among Core & Main, Holdings, CD&R Waterworks Holdings and Management Feeder, (ii) Core & Main’s allocable share of existing tax basis acquired in connection with the initial public offering attributable to the Continuing Limited Partners and in connection with exchanges of Partnership Interests for cash or shares of Class A common stock pursuant to the Exchange Agreement and (iii) Core & Main’s utilization of certain other tax benefits related to Core & Main’s entering into the Continuing Limited Partners Tax Receivable Agreement, including tax benefits attributable to payments under the Continuing Limited Partners Tax Receivable Agreement. Core & Main expects to obtain an increase in its share of the tax basis in the net assets of Holdings as Partnership Interests are exchanged by Continuing Limited Partners. Core & Main intends to treat any exchanges of Partnership Interests as direct purchases of Partnership Interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that it would otherwise pay in the future to various tax authorities.
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
Non-controlling Interests
The accounting policy for non-controlling interests is described in Note 11.
Recent Accounting Pronouncements
Segment Reporting - In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The new guidance expands reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosure of (i) significant segment expenses that are regularly provided to the segment’s CODM and included within the segment measure of profit or loss, (ii) an amount and description of its composition for other segment items to reconcile to segment profit or loss, and (iii) the title and position of the Company’s CODM. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of ASU 2023-07, as of February 2, 2025, resulted in additional disclosures, but did not have a material impact on the consolidated financial statements.
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

3)    REVENUE
Disaggregation of Revenue
The following table represents net sales disaggregated by product category:

	Fiscal Years Ended
Product Category	February 2, 2025	January 28, 2024	January 29, 2023
Pipes, valves & fittings products	$5,006	$4,504	$4,548
Storm drainage products	1,147	985	949
Fire protection products	596	688	701
Meter products	692	525	453
Total Net Sales	$7,441	$6,702	$6,651

4)    ACQUISITIONS
The Company made various acquisitions during fiscal 2024 (the “Fiscal 2024 Acquisitions”), fiscal 2023 (the “Fiscal 2023 Acquisitions”) and fiscal 2022 (the “Fiscal 2022 Acquisitions”) with an aggregate transaction value of $769 million, $244 million and $124 million, subject to working capital adjustments, respectively. These transactions were funded with cash and borrowings under the Senior Term Loan Credit Facility (as defined in Note 6).
Fiscal 2024 Acquisitions
•On November 7, 2024, the Company acquired certain assets and assumed certain liabilities of ARGCO Northeast LLC (“ARGCO”). ARGCO has one location and is a distributor of fire protection products.
•On October 30, 2024, the Company acquired certain assets and assumed certain liabilities of Eastcom Associates, Inc. (“Eastcom”). Eastcom has one location and is a provider of underground utility protection equipment.
•On September 16, 2024, the Company acquired certain assets and assumed certain liabilities of Green Equipment Company (“Green Equipment”). Green Equipment has one location and is a provider of underground utility protection equipment.
•On September 9, 2024, the Company acquired certain assets and assumed certain liabilities of GroGreen Solutions Georgia, LLC (“GroGreen”). GroGreen has four locations and is a provider of geosynthetics products.
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
•On April 1, 2024, the Company acquired all of the outstanding shares of NW Geosynthetics Inc. (“ACF West”). ACF West has six locations and is a distributor of geosynthetics products and provider of soil stabilization solutions.
•On March 7, 2024, the Company acquired all of the membership interests of DKC Group Holdings, LLC, and associated entities (collectively, “Dana Kepner”). Dana Kepner has twenty-one locations and is a distributor of water, wastewater and storm drainage products.
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
•On June 28, 2022, the Company acquired certain assets and assumed certain liabilities of Earthsavers Erosion Control, LLC (“Earthsavers”). Earthsavers has three locations and produces and distributes a variety of geosynthetics products.
•On May 2, 2022, the Company acquired certain assets and assumed certain liabilities of Lock City Supply, Inc. (“Lock City”). Lock City has one location and distributes waterworks products.
•On March 21, 2022, the Company acquired certain assets and assumed certain liabilities of Dodson Engineered Products, Inc. (“Dodson”). Dodson has one location and distributes waterworks products.
The following table represents the preliminary allocation of the transaction price to the fair value of identifiable assets acquired and liabilities assumed in the Fiscal 2024 Acquisitions and final allocation of the transaction price to the fair value of identifiable assets acquired and liabilities assumed in the Fiscal 2023 Acquisitions and Fiscal 2022 Acquisitions:

	Fiscal 2024 Acquisitions(1)	Fiscal 2023 Acquisitions	Fiscal 2022 Acquisitions
Cash	$31	$5	$—
Receivables	96	48	22
Inventories	113	52	44
Intangible assets	284	107	43
Goodwill	336	26	21
Property, plant and equipment	16	35	7
Operating lease right-of-use assets	22	8	5
Other assets, current and non-current	2	4	4
Total assets acquired	900	285	146
Accounts payable	44	13	11
Deferred income taxes	41	8	—
Operating lease liabilities, current and non-current	22	8	5
Deferred consideration	14	12	3
Other liabilities, current and non-current	6	7	—
Net assets acquired	$773	$237	$127

(1) Amounts include the preliminary purchase price allocation of Dana Kepner net assets of $262 million to goodwill, $184 million to intangible assets,$90 million to net working capital, $29 million to cash and $8 million to fixed assets. Additionally, includes a deferred income tax liability of $36 million for the Dana Kepner acquisition.
The net outflow of cash in respect of the purchase of businesses is as follows:

	Fiscal 2024 Acquisitions	Fiscal 2023 Acquisitions	Fiscal 2022 Acquisitions
Net assets acquired	$773	$237	$127
Plus: Working capital adjustment	(1)	(1)	1
Less: Cash acquired in acquisition	(31)	(5)	—
Total consideration, net of cash; investing cash outflow	$741	$231	$128
In the above transactions, to the extent applicable, the excess of purchase price over net tangible and intangible assets acquired resulted in goodwill, which represents the assembled workforce and anticipated long-term growth in new markets, customers and products. Goodwill of $260 million, $11 million and $21 million associated with the Fiscal 2024 Acquisitions, Fiscal 2023 Acquisitions, and Fiscal 2022 Acquisitions, respectively, are fully deductible by the Company for U.S. income tax purposes.
Intangible Assets
For the Fiscal 2024 Acquisitions, Fiscal 2023 Acquisitions and Fiscal 2022 Acquisitions discussed above, the intangible assets acquired consist of customer relationships and other intangible assets.
The customer relationship intangible assets represent the value associated with those customer relationships in place at the date of the Fiscal 2024 Acquisitions, Fiscal 2023 Acquisitions and Fiscal 2022 Acquisitions. The Company valued the customer relationships using an excess earnings method using various inputs such as customer attrition rate, revenue growth rate, gross margin percentage and discount rate. Cash flows associated with the existing relationships are expected to diminish over time due to customer turnover. The Company reflected this expected diminishing cash flow through the utilization of an annual customer attrition rate assumption and in its method of amortization.
The other intangible assets primarily consist of trademark intangible assets that represent the value associated with the brand names in place at the date of the applicable closing.
A summary of the intangible assets acquired and assumptions utilized in the valuation, for the acquisitions is as follows:

	Intangible Asset Amount	Weighted Average Amortization Period	Weighted Average Discount Rate	Weighted Average Attrition Rate
Customer Relationships
Fiscal 2024 Acquisitions(1)	$279	10 years	13.5%	12.5%
Fiscal 2023 Acquisitions	106	10 years	16.0%	13.2%
Fiscal 2022 Acquisitions	43	10 years	15.6%	12.1%

Other Intangible Assets
Fiscal 2024 Acquisitions	$5	5 years	13.6%	N/A
Fiscal 2023 Acquisitions	1	2 years	15.5%	N/A
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

	Fiscal Years Ended
	February 2, 2025	January 28, 2024
Net sales	$7,470	$7,034
Net income	435	519
As a result of integration of the Dana Kepner acquisition with existing operations of the Company it is impracticable to identify the discrete financial performance associated with the Dana Kepner acquisition. As such, the Company has not presented the post-acquisition net sales and net income for the Dana Kepner acquisition.
5)    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The carrying amount of the Company’s goodwill included in its Balance Sheets is as follows:

	February 2, 2025	January 28, 2024
Gross Goodwill	$1,898	$1,561
Accumulated Impairment	—	—
Net Goodwill	$1,898	$1,561
The changes in the carrying amount of goodwill are as follows:

	Fiscal Years Ended
	February 2, 2025	January 28, 2024
Beginning Balance	$1,561	$1,535
Goodwill acquired during the year	336	25
Goodwill adjusted during the year	1	1
Ending balance	$1,898	$1,561
Goodwill acquired during fiscal 2024 and fiscal 2023 was related to the Fiscal 2024 Acquisitions and Fiscal 2023 Acquisitions, respectively, as further discussed in Note 4.

During the fiscal 2024, fiscal 2023 and fiscal 2022 annual goodwill impairment assessment, the Company performed a qualitative assessment. The qualitative assessment included evaluating economic, industry, regulatory and company specific factors that could impact the reporting unit fair value. These factors included historical and projected financial metrics (including net sales, operating cash flow and discount rate trends), public equity market trends and evaluation of the markets the Company serves. Based on the assessment it was determined that it is not “more likely than not” that the fair value of its reporting unit is less than the carrying value of its reporting unit in fiscal 2024, fiscal 2023 and fiscal 2022. Therefore, no further assessment was necessary. There was no goodwill impairment during fiscal 2024, fiscal 2023 or fiscal 2022.
The Company’s analyses were based in part on the expectation of future market conditions, future net sales and operating cash flow growth and discount rates that would be used by market participants in an arms-length transaction. Should actual performance or expectations of long-term assumptions be lower than presently expected, the Company’s goodwill could be impaired.
Intangible Assets
The Company’s intangible assets included in its Balance Sheets consist of the following:

	February 2, 2025			January 28, 2024
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Customer relationships	$1,775	$868	$907	$1,496	$718	$778
Internal use software	23	—	23	4	—	4
Other intangible assets	10	5	5	6	4	2
Total	$1,808	$873	$935	$1,506	$722	$784
Amortization expense related to intangible assets was as follows:

	Fiscal Years Ended
	February 2, 2025	January 28, 2024	January 29, 2023
Amortization expense	$151	$122	$120
There were no intangible asset impairments during fiscal 2024, fiscal 2023 or fiscal 2022.
The estimated aggregate amortization expense on intangible assets owned by the Company as of February 2, 2025 was expected to be as follows:

Fiscal 2025	$148
Fiscal 2026	138
Fiscal 2027	129
Fiscal 2028	120
Fiscal 2029	106

6)    DEBT
Debt consisted of the following:

	February 2, 2025		January 28, 2024
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
Senior Term Loan due July 2028	$15	$—	$15	$—
Senior Term Loan due February 2031	9	—	—	—
	24	—	15	—
Long-term debt:
Senior ABL Credit Facility due February 2029	93	—	430	—
Senior Term Loan due July 2028	1,233	12	1,448	15
Senior Term Loan due February 2031	933	10	—	—
	2,259	22	1,878	15
Total	$2,283	$22	$1,893	$15
The debt obligations as of February 2, 2025 include the following debt agreements:
Senior Term Loan Credit Facility
On July 27, 2021, Core & Main LP entered into a Senior Term Loan Credit Facility (as defined herein) under which it can incur tranches of indebtedness. On May 21, 2024, Core & Main LP amended the terms of the $1,500 million senior term loan (as amended, the “2028 Senior Term Loan”), in order to reduce the effective applicable margin from 2.60% to 2.00%. The 2028 Senior Term Loan requires quarterly principal payments on the last business day of each fiscal quarter in an amount equal to approximately 0.25% of the original principal amount. The remaining balance is payable upon final maturity of the 2028 Senior Term Loan on July 27, 2028. The 2028 Senior Term Loan bears interest at a rate equal to (i) term secured overnight financing rate (“Term SOFR”) plus, in each case, an effective applicable margin of 2.00% or (ii) the base rate, which will be the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) the overnight federal funds rate plus 0.50% per annum and (z) one-month Term SOFR (adjusted for maximum reserves) plus 1.00% per annum, plus, in each case, an applicable margin of 1.50%. The 2028 Senior Term Loan is subject to a Term SOFR “floor” of 0.00%. The weighted average interest rate, excluding the effect of the interest rate swap, of Core & Main LP’s outstanding borrowings under the 2028 Senior Term Loan as of February 2, 2025 was 6.31%. See further discussion of the interest rate swap below. Based on quotes from financial institutions (i.e., level 2 of the fair value hierarchy), the fair value of the 2028 Senior Term Loan was $1,254 million as of February 2, 2025.
On February 9, 2024, Core & Main LP entered into an additional $750 million senior term loan (the “2031 Senior Term Loan” and, together with the 2028 Senior Term Loan, the “Senior Term Loan Credit Facility”). On December 17, 2024, Core & Main LP amended the terms of the 2031 Senior Term Loan, in order to reduce the effective applicable margin from 2.25% to 2.00% and increase the principal balance by $200 million to $944 million with the proceeds used to repay outstanding borrowings under the 2028 Senior Term Loan. The 2031 Senior Term Loan requires quarterly principal payments, payable on the last business day of each fiscal quarter, in an amount equal to approximately 0.25% of the amended principal amount of the 2031 Senior Term Loan. The remaining balance is payable upon final maturity of the 2031 Senior Term Loan on February 9, 2031. The 2031 Senior Term Loan bears interest at a rate equal to (i) Term SOFR plus, in each case, an applicable margin of 2.00% or (ii) an alternate base rate plus an applicable margin of 1.00%. The 2031 Senior Term Loan is subject to a Term SOFR “floor” of 0.00%. The weighted average interest rate, excluding the effect of the interest rate swap, of Core & Main LP’s outstanding borrowings under the 2031 Senior Term Loan as of February 2, 2025 was 6.31%. See further discussion of the interest rate swap below. Based on quotes from financial institutions (i.e., level 2 of the fair value hierarchy), the fair value of the 2031 Senior Term Loan was $946 million as of February 2, 2025.

Asset-Based Credit Facility
On February 9, 2024, Core & Main LP amended the terms of the credit agreement governing its senior asset-based revolving credit facility (as amended, the “Senior ABL Credit Facility”) in order to, among other things, extend the maturity from July 27, 2026 to February 9, 2029 and amend the credit agreement governing the Senior ABL Credit Facility to the extent necessary or appropriate to reflect the extension of the amended maturity. The Senior ABL Credit Facility has a borrowing capacity of up to $1,250 million, subject to borrowing base availability. Borrowings under the Senior ABL Credit Facility bear interest at either a Term SOFR rate plus an applicable margin ranging from 1.25% to 1.75%, or an alternate base rate plus an applicable margin ranging from 0.25% to 0.75%, depending on the borrowing capacity under the Senior ABL Credit Facility. Additionally, Core & Main LP pays a fee of 0.25% on unfunded commitments under the Senior ABL Credit Facility. As of February 2, 2025 and January 28, 2024 there were $93 million and $430 million amounts outstanding, respectively, under the Senior ABL Credit Facility with a weighted average interest rate of 7.75% as of February 2, 2025.
The aforementioned debt agreements include customary affirmative and negative covenants, which include, among other things, restrictions on Core & Main LP’s ability to make distributions, pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. The Senior Term Loan Credit Facility may require accelerated repayment based upon cash flows generated in excess of operating and investing requirements when the Consolidated Secured Leverage Ratio (as defined in the agreement governing the Senior Term Loan Credit Facility) is greater than or equal to 3.25. In addition, the Senior ABL Credit Facility requires Core & Main LP to comply with a consolidated fixed charge coverage ratio of greater than or equal to 1.00 when availability under the Senior ABL Credit Facility is less than 10.0% of the lesser of (i) the then applicable borrowing base or (ii) the then aggregate effective commitments. The Company was in compliance with all debt covenants as of February 2, 2025.
Substantially all of Core & Main LP’s assets are pledged as collateral for the Senior Term Loan Credit Facility and the Senior ABL Credit Facility.
The aggregate amount of debt payments for the next five fiscal years are as follows:

Fiscal 2025	$24
Fiscal 2026	24
Fiscal 2027	24
Fiscal 2028	1,212
Fiscal 2029	102
Interest Rate Swaps
Core & Main LP entered into an instrument in which it makes payments to a third party based upon a fixed interest rate of 0.693% and receives payments based upon the one-month Term SOFR rate. The interest rate swap has a notional amount of $800 million as of February 2, 2025. The notional amount decreases to $700 million on July 27, 2025 through the instrument maturity on July 27, 2026. This instrument is intended to reduce the Company's exposure to variable interest rates under the Senior Term Loan Credit Facility. As of February 2, 2025, this instrument resulted in an effective fixed rate of 2.693%, based upon the 0.693% fixed rate plus an effective applicable margin of 2.00%.
On February 12, 2024, Core & Main LP entered into an additional instrument pursuant to which it will make payments to a third party based upon a fixed interest rate of 3.913% and receive payments based upon the one-month Term SOFR rate. The interest rate swap has a starting notional amount of $750 million that increases to $1,500 million on July 27, 2026 through the instrument maturity on July 27, 2028. The instrument is intended to reduce the Company’s exposure to variable interest rates under the Senior Term Loan Credit Facility. As of February 2, 2025, this instrument resulted in an effective fixed rate of 5.913%, based upon the 3.913% fixed rate plus an effective applicable margin of 2.00%.
The fair value of these cash flow interest rate swaps was a $40 million and $67 million asset as of February 2, 2025 and January 28, 2024, respectively, which is included within other assets in the Balance Sheet.

	Fiscal Years Ended
Accumulated Other Comprehensive Income	February 2, 2025	January 28, 2024	January 29, 2023
Beginning of period balance	$48	$70	$26
Measurement adjustment gain for interest rate swap	23	21	66
Reclassification of (income) expense to interest expense	(47)	(42)	(13)
Tax benefit (expense) on interest rate swap adjustments
Measurement adjustment gain for interest rate swap	(6)	(4)	(11)
Reclassification of (income) expense to interest expense	12	8	2
Tax impact of exchange of Partnership Interests	—	(5)	—
End of period balance	$30	$48	$70
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
As of February 2, 2025, the Company estimates $28 million of the cash flow interest rate swap gains will be reclassified from accumulated other comprehensive income into earnings over the next 12 months.
7)    INCOME TAXES
Core & Main is the general partner of Holdings, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Holdings is generally not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Holdings is passed through to and included in the taxable income or loss of its partners, including Core & Main. Core & Main is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its allocable share of any taxable income of Holdings.
The provision for income taxes consisted of the following:

	Fiscal Years Ended
	February 2, 2025	January 28, 2024	January 29, 2023
Current:
Federal	$101	$98	$110
State	29	28	25
	130	126	135
Deferred:
Federal	11	2	(5)
State	2	—	(2)
	13	2	(7)
Total	$143	$128	$128
The reconciliations of the provision for income taxes at the federal corporate statutory rate of 21% to the tax provision for fiscal 2024, fiscal 2023 and fiscal 2022 are as follows:

	Fiscal Years Ended
	February 2, 2025	January 28, 2024	January 29, 2023
Income taxes at federal statutory rate	21.0%	21.0%	21.0%
State income taxes	4.5	3.5	3.2
Partnership income not subject to U.S. tax	(0.8)	(5.0)	(6.3)
Corporate subsidiary tax	—	(0.3)	0.1
Permanent differences	0.3	0.4	0.3
Other	(0.2)	(0.2)	(0.2)
Total provision	24.8%	19.4%	18.1%

The variations between the Company’s estimated effective tax rate and the U.S. and state statutory rates are primarily due to the portion of the Company’s earnings attributable to non-controlling interests partially offset by certain permanent book-tax differences.
The tax effects of temporary differences that give rise to the deferred tax assets and liabilities were as follows:

	February 2, 2025	January 28, 2024
Deferred Tax Assets:
Basis difference in partnership investments of Core & Main, Inc.	$503	$489
Imputed interest on Tax Receivable Agreements	49	48
Intangibles	4	5
Other	2	—

Deferred Tax Liabilities:
Basis difference in partnership investments of Core & Main Buyer, Inc.	(87)	(48)
The Company’s operations have resulted in income, and as such, the Company maintains no valuation allowance against its deferred tax assets.
Core & Main, Inc. Partnership Investment
As part of the reorganization transactions performed at the time of the initial public offering, the Company assumed a deferred tax liability associated with the difference between its financial reporting investment and tax basis in Holdings. The assumed deferred tax liability was adjusted to reflect the initial public offering and subsequent book-tax differences. Subsequent exchanges of Partnership Interests by certain stockholders affiliated with CD&R and Management Feeder that continued to own Partnership Interests beyond the time of the initial public offering created additional tax basis that may reduce taxable income in the future. This resulted in the recognition of deferred tax assets that have been partially offset by incremental recognition of the deferred tax liability assumed at the initial public offering. As of February 2, 2025 and January 28, 2024, the Company had a $503 million and $489 million, respectively, in deferred tax asset associated with the difference between Core & Main’s financial reporting basis and the tax basis of Core & Main’s investment in Holdings.
Buyer Deferred Tax Liability
The Company completed the acquisitions of all the outstanding shares of certain acquired companies through Core & Main Buyer, Inc. (“Buyer”), a wholly-owned subsidiary of the Company. Buyer subsequently contributed these acquired companies to Core & Main LP. As part of the opening balance sheets, Buyer recorded deferred tax liabilities of $41 million during fiscal 2024 related to the difference between Buyer’s financial reporting basis and tax basis of Buyer’s investment in Core & Main LP. The taxable income that is allocated to Buyer, for its contribution of these acquired companies to Core & Main LP, is subject to corporate federal and state income tax in substantially all fifty states. As of February 2, 2025 and January 28, 2024, this deferred tax liability was $87 million and $48 million, respectively.
Tax Receivable Agreements and Reorganization Transactions
The Company is party to the Former Limited Partners Tax Receivable Agreement and the Continuing Limited Partners Tax Receivable Agreement. The Company has generated tax attributes, and expects to generate additional tax attributes with future exchanges of Partnership Interests, that will reduce amounts that it would otherwise pay in the future to various tax authorities. The Tax Receivable Agreements provide payments to the parties subject to the Tax Receivable Agreements, or their permitted transferees, of 85% of the tax benefits realized by the Company, or in some circumstances are deemed to be realized.
The Company recorded payables to related parties pursuant to the Tax Receivable Agreements of $725 million and $717 million as of February 2, 2025 and January 28, 2024, respectively. Payments under the Tax Receivable Agreements within the next 12 months are expected to be $19 million, which is included within other current liabilities in the Balance Sheet.

The actual amount and timing of any potential additional payments under the Tax Receivable Agreements will vary depending upon a number of factors, including the timing of exchanges by the holders of Partnership Interests, the amount of gain recognized by such holders of Partnership Interests, the amount and timing of the taxable income the Company generates in the future and the federal tax rates then applicable. Assuming (i) that Management Feeder exchanged all of their remaining Partnership Interests at $56.44 per share of our Class A common stock (the closing stock price on January 31, 2025), (ii) no material changes in relevant tax law, (iii) a constant corporate tax rate of 25.1%, which represents a pro forma tax rate that includes a provision for U.S. federal income taxes and assumes the highest statutory rate apportioned to each state and local jurisdiction and (iv) that the Company earns sufficient taxable income in each year to realize on a current basis all tax benefits that are subject to the Continuing Limited Partners Tax Receivable Agreement, the Company would recognize a deferred tax asset (subject to offset with existing deferred tax liabilities) of approximately $131 million and a liability of approximately $111 million, payable over the life of the Continuing Limited Partners Tax Receivable Agreement. The full exchange will also decrease Core & Main's aforementioned deferred tax asset associated with its investment in Holdings by $5 million, as Core & Main recognizes the deferred tax consequences associated with the non-controlling Partnership Interests being exchanged. These amounts are estimates only and are subject to change.
Uncertain tax positions
Total gross unrecognized tax benefits as of February 2, 2025 and January 28, 2024, as well as activity within each of the years, were not material.
8)    LEASES
The Company occupies certain facilities and operates certain equipment and vehicles under operating leases that expire at various dates through the year 2038.
The table below presents lease costs associated with facility, equipment and vehicle operating leases:

		Fiscal Years Ended
Lease Cost	Classification	February 2, 2025	January 28, 2024	January 29, 2023
Operating Lease Cost	Selling, general, and administrative expense	$98	$80	$69
Future aggregate rental payments under non-cancelable operating leases as of February 2, 2025 are as follows:

February 2, 2025
Fiscal 2025	$78
Fiscal 2026	66
Fiscal 2027	52
Fiscal 2028	34
Fiscal 2029	19
Thereafter	26
Total minimum lease payments	275
Less: present value discount	(30)
Present value of lease liabilities	$245
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

Operating Lease Term and Discount Rate	February 2, 2025	January 28, 2024
Weighted average remaining lease term (years)	3.9	4.0
Weighted average discount rate	5.8%	5.3%

The table below presents cash and non-cash impacts associated with leases:

	Fiscal Years Ended
	February 2, 2025	January 28, 2024	January 29, 2023
Operating cash flow payments for operating lease liabilities	$64	$54	$50
Operating cash flow payments for non-lease components	34	26	19

Right-of-use assets obtained in exchange for new operating lease liabilities	$93	$65	$68
The non-cash impact related to ROU assets obtained in exchange for new operating lease liabilities in the table above excludes the impact from acquisitions. ROU assets acquired as part of the acquisitions are presented in Note 4.
9)    COMMITMENTS AND CONTINGENCIES
Purchase Obligations
As of February 2, 2025, the Company had agreements in place with various suppliers to purchase goods and services, primarily inventory, in the aggregate amount of $1,225 million. These purchase obligations are generally cancellable, but the Company does not currently intend to cancel. Payment is dependent on lead times from our suppliers, and could be extended due to supply chain disruptions. Payments are generally expected to be made during fiscal 2025 for these obligations.
Encumbered Assets
As of February 2, 2025, substantially all of the Company’s assets were pledged as collateral for the Company’s credit facilities.
Legal Matters
The Company is involved in various legal proceedings arising in the normal course of its business. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that it determines to be both probable and reasonably estimable. As of February 2, 2025 and January 28, 2024, these established reserves for litigation were not material. In the opinion of management, based on current knowledge, all probable and reasonably estimable matters are believed to be adequately reserved for or covered by insurance and are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. For all other matters, management believes the possibility of losses from such matters is not probable, the potential loss from such matters is not reasonably estimable, or such matters are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if resolved unfavorably.
Self-Insurance
The Company has high deductible insurance programs for most losses related to general liability, product liability, automobile liability and workers’ compensation, and is self-insured for medical claims, while maintaining per employee stop loss coverage, and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability in the accompanying Balance Sheets. The Company’s self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. At February 2, 2025 and January 28, 2024, the Company’s self-insurance liabilities totaled $29 million and $28 million, respectively.
Continuing Limited Partners Tax Receivable Agreement
Core & Main is party to the Continuing Limited Partners Tax Receivable Agreement, which will result in the recognition of deferred tax benefits and liabilities upon the exchange of Partnership Interests, together with the retirement of a corresponding number of shares of the Company’s Class B common stock, by Management Feeder for shares of Class A common stock of Core & Main or cash pursuant to the Exchange Agreement. See further discussion in Note 2 and Note 7.

10)    SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Receivables
Receivables consisted of the following:

	February 2, 2025	January 28, 2024
Trade receivables, net of allowance for credit losses	$986	$888
Supplier rebate receivables	80	85
Receivables, net of allowance for credit losses	$1,066	$973
Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	February 2, 2025	January 28, 2024
Land	$38	$38
Buildings and improvements	85	80
Transportation equipment	55	41
Furniture, fixtures and equipment	122	98
Capitalized software	26	23
Construction in progress	10	5
Property, plant and equipment	336	285
Less accumulated depreciation and amortization	(168)	(134)
Property, plant and equipment, net	$168	$151
Depreciation expense is classified within cost of sales and depreciation and amortization within the Statement of Operations. Depreciation expense related to property, plant and equipment, including capitalized software, was as follows:

	Fiscal Years Ended
	February 2, 2025	January 28, 2024	January 29, 2023
Depreciation expense	$35	$27	$23
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following:

	February 2, 2025	January 28, 2024
Accrued bonuses and commissions	$91	$82
Other compensation and benefits	32	24
Accrued compensation and benefits	$123	$106

11)    NON-CONTROLLING INTERESTS
Core & Main is the general partner of Holdings and operates and controls all of the business and affairs of Holdings and, through Holdings and its subsidiaries, conducts the Company's business. Core & Main consolidates the consolidated financial statements of Holdings and attributes a portion of net income and equity of Holdings to non-controlling interests related to the vested Partnership Interests not held by the Company. Income or loss is attributed to the non-controlling interests based on the weighted average percentage of Partnership Interests held by Management Feeder, excluding unvested Partnership Interests held, relative to all Partnership Interests of Holdings during the period. Holdings equity is attributed to non-controlling interests based on the Partnership Interests not held by the Company, excluding unvested Partnership Interests, relative to all Partnership Interests as of the balance sheet date multiplied by the equity of Holdings prior to distributions, less distributions made to non-controlling interest holders. The non-controlling interests’ ownership percentage may fluctuate over time as Partnership Interests are exchanged, together with the retirement of a corresponding number of shares of Class B common stock, for shares of Class A common stock and Partnership Interests held by Management Feeder vest. The following table summarizes the ownership of Partnership Interests of Holdings (excluding unvested Partnership Interests held by Management Feeder):

	Partnership Interests			Ownership Percentage
	Core & Main	Continuing Limited Partners	Total	Core & Main	Continuing Limited Partners	Total
Balances at January 29, 2023	172,765,161	72,471,473	245,236,634	70.4%	29.6%	100.0%
Retirement of Partnership Interests	(28,131,551)	(16,868,449)	(45,000,000)	1.8%	(1.8)%	—
Issuance of Partnership Interests	346,977	—	346,977	0.1%	(0.1)%	—
Exchange of Partnership Interests	46,683,021	(46,731,040)	(48,019)	23.2%	(23.2)%	—
Vesting of Partnership Interests	—	371,292	371,292	(0.1)%	0.1%	—
Balances at January 28, 2024	191,663,608	9,243,276	200,906,884	95.4%	4.6%	100.0%
Retirement of Partnership Interests	(3,974,820)	—	(3,974,820)	(0.1)%	0.1%	—
Issuance of Partnership Interests	443,089	—	443,089	—%	—%	—
Exchange of Partnership Interests	1,684,022	(1,694,125)	(10,103)	0.9%	(0.9)%	—
Vesting of Partnership Interests	—	164,614	164,614	(0.1)%	0.1%	—
Balances at February 2, 2025	189,815,899	7,713,765	197,529,664	96.1%	3.9%	100.0%

12)    BASIC AND DILUTED EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per share for fiscal 2024, fiscal 2023 and fiscal 2022.
Basic earnings per share is computed by dividing net income attributable to Core & Main by the weighted average number of shares of Class A common stock outstanding during the same period. Shares of Class A common stock issued during the period were weighted for the portion of the period in which the shares of Class A common stock were outstanding. The Company did not apply the two-class method because shares of Class B common stock do not participate in earnings of Core & Main. As a result, the shares of Class B common stock are not considered participating securities and are not included in the weighted average shares outstanding for purposes of basic earnings per share. Net income allocated to holders of non-controlling interests was excluded from net income available to the Class A common stock. There were no preferred dividends and no shares of preferred stock outstanding for the period.
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

	Fiscal Years Ended
Basic earnings per share:	February 2, 2025	January 28, 2024	January 29, 2023
Net income	$434	$531	$581
Net income attributable to non-controlling interests	23	160	215
Net income available to Class A common stock	411	371	366
Weighted average shares outstanding	191,617,275	172,839,836	169,482,199
Net income per share	$2.14	$2.15	$2.16
Diluted earnings per share:
Net income available to common shareholders - basic	$411	$371	$366
Increase to net income attributable to dilutive instruments	18	118	159
Net income available to common shareholders - diluted	429	489	525
Weighted average shares outstanding - basic	191,617,275	172,839,836	169,482,199
Incremental shares of common stock attributable to dilutive instruments	9,825,475	54,978,241	76,734,805
Weighted average shares outstanding - diluted	201,442,750	227,818,077	246,217,004
Net income per share - diluted	$2.13	$2.15	$2.13
13)    EQUITY-BASED COMPENSATION
Equity-Based Compensation Plan
Prior to the initial public offering, the board of Holdings approved the Core & Main Holdings, LP Equity Incentive Plan. Employees and independent directors of the Company previously received profits units and unit appreciation rights in Holdings indirectly through Management Feeder. These awards were issued from Management Feeder, which in turn received grants from Holdings in the amounts and terms that were identical to those that were issued to employees and independent directors.
Treatment of Core & Main Holdings, LP Equity Incentive Plan
In connection with the reorganization transactions performed as part of the initial public offering, Holdings was recapitalized and its common units and profits units were converted to a single class of Partnership Interests. Partnership Interests in the recapitalized Holdings, which correspond to prior profits units of Holdings, which were held by Management Feeder (which relate to profits units in Management Feeder held by the Company’s employees and directors), remain subject to the same time-based vesting requirements that existed prior to the reorganization transactions. As part of the recapitalization of Holdings, the quantity of Partnership Interests issued in the recapitalization contemplated the settlement of the historical benchmark prices and the public offering price of Class A common stock in the initial public offering.

In addition, in connection with the reorganization transactions, unit appreciation rights of Holdings were converted to stock appreciation rights denominated in shares of Class A common stock with adjustments to the number of awards and benchmark prices.
Partnership Interests
A summary of the Partnership Interests is presented below (shares in thousands):

	Number of Shares	Weighted Average Benchmark Price
Outstanding as of January 28, 2024	8,669	$—
Exchanged	(1,546)	—
Outstanding as of February 2, 2025	7,123	$—

	Number of Shares	Weighted Average Benchmark Price
Unvested as of January 28, 2024	387	$—
Vested	(165)	—
Unvested as of February 2, 2025	222	$—
The estimated fair value of the profits units when granted was amortized to expense over the vesting period. The fair value for these profits units was estimated by management, after considering a third-party valuation specialist’s assessment, at the date of grant based on the expected life of the profits units, using a Black-Scholes pricing model.
Stock Appreciation Rights
A summary of the stock appreciation rights is presented below (shares in thousands):

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of January 28, 2024	332	$5.28
Exchanged	(160)	4.46
Outstanding as of February 2, 2025	172	$6.03	$9

Exercisable as of February 2, 2025	109	$4.59	$6
The estimated fair value of the stock appreciation rights when granted was amortized to expense over the vesting or required service period. The fair value for these stock appreciation rights was estimated by management, after considering a third-party valuation specialist’s assessment, at the date of grant based on the expected life of the unit appreciation rights, using a Black-Scholes pricing model.
Omnibus Incentive Plan
In July 2021, in connection with the initial public offering, Core & Main’s sole stockholder approved and Core & Main’s board of directors adopted the 2021 Omnibus Equity Incentive Plan (the “Omnibus Incentive Plan”). Under the Omnibus Incentive Plan, 12.6 million shares of Class A common stock, plus 634 thousand shares of Class A common stock in respect of stock appreciation rights that were converted from unit appreciation rights of Holdings outstanding prior to the initial public offering, are reserved for the awards granted and available for future issuances.

Restricted Stock Units
A summary of the restricted stock units granted under the Omnibus Incentive Plan is presented below (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding and Unvested as of January 28, 2024	359	$23.10
Granted	123	50.28
Distributed	(162)	23.83
Forfeited	(3)	32.92
Outstanding and Unvested as of February 2, 2025	317	$33.23
The restricted stock units generally vest over a three-year period. The estimated fair value of the restricted stock units when granted was amortized over the vesting period. The grant date fair value of RSUs was determined based on the price of the Company’s Class A common stock on the grant date.
Stock Options
A summary of the stock options granted under the Omnibus Incentive Plan is presented below (shares in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 28, 2024	1,720	$21.54
Granted	512	50.32
Exercised	(135)	21.36
Forfeitures	(4)	36.11
Outstanding as of February 2, 2025	2,093	$28.56	8.0	$58

Exercisable as of February 2, 2025	698	$21.32	7.5	$25
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

	February 2, 2025	January 28, 2024	January 29, 2023
Risk-free interest rate	4.04%	3.87%	1.85%
Dividend yield	1.0%	2.0%	—%
Expected volatility factor	36.5%	40.0%	40.0%
Expected life in years	6.0	6.0	6.0
Weighted-average fair value	$19.15	$8.06	$8.55
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
Employee Stock Purchase Plan
In July 2021, Core & Main’s sole stockholder approved and Core & Main’s board of directors adopted the Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, 2.5 million shares of Class A common stock are reserved and available for future purchase. For fiscal 2024, 92 thousand shares of Class A common shares were purchased under the ESPP at a weighted-average price of $47.41 per share, resulting in cash proceeds of approximately $4 million. For fiscal 2023, 108 thousand shares of Class A common shares were purchased under the ESPP at a weighted-average price of $33.28 per share, resulting in cash proceeds of approximately $3 million.

Compensation Expense
The Company evaluated the conversions of the profits units and unit appreciation rights as part of the reorganization transactions and concluded that each represented an accounting modification of the original awards. As such, the Company is required to recognize the incremental fair value immediately after each modification compared with immediately before as additional compensation expense. Incremental compensation expense for awards that were vested as of the reorganization transactions were recognized immediately and expense for unvested awards will be recognized over the remaining service period. The Company recognized compensation expense of $14 million, $10 million and $11 million during fiscal 2024, fiscal 2023 and fiscal 2022, respectively. As of February 2, 2025, the unrecognized share based compensation was $15 million which is expected to be recognized over a weighted average period of 0.9 years.
Employee Benefit Plans
The Company offers a comprehensive Health & Welfare Benefits Program (the “Program”) which allows employees who satisfy certain eligibility requirements to choose among different levels and types of coverage. The Program provides employees healthcare coverage in which the employer and employee share costs. In addition, the Program offers employees the opportunity to participate in various voluntary coverages, including flexible spending accounts and health savings accounts. The Company maintains a 401(k) defined contribution plan that is qualified under Sections 401(a) and 501(a) of the Internal Revenue Code. Employees of the Company who satisfy the plan’s eligibility requirements may elect to contribute a portion of their compensation to the plan on a pre-tax basis. The Company may match a percentage of the employees’ contributions to the plan based on eligible compensation deferred. Matching contributions are generally made shortly after the end of each pay period. The Company recorded expenses of $14 million, $12 million and $11 million related to matching contributions during fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
14)    RELATED PARTIES
Tax Receivable Agreements
Core & Main is party to the Former Limited Partners Tax Receivable Agreement and the Continuing Limited Partners Tax Receivable Agreement, see further discussion in Note 2 and Note 7.
Exchange Agreement
Core & Main entered into the Exchange Agreement as further described in Note 2. Pursuant to the Exchange Agreement, certain stockholders affiliated with CD&R and Management Feeder that continued to own Partnership Interests beyond the time of the initial public offering (or their permitted transferees) will have the right, subject to the terms of the Exchange Agreement, to exchange their Partnership Interests, together with the retirement of a corresponding number of shares of Class B common stock, for shares of Class A common stock generally on a one-for-one basis or for cash in limited circumstances as specified in the Exchange Agreement. Holders of Partnership Interests will not have the right to exchange Partnership Interests if Core & Main determines that such exchange would be prohibited by law or regulation or would violate other agreements with Core & Main or its subsidiaries to which the holder of Partnership Interests may be subject. Core & Main may also refuse to honor any request to effect an exchange if it determines such exchange would pose a material risk that Holdings would be treated as a “publicly traded partnership” for U.S. federal income tax purposes. Notwithstanding the foregoing, Management Feeder is generally permitted to exchange Partnership Interests, subject to the terms of the Exchange Agreement.
The Exchange Agreement also provides that, in connection with any such exchange, to the extent that Holdings has, since the initial public offering, made distributions that are proportionately lesser or greater than the distributions made to Core & Main, on a pro rata basis, the number of shares of Class A common stock to be issued or cash to be paid to Management Feeder will be adjusted to take into account the amount of such discrepancy that is allocable to the Partnership Interests, and Class B common stock, subject to such exchange. As of February 2, 2025, the Company had a shareholder receivable of $15 million recorded within additional paid in capital related to distributions in excess of shareholders’ pro rata share. Core & Main expects to cause Holdings to make distributions to its partners in such a manner as generally to limit increases to the number of shares of Class A common stock to be issued or cash to be paid to Management Feeder in connection with the adjustment described in the preceding sentence.
15)    SUBSEQUENT EVENTS
Management has evaluated events or transactions that may have occurred that would merit recognition or disclosure in the condensed consolidated financial statements. No subsequent events were identified.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports under the Exchange Act that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that, as of February 2, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As of February 2, 2025, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on management’s assessment utilizing these criteria, our management concluded that our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting, as of February 2, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, which has issued an attestation report on the Company’s internal control over financial reporting, which is included in Part II, Item 8: “Financial Statements and Supplementary Data.” of this Annual Report on Form 10-K.
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

Item 9B. Other Information
Item 408(a) of Regulation S-K requires the Company to disclose whether any of its directors or officers have adopted or terminated (i) any trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); and/or (ii) any written trading arrangement that meets the requirements of a “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K. During the quarter ended February 2, 2025, the following activity occurred requiring disclosure under Item 408(a) of Regulation S-K.
Laura K. Schneider, Chief Human Resources Officer, adopted a new trading arrangement on January 3, 2025 providing for the sale of up to 195,695 aggregate shares of the Company’s Class A common stock between April 14, 2025 and October 14, 2025.
The Jeffrey D. Giles Revocable Trust dated May 18, 2022, affiliated with Jeffrey D. Giles, EVP Corporate Development, adopted a new trading arrangement on December 31, 2024 providing for the sale of up to 40,000 aggregate shares of the Company’s Class A common stock between April 4, 2025 and October 3, 2025.
John W. Stephens, Vice President, Corporate Controller, adopted a new trading arrangement on December 18, 2024 providing for the sale of up to 83,927 aggregate shares of the Company’s Class A common stock between March 20, 2025 and September 19, 2025.
Each of the above trading arrangements is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s Policy on Trading in Securities.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information with respect to this Item will be set forth in the definitive proxy statement for our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”), which will be filed with the SEC no later than 120 days after February 2, 2025 and is incorporated herein by reference.
Item 11. Executive Compensation
Certain information with respect to this Item will be set forth in our 2025 Proxy Statement, which will be filed with the SEC no later than 120 days after February 2, 2025 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information with respect to this Item will be set forth in our 2025 Proxy Statement, which will be filed with the SEC no later than 120 days after February 2, 2025 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Party Transactions, and Director Independence
Certain information with respect to this Item will be set forth in our 2025 Proxy Statement, which will be filed with the SEC no later than 120 days after February 2, 2025 and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Certain information with respect to this Item will be set forth in our 2025 Proxy Statement, which will be filed with the SEC no later than 120 days after February 2, 2025 and is incorporated herein by reference.

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

3.1	Amended and Restated Certificate of Incorporation of Core & Main, Inc. (incorporated by reference to Exhibit 3.1 to Core & Main’s Current Report on Form 8-K, filed on July 28, 2021).

3.2	Second Amended and Restated By-laws of Core & Main, Inc. (incorporated by reference to Exhibit 3.1 to Core & Main's Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2024).

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

10.1.10
Third Amendment to the Credit Agreement, dated as of February 9, 2024, by and among Core & Main LP, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Core & Main’s Current Report on Form 8-K, filed on February 13, 2024).

10.1.11
Fourth Amendment to the Credit Agreement, dated as of May 21, 2024, by and among Core & Main LP, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Core & Main’s Current Report on Form 8-K, filed on May 23, 2024).

10.1.12
Fifth Amendment to the Credit Agreement, dated as of December 17, 2024, by and among Core & Main LP, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Core & Main’s Current Report on Form 8-K, filed on December 17, 2024).

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

10.6
Second Amendment to the Exchange Agreement, dated as of December 7, 2023, by and among Core & Main, Inc., Core & Main Holdings, LP, CD&R Waterworks Holdings, LLC and Core & Main Management Feeder, LLC (incorporated by reference to Exhibit 10.6 to Core & Main's Annual Report on Form 10-K for the annual period ended January 28, 2024 filed on March 19, 2024).

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

10.28
Amendment No. 2 and Waiver to the Second Amended and Restated Agreement of Limited Partnership of Core & Main Holdings, LP (incorporated by reference to Exhibit 10.28 to Core & Main's Annual Report on Form 10-K for the annual period ended January 28, 2024 filed on March 19, 2024).

10.29
Purchase and Redemption Agreement, dated as of November 9, 2023, by and among Core & Main, Inc., Core & Main Holdings, LP, CD&R Fund X Advisor Waterworks B, L.P., CD&R Fund X Waterworks B1, L.P., CD&R Fund X-A Waterworks B, L.P. and CD&R Waterworks Holdings, LLC (incorporated by reference to Exhibit 10.1 to Core & Main’s Current Report on Form 8-K, filed on November 9, 2023).

10.30
Purchase and Redemption Agreement, dated as of December 5, 2023, by and among Core & Main, Inc., Core & Main Holdings, LP, CD&R Fund X Advisor Waterworks B, L.P., CD&R Fund X Waterworks B1, L.P., CD&R Fund X-A Waterworks B, L.P. and CD&R Waterworks Holdings, LLC (incorporated by reference to Exhibit 10.30 to Core & Main's Annual Report on Form 10-K for the annual period ended January 28, 2024 filed on March 19, 2024).

10.31
Amendment No. 1 to the Purchase and Redemption Agreement and Purchase and Redemption Agreement, dated as of December 6, 2023, by and among Core & Main, Inc., Core & Main Holdings, LP, CD&R Fund X Advisor Waterworks B, L.P., CD&R Fund X Waterworks B1, L.P., CD&R Fund X-A Waterworks B, L.P. and CD&R Waterworks Holdings, LLC (incorporated by reference to Exhibit 10.31 to Core & Main's Annual Report on Form 10-K for the annual period ended January 28, 2024 filed on March 19, 2024).

10.32
Purchase and Redemption Agreement, dated as of January 5, 2024, by and among Core & Main, Inc., Core & Main Holdings, LP, CD&R Fund X Advisor Waterworks B, L.P., CD&R Fund X Waterworks B1, L.P., CD&R Fund X-A Waterworks B, L.P. and CD&R Waterworks Holdings, LLC (incorporated by reference to Exhibit 10.32 to Core & Main's Annual Report on Form 10-K for the annual period ended January 28, 2024 filed on March 19, 2024).

10.33
Purchase and Redemption Agreement, dated as of January 21, 2024, by and among Core & Main, Inc., Core & Main Holdings, LP, CD&R Fund X Advisor Waterworks B, L.P., CD&R Fund X Waterworks B1, L.P., CD&R Fund X-A Waterworks B, L.P. and CD&R Waterworks Holdings, LLC (incorporated by reference to Exhibit 10.33 to Core & Main's Annual Report on Form 10-K for the annual period ended January 28, 2024 filed on March 19, 2024).

10.34†
Employment Agreement, dated as of July 5, 2024 by and between Core & Main LP and Michael G. Huebert (incorporated by reference to Exhibit 10.1 to Core & Main’s Current Report on Form 8-K filed July 8, 2024).

19.1*	Core & Main Policy on Trading Securities (Insider Trading Policy).

21.1*	List of Subsidiaries of Core & Main, Inc..

23.1*	Consent of PricewaterhouseCoopers LLP in respect of Core & Main, Inc.’s financial statements.

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

97.1
Dodd-Frank Clawback Policy, dated as of December 1, 2023 (incorporated by reference to Exhibit 97.1 to Core & Main's Annual Report on Form 10-K for the annual period ended January 28, 2024 filed on March 19, 2024)

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

Date: March 25, 2024	CORE & MAIN, INC.
(Registrant)
	By:	/s/ Stephen O. LeClair
Name: Stephen O. LeClair
Title: Chief Executive Officer and Chair of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 25, 2024	CORE & MAIN, INC.
	By:	/s/ Stephen O. LeClair
Name: Stephen O. LeClair
Title: Chief Executive Officer and Chair of the Board
(Principal Executive Officer)

	By:	/s/ Mark R. Witkowski
Name: Mark R. Witkowski
Title: Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ John W. Stephens
Name: John W. Stephens
Title: Vice President, Corporate Controller
(Principal Accounting Officer)

	By:	/s/ Bhavani Amirthalingam
Name: Bhavani Amirthalingam
Title: Director

	By:	/s/ Robert M. Buck
Name: Robert M. Buck
Title: Director

	By:	/s/ James G. Castellano
Name: James G. Castellano
Title: Director

	By:	/s/ Dennis G. Gipson
Name: Dennis G. Gipson
Title: Director

	By:	/s/ James D. Hope
Name: James D. Hope
Title: Director

	By:	/s/ Orvin T. Kimbrough
Name: Orvin T. Kimbrough
Title: Director

	By:	/s/ Kathleen M. Mazzarella
Name: Kathleen M. Mazzarella
Title: Director

	By:	/s/ Margaret M. Newman
Name: Margaret M. Newman
Title: Director