Form 10-Q
period 2025-05-04
Core & Main, Inc.
filed 2025-06-10
CIK 1856525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of June 6, 2025, there were 189,654,473 shares of the registrant’s Class A common stock, par value $0.01 per share, and 7,472,733 shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding.

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
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be outside our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition, cash flows and the development of the market in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed under the captions “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2025 (the “2024 Annual Report on Form 10-K”) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Furthermore, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:
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
•our ability to sustain an active, liquid trading market for our Class A common stock; and
•risks related to other factors discussed under “Risk Factors” in our 2024 Annual Report on Form 10-K.
You should read this Quarterly Report on Form 10-Q and our 2024 Annual Report on Form 10-K completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, and changes in future operating results over time or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CORE & MAIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Amounts in millions (except share and per share data), unaudited

	May 4, 2025	February 2, 2025
ASSETS
Current assets:
Cash and cash equivalents	$8	$8
Receivables, net of allowance for credit losses of $21 and $18, respectively	1,319	1,066
Inventories	1,069	908
Prepaid expenses and other current assets	48	43
Total current assets	2,444	2,025
Property, plant and equipment, net	174	168
Operating lease right-of-use assets	265	244
Intangible assets, net	901	935
Goodwill	1,899	1,898
Deferred income taxes	566	558
Other assets	29	42
Total assets	$6,278	$5,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$24	$24
Accounts payable	923	562
Accrued compensation and benefits	68	123
Current operating lease liabilities	70	67
Other current liabilities	161	90
Total current liabilities	1,246	866
Long-term debt	2,239	2,237
Non-current operating lease liabilities	196	178
Deferred income taxes	87	87
Tax receivable agreement liabilities	669	706
Other liabilities	20	22
Total liabilities	4,457	4,096
Commitments and contingencies
Class A common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 189,451,269 and 189,815,899 shares issued and outstanding as of May 4, 2025 and February 2, 2025, respectively	2	2
Class B common stock, par value $0.01 per share, 500,000,000 shares authorized, 7,649,490 and 7,936,061 shares issued and outstanding as of May 4, 2025 and February 2, 2025, respectively	—	—
Additional paid-in capital	1,220	1,220
Retained earnings	515	449
Accumulated other comprehensive income	7	27
Total stockholders’ equity attributable to Core & Main, Inc.	1,744	1,698
Non-controlling interests	77	76
Total stockholders’ equity	1,821	1,774
Total liabilities and stockholders’ equity	$6,278	$5,870

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in millions (except share and per share data), unaudited

	Three Months Ended
	May 4, 2025	April 28, 2024

Net sales	$1,911	$1,741
Cost of sales	1,401	1,273
Gross profit	510	468
Operating expenses:
Selling, general and administrative	293	257
Depreciation and amortization	46	43
Total operating expenses	339	300
Operating income	171	168
Interest expense	30	34
Income before provision for income taxes	141	134
Provision for income taxes	36	33
Net income	105	101
Less: net income attributable to non-controlling interests	5	6
Net income attributable to Core & Main, Inc.	$100	$95

Earnings per share (“EPS”)
Basic	$0.53	$0.49
Diluted	$0.52	$0.49
Number of shares used in computing EPS
Basic	189,802,381	192,194,061
Diluted	198,700,476	202,615,824

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Amounts in millions, unaudited

	Three Months Ended
	May 4, 2025	April 28, 2024

Net income	$105	$101
Net comprehensive (loss) gain, net of tax benefit (expense) of $7 and $(6), respectively	(21)	18
Total comprehensive income	84	119
Less: comprehensive income attributable to non-controlling interests	4	7
Total comprehensive income attributable to Core & Main, Inc.	$80	$112
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Amounts in millions (except share data), unaudited

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total Stockholders’ Equity
Balances at February 2, 2025	189,815,899	$2	7,936,061	$—	$1,220	$449	$27	$76	$1,774
Net income	—	—	—	—	—	100	—	5	105
Equity-based compensation	—	—	—	—	5	—	—	—	5
Net comprehensive loss, net of tax	—	—	—	—	—	—	(20)	(1)	(21)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(2)	(2)
Repurchase and Retirement of equity interests	(837,268)	—	—	—	(5)	(34)	—	—	(39)
Exchange of Partnership Interests and Class B Shares for Class A Shares	279,352	—	(286,571)	—	1	—	—	(1)	—
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	4	—	—	—	4
Establishment of Tax receivable agreement liabilities	—	—	—	—	(4)	—	—	—	(4)
Activity under equity-based compensation plans, net of tax withholdings	193,286	—	—	—	(1)	—	—	—	(1)
Balances at May 4, 2025	189,451,269	$2	7,649,490	$—	$1,220	$515	$7	$77	$1,821

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total Stockholders’ Equity
Balances at January 28, 2024	191,663,608	$2	9,630,186	$—	$1,214	$189	$46	$73	$1,524
Net income	—	—	—	—	—	95	—	6	101
Equity-based compensation	—	—	—	—	3	—	—	—	3
Net comprehensive gain, net of tax	—	—	—	—	—	—	17	1	18
Distributions to non-controlling interest holders	—	—	—	—	(2)	—	—	(2)	(4)
Exchange of Partnership Interests and Class B Shares for Class A Shares	812,612	—	(816,654)	—	4	—	—	(4)	—
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	13	—	—	—	13
Establishment of Tax receivable agreement liabilities	—	—	—	—	(10)	—	—	—	(10)
Activity under equity-based compensation plans, net of tax withholdings	158,097	—	—	—	(1)	—	—	—	(1)
Balances at April 28, 2024	192,634,317	$2	8,813,532	$—	$1,221	$284	$63	$74	$1,644
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in millions, unaudited

	Three Months Ended
	May 4, 2025	April 28, 2024
Cash Flows From Operating Activities:
Net income	$105	$101
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	48	46
Equity-based compensation expense	5	3
Deferred income tax expense	3	2
Other	4	2
Changes in assets and liabilities:
(Increase) decrease in receivables	(257)	(170)
(Increase) decrease in inventories	(163)	(104)
(Increase) decrease in other assets	(5)	(17)
Increase (decrease) in accounts payable	361	244
Increase (decrease) in accrued liabilities	(24)	(29)
Net cash provided by operating activities	77	78
Cash Flows From Investing Activities:
Capital expenditures	(13)	(7)
Acquisitions of businesses, net of cash acquired	—	(564)
Other	(3)	(3)
Net cash used in investing activities	(16)	(574)
Cash Flows From Financing Activities:
Repurchase and retirement of equity interests	(39)	—
Distributions to non-controlling interest holders	(2)	(4)
Payments pursuant to Tax Receivable Agreements	(18)	(11)
Borrowings on asset-based revolving credit facility	100	585
Repayments on asset-based revolving credit facility	(93)	(774)
Issuance of long-term debt	—	750
Repayments of long-term debt	(6)	(6)
Debt issuance costs	—	(12)
Other	(3)	(3)
Net cash (used in) provided by financing activities	(61)	525
Increase in cash and cash equivalents	—	29
Cash and cash equivalents at the beginning of the period	8	1
Cash and cash equivalents at the end of the period	$8	$30

Cash paid for interest (excluding effects of interest rate swap)	$14	$34
Cash paid for income taxes	29	47
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in millions, except as noted, unaudited
1)    BASIS OF PRESENTATION & DESCRIPTION OF BUSINESS
Business and Organization
Core & Main, Inc. (“Core & Main” and collectively with its subsidiaries, the “Company”) is a leading specialty distributor dedicated to advancing reliable infrastructure with local service, nationwide. With a focus on water, wastewater, storm drainage and fire protection products, and related services, the Company provides solutions to municipalities, private water companies and professional contractors across municipal, non-residential and residential end markets. The Company’s specialty products and services are used in the maintenance, repair, replacement, and construction of water and fire protection infrastructure. The Company reaches customers through a network of approximately 370 branches across 49 United States (“U.S.”) states. The Company’s products include pipes, valves, fittings, storm drainage products, fire protection products, meter products and other products. The Company has complemented its core products through additional offerings, including fusible high-density polyethylene (“fusible HDPE”) piping solutions, specifically engineered treatment plant products and geosynthetics and erosion control products. The Company’s services and capabilities allow for integration with customers and form part of their sourcing and procurement function. Substantially all of the Company’s long-lived assets are located within the U.S.
Core & Main is a holding company that indirectly owns Core & Main LP through its ownership interest in Core & Main Holdings, LP (“Holdings”). Core & Main’s primary material assets are its direct and indirect ownership interest in Holdings and deferred tax assets associated with such ownership.
Repurchase Program
On June 12, 2024, the Company’s board of directors authorized a share repurchase program (the “Repurchase Program”), pursuant to which the Company may purchase up to $500 million of the Company’s Class A common stock. Shares repurchased under the Repurchase Program are retired immediately and are accounted for as a decrease to stockholders’ equity. For the three months ended May 4, 2025, the Company repurchased 837,268 shares of Class A common stock for a total of $39 million through open market transactions. As of May 4, 2025, $285 million of the authorized amount remained available for use under the Repurchase Program.
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
In management’s opinion, the unaudited condensed consolidated financial information for the interim periods presented include all normal recurring adjustments necessary for a fair statement of the Company's results of operations, financial position and cash flows, which include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim unaudited condensed consolidated financial statements may not be the same as those for the full year. The February 2, 2025 condensed consolidated Balance Sheet was derived from audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the fiscal year ended February 2, 2025 included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2025 (the “2024 Annual Report on Form 10-K”).

Segments
The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM manages the business as a single operating and reportable segment. The Company operates approximately 370 branch locations across the U.S. The nature of the products and services, suppliers, customers and distribution methods are similar across branches. The consolidated performance of the Company is utilized to determine incentive compensation for executive officers, annual merit decisions, management of national supplier relationships, allocation of resources and in evaluating acquisitions and the Company’s capital structure. Performance is most notably measured by the CODM based on net sales and net income at the consolidated level, as reported in the consolidated statement of operations. Significant expenses within net income include cost of sales and selling, general and administrative expense, which are each separately presented in the consolidated statement of operations. Other segment items within net income include depreciation and amortization expense, interest expense and income tax expense.
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. Each of the three months ended May 4, 2025 and three months ended April 28, 2024 included 13 weeks. The current fiscal year ending February 1, 2026 (“fiscal 2025”) will include 52 weeks.
Estimates
Management has made a number of estimates and assumptions relating to the reporting of certain assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses in preparing the elements of these financial statements in conformity with U.S. GAAP. Actual results could differ from these estimates.
Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 to the audited consolidated financial statements in our 2024 Annual Report on Form 10-K. There have been no significant changes to these policies which have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes during the three months ended May 4, 2025.
2)    RECENT ACCOUNTING PRONOUNCEMENTS
Income Tax Disclosures - In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). The new guidance requires, on an annual basis, disclosure of specific categories in the rate reconciliation and disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The adoption of ASU 2023-09 is expected to result in additional disclosures, but not have a material impact on the consolidated financial statements.
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

3)    REVENUE
Disaggregation of Revenue
The following table represents net sales disaggregated by product category:

	Three Months Ended
Product Category	May 4, 2025	April 28, 2024
Pipes, valves & fittings products	$1,297	$1,169
Storm drainage products	295	253
Fire protection products	152	167
Meter products	167	152
Total net sales	$1,911	$1,741
4)    ACQUISITIONS
The Company did not complete any acquisitions during the three months ended May 4, 2025. The Company made various acquisitions during the three months ended April 28, 2024 (the "Fiscal 2024 Acquisitions") with an aggregate transaction value of $585 million, subject to working capital adjustments, respectively. These transactions were funded with cash and borrowings under the Senior Term Loan Credit Facility (as defined in Note 6).
Fiscal 2024 Acquisitions
•On April 1, 2024, the Company acquired all of the outstanding shares of NW Geosynthetics Inc. (“ACF West”). ACF West has six locations and is a distributor of geosynthetic products and provider of soil stabilization solutions.
•On March 7, 2024, the Company acquired all of the membership interests of DKC Group Holdings, LLC, and associated entities (collectively, “Dana Kepner”). Dana Kepner has twenty-one locations and is a distributor of water, wastewater, and storm drainage products.
•On February 12, 2024, the Company acquired certain assets and assumed certain liabilities of Eastern Supply Inc. and a related entity (collectively, “Eastern Supply”). Eastern Supply has two locations and is a distributor of a broad range of storm drainage products, with custom fabrication capabilities.
The following table represents the final allocation of the transaction price to the fair value of identifiable assets acquired and liabilities assumed in the Fiscal 2024 Acquisitions.

Fiscal 2024 Acquisitions (1)
Cash	$31
Receivables	59
Inventories	74
Intangible assets	219
Goodwill	282
Property, plant and equipment	11
Operating lease right-of-use assets	11
Other assets, current and non-current	1
Total assets acquired	688
Accounts payable	29
Deferred income taxes	41
Operating lease liabilities, current and non-current	11
Deferred consideration	8
Other liabilities, current and non-current	4
Net assets acquired	$595
(1) Amounts include the purchase price allocation of Dana Kepner net assets of $263 million to goodwill, $184 million to intangible assets, $89 million to net working capital, $29 million to cash and $8 million to fixed assets. Additionally, includes a deferred income tax liability of $36 million for the Dana Kepner acquisition.

The net outflow of cash in respect of the purchase of businesses is as follows:

Fiscal 2024 Acquisitions
Net assets acquired	$595
Less: Cash acquired in acquisition	(31)
Total consideration, net of cash; investing cash outflow	$564
In the above transactions, to the extent applicable, the excess of purchase price over net tangible and intangible assets acquired resulted in goodwill, which represents the assembled workforce and anticipated long-term growth in new markets, customers and products. Goodwill of $195 million associated with the Fiscal 2024 Acquisitions is fully deductible by the Company for U.S. income tax purposes.
Intangible Assets
For the Fiscal 2024 Acquisitions, the intangible assets acquired consist of customer relationships and other intangible assets.
The customer relationship intangible assets represent the value associated with those customer relationships in place at the date of each transaction included in the Fiscal 2024 Acquisitions. The Company valued the customer relationships using an excess earnings method including various inputs such as customer attrition rate, revenue growth rate, gross margin percentage and discount rate. Cash flows associated with the existing relationships are expected to diminish over time due to customer turnover. The Company reflected this expected diminishing cash flow through the utilization of an annual customer attrition rate assumption and in its method of amortization.
The other intangible assets primarily consist of trademark intangible assets that represent the value associated with the brand names in place at the date of the applicable closing.
A summary of the intangible asset acquired and assumptions utilized in the valuation for the Fiscal 2024 Acquisitions is as follows:

	Intangible Asset Amount	Weighted Average Amortization Period	Weighted Average Discount Rate	Weighted Average Attrition Rate
Customer Relationships
Fiscal 2024 Acquisitions (1)	216	10 years	13.3%	12.5%

Other Intangible Assets
Fiscal 2024 Acquisitions	3	5 years	13.0%	N/A
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

Three Months Ended
April 28, 2024
Net sales	$1,770
Net income	102
As a result of integration of the Dana Kepner acquisition with existing operations of the Company it is impracticable to identify the discrete financial performance associated with the Dana Kepner acquisition. As such, the Company has not presented the post-acquisition net sales and net income for the Dana Kepner acquisition.
5)    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill are as follows:

Three Months Ended
May 4, 2025
Beginning Balance	$1,898
Goodwill adjusted during the three months ended May 4, 2025	1
Ending balance	$1,899
Goodwill adjusted during the three months ended May 4, 2025 was related to the Fiscal 2024 acquisitions, as further discussed in Note 4.
Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company does not amortize goodwill but does assess the recoverability of goodwill on an annual basis during the fourth quarter. If an event occurs or circumstances change that would “more likely than not” reduce the fair value of a reporting unit below its carrying value, an interim impairment test would be performed between annual tests.
Intangible Assets
The Company’s intangible assets included in its Balance Sheets consist of the following:

	May 4, 2025			February 2, 2025
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Customer relationships	$1,775	$904	$871	$1,775	$868	$907
Internal use software	26	—	26	23	—	23
Other intangible assets	10	6	4	10	5	5
Total	$1,811	$910	$901	$1,808	$873	$935
Amortization expense related to intangible assets was as follows:

	Three Months Ended
	May 4, 2025	April 28, 2024
Amortization expense	$37	$35

The estimated aggregate amortization expense on intangible assets owned by the Company for the remainder of fiscal 2025 and the next four full fiscal years is expected to be as follows:

Fiscal 2025	$111
Fiscal 2026	138
Fiscal 2027	129
Fiscal 2028	120
Fiscal 2029	106
6)    DEBT
Debt consisted of the following:

	May 4, 2025		February 2, 2025
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
Senior Term Loan due July 2028	$15	$—	$15	$—
Senior Term Loan due February 2031	9	—	9	—
	24	—	24	—
Long-term debt:
Senior ABL Credit Facility due February 2029	100	—	93	—
Senior Term Loan due July 2028	1,230	11	1,233	12
Senior Term Loan due February 2031	930	10	933	10
	2,260	21	2,259	22
Total	$2,284	$21	$2,283	$22
The Company’s debt obligations as of May 4, 2025 include the following debt agreements:
Senior Term Loan Credit Facility
Core & Main LP has entered into a Senior Term Loan Credit Facility (as defined herein) under which it can incur tranches of indebtedness. Pursuant to the Senior Term Loan Credit Facility, Core & Main LP entered into a $1,500 million senior term loan (the “2028 Senior Term Loan”), which matures on July 27, 2028. The 2028 Senior Term Loan requires quarterly principal payments on the last business day of each fiscal quarter in an amount equal to approximately 0.25% of the original principal amount. The remaining balance is payable upon final maturity of the 2028 Senior Term Loan on July 27, 2028. The 2028 Senior Term Loan bears interest at a rate equal to (i) term secured overnight financing rate (“Term SOFR”) plus, in each case, an effective applicable margin of 2.00% or (ii) the base rate, which will be the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) the overnight federal funds rate plus 0.50% per annum and (z) one-month Term SOFR (adjusted for maximum reserves) plus 1.00% per annum, plus, in each case, an applicable margin of 1.50%. The 2028 Senior Term Loan is subject to a Term SOFR “floor” of 0.00%. The weighted average interest rate, excluding the effect of the interest rate swap, of Core & Main LP’s outstanding borrowings under the 2028 Senior Term Loan as of May 4, 2025 was 6.27%. See further discussion of the interest rate swap below. Based on quotes from financial institutions (i.e., level 2 of the fair value hierarchy), the fair value of the 2028 Senior Term Loan was $1,237 million as of May 4, 2025.
Pursuant to the Senior Term Loan Credit Facility, Core & Main LP also entered into an additional $944 million senior term loan (the “2031 Senior Term Loan” and, together with the 2028 Senior Term Loan, the “Senior Term Loan Credit Facility”), which matures on February 9, 2031. The 2031 Senior Term Loan requires quarterly principal payments, payable on the last business day of each fiscal quarter, in an amount equal to approximately 0.25% of the principal amount of the 2031 Senior Term Loan. The remaining balance is payable upon final maturity of the 2031 Senior Term Loan on February 9, 2031. The 2031 Senior Term Loan bears interest at a rate equal to (i) Term SOFR plus, in each case, an applicable margin of 2.00% or (ii) an alternate base rate plus an applicable margin of 1.00%. The 2031 Senior Term Loan is subject to a Term SOFR “floor” of 0.00%. The weighted average interest rate, excluding the effect of the interest rate swap, of Core & Main LP’s outstanding borrowings under the 2031 Senior Term Loan as of May 4, 2025 was 6.27%. See further discussion of the interest rate swap below. Based on quotes from financial institutions (i.e., level 2 of the fair value hierarchy), the fair value of the 2031 Senior Term Loan was $938 million as of May 4, 2025.

Asset-Based Credit Facility
Core & Main LP has a senior asset-based revolving credit facility with a borrowing capacity of up to $1,250 million, subject to borrowing base availability, with a maturity date of February 9, 2029 (the “Senior ABL Credit Facility”). Borrowings under the Senior ABL Credit Facility bear interest at either a Term SOFR rate plus an applicable margin ranging from 1.25% to 1.75%, or an alternate base rate plus an applicable margin ranging from 0.25% to 0.75%, depending on the borrowing capacity under the Senior ABL Credit Facility. Additionally, Core & Main LP pays a fee of 0.25% on unfunded commitments under the Senior ABL Credit Facility. As of May 4, 2025 and February 2, 2025 there was $100 million and $93 million outstanding, respectively, under the Senior ABL Credit Facility with a weighted average interest rate of 5.57% as of May 4, 2025.
The aforementioned debt agreements include customary affirmative and negative covenants, which include, among other things, restrictions on Core & Main LP’s ability to make distributions, pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. The Senior Term Loan Credit Facility may require accelerated repayment based upon cash flows generated in excess of operating and investing requirements when the Consolidated Secured Leverage Ratio (as defined in the agreement governing the Senior Term Loan Credit Facility) is greater than or equal to 3.25. In addition, the Senior ABL Credit Facility requires Core & Main LP to comply with a consolidated fixed charge coverage ratio of greater than or equal to 1.00 when availability under the Senior ABL Credit Facility is less than 10.0% of the lesser of (i) the then applicable borrowing base or (ii) the then aggregate effective commitments. The Company was in compliance with all debt covenants as of May 4, 2025.
Substantially all of Core & Main LP’s assets are pledged as collateral for the Senior Term Loan Credit Facility and the Senior ABL Credit Facility.
The aggregate amount of debt payments for the remainder of fiscal 2025 and the next four full fiscal years are as follows:

Fiscal 2025	$18
Fiscal 2026	24
Fiscal 2027	24
Fiscal 2028	1,212
Fiscal 2029	109
Interest Rate Swaps
Core & Main LP entered into an instrument in which it makes payments to a third party based upon a fixed interest rate of 0.693% and receives payments based upon the one-month Term SOFR rate. The interest rate swap has a notional amount of $800 million as of May 4, 2025. The notional amount decreases to $700 million on July 27, 2025 through the instrument maturity on July 27, 2026. This instrument is intended to reduce the Company's exposure to variable interest rates under the Senior Term Loan Credit Facility. As of May 4, 2025, this instrument resulted in an effective fixed rate of 2.693%, based upon the 0.693% fixed rate plus an effective applicable margin of 2.00%.
Core & Main LP entered into an additional instrument pursuant to which it will make payments to a third party based upon a fixed interest rate of 3.913% and receive payments based upon the one-month Term SOFR rate. The interest rate swap has a starting notional amount of $750 million that increases to $1,500 million on July 27, 2026 through the instrument maturity on July 27, 2028. The instrument is intended to reduce the Company’s exposure to variable interest rates under the Senior Term Loan Credit Facility. As of May 4, 2025, this instrument resulted in an effective fixed rate of 5.913%, based upon the 3.913% fixed rate plus an effective applicable margin of 2.00%.
The fair value of these cash flow interest rate swaps was a $28 million asset and a $17 million liability as of May 4, 2025, which is included within other assets and other current liabilities, respectively, in the Balance Sheet. The aggregate fair value of these cash flow interest rate swaps was a $40 million asset as of February 2, 2025, which is included within other assets in the Balance Sheet.

	Three Months Ended
Accumulated Other Comprehensive Income	May 4, 2025	April 28, 2024
Beginning of period balance	$30	$48
Measurement adjustment (loss) gain for interest rate swap	(22)	37
Reclassification of (income) to interest expense	(8)	(13)
Tax benefit (expense) on interest rate swap adjustments
Measurement adjustment (loss) gain for interest rate swap	5	(9)
Reclassification of (income) to interest expense	2	3
End of period balance	$7	$66
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
As of May 4, 2025, the Company estimates $23 million of the cash flow interest rate swap gains will be reclassified from accumulated other comprehensive income into earnings over the next 12 months.
7)    INCOME TAXES
For the three months ended May 4, 2025 and April 28, 2024, the Company's effective tax rate was 25.5% and 24.6%, respectively. The effective tax rate for the three months ended May 4, 2025 increased primarily due to a decrease in the non-controlling interest ownership that increased the allocation of net income to taxable entities.
Tax Receivable Agreements
The Company is party to a tax receivable agreement with certain stockholders affiliated with Clayton, Dublier & Rice (“CD&R”) that transferred all of their Partnership Interests at the time of the initial public offering (the “Former Limited Partners Tax Receivable Agreement”) and a tax receivable agreement with certain stockholders affiliated with CD&R and Core & Main Management Feeder, LLC (“Management Feeder”) that continued to own Partnership Interests beyond the time of the initial public offering (the “Continuing Limited Partners Tax Receivable Agreement”) (collectively, the “Tax Receivable Agreements”). The Company has generated tax attributes, and expects to generate additional tax attributes with future exchanges of Partnership Interests, that will reduce amounts that it would otherwise pay in the future to various tax authorities. The Tax Receivable Agreements provide payments to the parties subject to the Tax Receivable Agreements, or their permitted transferees, of 85% of the tax benefits realized by the Company, or in some circumstances are deemed to be realized.
The Company recorded payables to related parties pursuant to the Tax Receivable Agreements of $710 million and $725 million as of May 4, 2025 and February 2, 2025, respectively. Payments under the Tax Receivable Agreements within the next 12 months are expected to be $41 million, which is included within other current liabilities in the Balance Sheet.
The actual amount and timing of any payments under the Tax Receivable Agreements will vary depending upon a number of factors, including the timing of exchanges by the holders of Partnership Interests, the amount of gain recognized by such holders of Partnership Interests, the amount and timing of the taxable income the Company generates in the future and the federal tax rates then applicable. Assuming (i) that Management Feeder exchanged all of its remaining Partnership Interests at $53.88 per share of our Class A common stock (the closing stock price on May 2, 2025), (ii) no material changes in relevant tax law, (iii) a constant corporate tax rate of 25.1%, which represents a pro forma tax rate that includes a provision for U.S. federal income taxes and assumes the highest statutory rate apportioned to each state and local jurisdiction and (iv) that the Company earns sufficient taxable income in each year to realize on a current basis all tax benefits, the Company would recognize an additional deferred tax asset (subject to offset with existing deferred tax liabilities) of approximately $118 million and a liability of approximately $100 million, payable over the life of the Continuing Limited Partners Tax Receivable Agreement. The full exchange will also decrease Core & Main's aforementioned deferred tax asset associated with its investment in Holdings by $5 million. The foregoing amounts are estimates and subject to change.

8)    SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Receivables
Receivables consisted of the following:

	May 4, 2025	February 2, 2025
Trade receivables, net of allowance for credit losses	$1,230	$986
Supplier rebate receivables	89	80
Receivables, net of allowance for credit losses	$1,319	$1,066
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following:

	May 4, 2025	February 2, 2025
Accrued bonuses and commissions	$44	$91
Other compensation and benefits	24	32
Accrued compensation and benefits	$68	$123
Leases
The table below presents cash and non-cash impacts associated with leases:

	Three Months Ended
	May 4, 2025	April 28, 2024
Operating cash flow payments for operating lease liabilities	$17	$15
Operating cash flow payments for non-lease components	10	8

Right-of-use assets obtained in exchange for new operating lease liabilities	$39	$18
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
Depreciation Expense
Depreciation expense is classified within cost of sales and depreciation and amortization within the Statement of Operations. Depreciation expense related to property, plant and equipment, including capitalized software, was as follows:

	Three Months Ended
	May 4, 2025	April 28, 2024
Depreciation expense	$9	$8
9)    NON-CONTROLLING INTERESTS
Core & Main consolidates the consolidated financial statements of Holdings and attributes a portion of net income and equity of Holdings to non-controlling interests related to the vested Partnership Interests held by Management Feeder. The Company had non-controlling interests of 3.8% and 3.9% as of May 4, 2025 and February 2, 2025, respectively.

10)    BASIC AND DILUTED EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per share for the three months ended May 4, 2025 and April 28, 2024.
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

	Three Months Ended
Basic earnings per share:	May 4, 2025	April 28, 2024
Net income	$105	$101
Net income attributable to non-controlling interests	5	6
Net income available to Class A common stock	100	95
Weighted average shares outstanding	189,802,381	192,194,061
Net income per share	$0.53	$0.49
Diluted earnings per share:
Net income available to common shareholders - basic	$100	$95
Increase to net income attributable to dilutive instruments	4	5
Net income available to common shareholders - diluted	104	100
Weighted average shares outstanding - basic	189,802,381	192,194,061
Incremental shares of common stock attributable to dilutive instruments	8,898,095	10,421,763
Weighted average shares outstanding - diluted	198,700,476	202,615,824
Net income per share - diluted	$0.52	$0.49
11)    RELATED PARTIES
The Company has entered into the Tax Receivable Agreements and the Exchange Agreement, dated as of July 22, 2021 (as amended, the “Exchange Agreement”) with related parties, that are discussed in Note 14 to the audited consolidated financial statements in our 2024 Annual Report on Form 10-K. There have been no significant changes to these related party agreements.
12)    SUBSEQUENT EVENTS
Management has evaluated events or transactions that may have occurred that would merit recognition or disclosure in the condensed consolidated financial statements. No subsequent events were identified.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto of Core & Main, Inc. for the fiscal year ended February 2, 2025 included in our 2024 Annual Report on Form 10-K. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed below and elsewhere in this Quarterly Report on Form 10-Q for a number of important factors, particularly those described under the caption “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in Part I, Item 1A of the 2024 Annual Report on Form 10-K.
Overview
Core & Main, Inc. (“Core & Main” and collectively with its subsidiaries, the “Company”) is a leading specialty distributor dedicated to advancing reliable infrastructure with local service, nationwide. With a focus on water, wastewater, storm drainage and fire protection products, and related services, we provide solutions to municipalities, private water companies and professional contractors across municipal, non-residential and residential end markets, nationwide. Our specialty products and services are used primarily in the maintenance, repair, replacement and new construction of water, wastewater, storm drainage and fire protection infrastructure. We reach customers through a network of over 370 branches across 49 United States (“U.S.”) states. Our products include pipes, valves, fittings, storm drainage products, fire protection products, meter products and other products. We complement our core products through additional offerings, including fusible high-density polyethylene (“fusible HDPE “) piping solutions, specifically engineered treatment plant products, geosynthetics and erosion control products.
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
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. Each of the three months ended May 4, 2025 and three months ended April 28, 2024 included 13 weeks. The current fiscal year ending February 1, 2026 (“fiscal 2025”) will include 52 weeks.
Key Factors Affecting Our Business
End-Markets and General Economic Conditions
Historically, demand for our products has been tied to municipal infrastructure spending, non-residential construction and residential construction in the U.S. We estimate that, based on net sales for the fiscal year ended February 2, 2025 (“fiscal 2024”), our exposure by end market was approximately 42% municipal, 38% non-residential and 20% residential. Infrastructure spending and the non-residential and residential construction markets are subject to cyclical market pressures. Municipal demand has been relatively steady over the long term due to the consistent and immediate need to replace broken infrastructure; however, activity levels are subject to the availability of funding for municipal projects. Non-residential and residential construction activities are primarily driven by availability of credit, interest rates, general economic conditions, consumer confidence and other factors that are beyond our control. The length and magnitude of these cycles have varied over time and by market. Cyclicality can also have an impact on the products we procure for our customers or our related services, as further discussed under “—Price Fluctuations” below. Interest rate increases in the fiscal year ended January 28, 2024 (“fiscal 2023”) slowed home buying and new lot development, which was a contributing factor to a decline in the residential end market in fiscal 2023. In the second half of 2024 certain benchmark interest rates were cut, if interest rates continue to decline this may result in increased levels of activity in the U.S. residential and non-residential construction markets.

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
The costs to procure the products we sell are historically volatile and subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor and material costs, competition, market speculation, government regulation, weather events, trade policies and periodic delays in the delivery of our products. If we are able to pass through price increases to our customers, our net sales will increase; conversely, during periods of deflation, our customer pricing may decrease to remain competitive, resulting in decreased net sales. During the fiscal year ended January 29, 2023 (“fiscal 2022”), we experienced supply chain disruption that contributed to significant price inflation and product surcharges with respect to certain products we sell. The supply chain disruption was due to several factors, including, but not limited to, unpredictable lead times and delays from our suppliers, labor availability, global logistics and the availability of raw materials. In fiscal 2023, we saw improvements in the supply chain and more predictable lead times for certain products, but for other products the supply chain remained constrained. This led to price stability in fiscal 2023 compared to the price inflation we experienced during fiscal 2022. In fiscal 2024, certain suppliers and product lines experienced greater product availability that slightly lowered selling prices for these product lines. Additional supply chain disruptions may result in increases in product costs which we may not be able to pass on to our customers, loss of sales due to lack of product availability or potential customer claims from the inability to provide products in accordance with contractual terms. Greater product availability from supply chain improvements may lead to increased competition that may result in price and volume declines. We continue to monitor all of these factors and the resulting price impacts. In addition, the cost of products we purchase and sell may be impacted by the imposition of additional tariffs on imported goods from several geographic regions.
In recent months, the U.S. government has announced tariffs and trade restrictions on certain goods produced outside the United States. We believe our exposure to tariffs is limited as over three-quarters of products that we purchase are manufactured domestically. In addition, when price increases occur, we proactively evaluate our customer pricing and strategic buying opportunities. The potential direct and indirect impacts of tariffs on the broad economy and our end markets are uncertain and we continue to closely monitor and evaluate the ongoing situation.
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

Interest Rates
Certain of our indebtedness, including borrowings under the Senior Term Loan Credit Facility (as defined in Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) and the Senior ABL Credit Facility, are subject to variable rates of interest and expose us to interest rate risk. The Senior Term Loan Credit Facility and the Senior ABL Credit Facility each bear interest based on term secured overnight financing rate (“Term SOFR”). If interest rates increase, our debt service obligations on our variable-rate indebtedness will increase and our net income would decrease, even though the amount borrowed under the facilities remains the same. As of May 4, 2025, we had $2,284 million of outstanding variable-rate debt. We seek to mitigate our exposure to interest rate volatility through the entry into interest rate swap instruments, such as our interest rate swap, associated with borrowings under the Senior Term Loan Credit Facility, which effectively converts $800 million of our variable rate debt to fixed rate debt, with notional amount decreases to $700 million on July 27, 2025 through the instrument maturity on July 27, 2026. On February 12, 2024, Core & Main LP entered into an additional interest rate swap, associated with borrowings under the Senior Term Loan Credit Facility, that has a starting notional amount of $750 million that increases to $1,500 million on July 27, 2026 through the instrument maturity on July 27, 2028. Despite these efforts, unfavorable movement in interest rates may further result in higher interest expense and cash payments.
Acquisitions
In addition to our organic growth strategy, we opportunistically pursue strategic asset and business acquisitions to grow our business. Below is a summary of the acquisitions that closed during the fiscal year ended February 2, 2025 (the "Fiscal 2024 Acquisitions") with an aggregate transaction value of $769 million, subject to working capital adjustments, respectively.

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

Results of Operations
Three Months Ended May 4, 2025 Compared with Three Months Ended April 28, 2024
Amounts in millions (except per share data)

	Three Months Ended
	May 4, 2025	April 28, 2024

Net sales	$1,911	$1,741
Cost of sales	1,401	1,273
Gross profit	510	468
Operating expenses:
Selling, general and administrative	293	257
Depreciation and amortization	46	43
Total operating expenses	339	300
Operating income	171	168
Interest expense	30	34
Income before provision for income taxes	141	134
Provision for income taxes	36	33
Net income	105	101
Less: net income attributable to non-controlling interests	5	6
Net income attributable to Core & Main, Inc.	$100	$95
Earnings per share:
Basic	$0.53	$0.49
Diluted	$0.52	$0.49
Non-GAAP Financial Data:
Adjusted EBITDA	$224	$217

Net Sales
Net sales for the three months ended May 4, 2025 increased $170 million, or 9.8%, to $1,911 million compared with $1,741 million for the three months ended April 28, 2024. Net sales increased primarily due to higher volumes and acquisitions. Net sales increased for pipes, valves & fittings, storm drainage and meter products due to higher volumes and acquisitions. Net sales for fire protection products declined due to lower end-market volumes and lower selling prices partially offset by acquisitions.

	Three Months Ended
	May 4, 2025	April 28, 2024	Percentage Change

Pipes, valves & fittings products	$1,297	$1,169	10.9%
Storm drainage products	295	253	16.6%
Fire protection products	152	167	(9.0)%
Meter products	167	152	9.9%
Total net sales	$1,911	$1,741
Gross Profit
Gross profit for the three months ended May 4, 2025 increased $42 million, or 9.0%, to $510 million compared with $468 million for the three months ended April 28, 2024. Gross profit as a percentage of net sales for the three months ended May 4, 2025 was 26.7% compared with 26.9% for the three months ended April 28, 2024. The overall decrease in gross profit as a percentage of net sales was primarily attributable to a higher average cost of inventory this year compared to the prior year partially offset by favorable impacts from the execution of our gross margin initiatives and accretive acquisitions.

Selling, General & Administrative (“SG&A”) Expenses
SG&A expenses for the three months ended May 4, 2025 increased $36 million, or 14.0%, to $293 million compared with $257 million during the three months ended April 28, 2024. The increase is primarily attributable to higher personnel expenses, primarily attributable to acquisitions, inflation and other distribution-related costs due to an increase in sales volume. SG&A expenses as a percentage of net sales were 15.3% for the three months ended May 4, 2025 compared with 14.8% for the three months ended April 28, 2024. The increase was primarily attributable to acquisitions and inflationary cost impacts.
Depreciation and Amortization (“D&A”) Expense
D&A expense was $46 million for the three months ended May 4, 2025 compared with $43 million for the three months ended April 28, 2024. The increase was primarily attributable to recent acquisitions.
Operating Income
Operating income for the three months ended May 4, 2025 increased $3 million, or 1.8%, to $171 million compared with $168 million during the three months ended April 28, 2024. The increase in operating income was primarily attributable to higher gross profit partially offset by higher SG&A and D&A expenses.
Interest Expense
Interest expense was $30 million for the three months ended May 4, 2025 compared with $34 million for the three months ended April 28, 2024. The decrease was primarily attributable to a decrease in interest rates and decreased average borrowings under the Senior ABL Credit Facility.
Provision for Income Taxes
The provision for income taxes for the three months ended May 4, 2025 increased $3 million, or 9.1%, to $36 million compared with $33 million for the three months ended April 28, 2024. The increase was primarily attributable to an increase in operating income and an increase in the effective tax rate. For the three months ended May 4, 2025 and April 28, 2024, our effective tax rate was 25.5% and 24.6%, respectively. The effective tax rate for each period reflects only the portion of net income that is attributable to taxable entities. The increase in the effective tax rate was primarily attributable to a decrease in the non-controlling interest ownership that increased the allocation of net income to taxable entities.
Net Income
Net income for the three months ended May 4, 2025 increased $4 million, or 4.0% to $105 million compared with $101 million for the three months ended April 28, 2024. The increase in net income was primarily attributable to a 1.8% increase in operating income and a decrease in interest expense partially offset by an increase in income tax expense.
Net Income Attributable to Non-controlling Interests
Net income attributable to non-controlling interests for the three months ended May 4, 2025 decreased $1 million to $5 million compared with $6 million for the three months ended April 28, 2024. The decrease was primarily attributable to exchanges of Partnership Interests by non-controlling interest holders partially offset by an increase in net income.
Net Income Attributable to Core & Main, Inc.
Net income attributable to Core & Main, Inc. for the three months ended May 4, 2025 increased $5 million, or 5.3%, to $100 million compared with $95 million for the three months ended April 28, 2024. The increase was primarily attributable to a 4.0% increase in net income and a decreased allocation to non-controlling interest holders following exchanges of Partnership Interests.
Earnings Per Share
The Class A common stock basic earnings per share for the three months ended May 4, 2025 increased 8.2% to $0.53 compared with $0.49 for the three months ended April 28, 2024. The Class A common stock diluted earnings per share for the three months ended May 4, 2025 increased 6.1% to $0.52 compared with $0.49 for the three months ended April 28, 2024. The basic earnings per share increased due to an increase in net income attributable to Core & Main, Inc. and lower Class A share counts following the share repurchase transactions executed throughout fiscal 2024 and fiscal 2025. Diluted earnings per share increased due to an increase in net income and lower Class A share counts following the share repurchase transactions executed throughout fiscal 2024 and fiscal 2025.

Adjusted EBITDA
Adjusted EBITDA for the three months ended May 4, 2025 increased $7 million, or 3.2%, to $224 million compared with $217 million for the three months ended April 28, 2024. The increase in Adjusted EBITDA was primarily attributable to higher gross profit partially offset by higher SG&A expenses. For a reconciliation of Adjusted EBITDA to net income or net income attributable to Core & Main, Inc., the most comparable GAAP financial metric, as applicable, see “—Non-GAAP Financial Measures.”
Liquidity and Capital Resources
Historically, we have financed our liquidity requirements through cash flows from operating activities, borrowings under our credit facilities, issuances of equity and debt securities and working capital management activities. Our principal historical liquidity requirements have been for working capital, capital expenditures, acquisitions, servicing indebtedness, payments under the Tax Receivable Agreements and share repurchases (including under the Repurchase Program).
As of May 4, 2025, our cash and cash equivalents totaled $8 million. We maintain our cash deposits according to a banking policy that requires diversification across a variety of highly-rated financial institutions. However, this could result in a concentration of cash and cash equivalents across these financial institutions in excess of Federal Deposit Insurance Corporation-insured limits.
As of May 4, 2025, we had $100 million outstanding borrowings on our Senior ABL Credit Facility, which provides for borrowings of up to $1,250 million, subject to borrowing base availability. As of May 4, 2025, after giving effect to approximately $15 million of letters of credit issued under the Senior ABL Credit Facility, Core & Main LP would have been able to borrow approximately $1,135 million under the Senior ABL Credit Facility, subject to borrowing base availability. Our short term debt obligations of $24 million are related to quarterly principal payments on the Senior Term Loan Credit Facility.
In fiscal 2025 and fiscal 2024, the Company had a financing cash outflow related to the payment of $18 million and $11 million, respectively, under the Tax Receivable Agreements. The annual payments under the Tax Receivable Agreements increased as a result of exchanges of Partnership Interests completed in fiscal 2023. Payments under the Tax Receivable Agreements are only required to be made to the extent that we realize or are deemed to have realized the benefit of the corresponding tax deductions to reduce payments to federal, state and local taxing authorities. These payments are in an amount that represents 85% of the reduction in payments to federal, state and local taxing authorities. As such, the cash savings from the incremental tax deductions are expected to exceed the payments under the Tax Receivable Agreements over the life of these arrangements. Based on the anticipated filing date of income tax returns and contractual payment terms in the Tax Receivable Agreements, we expect these payments to occur two fiscal years after we utilize the corresponding tax deductions.
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
We believe that our current sources of liquidity, which include cash generated from operations, existing cash and cash equivalents and available borrowing capacity under the Senior ABL Credit Facility, will be sufficient to meet our working capital, capital expenditures and other cash commitments, including obligations relating to our indebtedness and the Tax Receivable Agreements, over the next 12 months, at minimum. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Our growth strategy contemplates future acquisitions for which we will need sufficient access to capital. To finance future acquisitions, particularly larger acquisitions, we may issue additional equity or incur additional indebtedness. Any such additional indebtedness would increase our debt leverage. See “Risk Factors” in Part I, Item 1A of the 2024 Annual Report on Form 10-K.

Additionally, we regularly evaluate our approach to our capital allocation, which may include acquisitions, capital expenditures, greenfields, debt reduction (including through open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and opportunistic refinancing of debt), stock repurchases, dividends, payments on Tax Receivable Agreements or other distributions. During the three months ended May 4, 2025, we completed $39 million of repurchases of Class A common stock under the Repurchase Program. For further details, refer to Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We may continue to return capital to our shareholders through share repurchases, including pursuant to the Repurchase Program or initiating dividend payments. The execution of these, and other, capital allocation activities may be at the discretion of, and subject to the approval by, our board of directors and will depend on our financial condition, earnings, liquidity and capital requirements, market conditions, level of indebtedness, contractual restrictions, compliance with our debt covenants, restrictions imposed by applicable law, general business conditions and any other factors that our board of directors deems relevant in making any such determination. Therefore, there can be no assurance that we will engage in any or all of these actions or to what amount of capital we will allocate to each option.
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
Information about our cash flows, by category, is presented in the Condensed Consolidated Statements of Cash Flows and is summarized as follows:

	Three Months Ended
	May 4, 2025	April 28, 2024

Cash flows provided by operating activities	$77	$78
Cash flows used in investing activities	(16)	(574)
Cash flows (used in) provided by financing activities	(61)	525
	$—	$29
Operating Activities
Net cash provided by operating activities was $77 million for the three months ended May 4, 2025 compared with $78 million for the three months ended April 28, 2024. The $1 million decrease in cash provided by operating activities was due to a higher investment in working capital in the three months ended May 4, 2025 partially offset by the timing of interest payments, lower tax payments and an increase in net income.
Investing Activities
Net cash used in investing activities decreased by $558 million to $16 million for the three months ended May 4, 2025 compared with $574 million for the three months ended April 28, 2024, primarily attributable to $564 million in cash outflows for acquisitions during fiscal 2024.
Financing Activities
Net cash used in financing activities was $61 million for the three months ended May 4, 2025 compared with net cash provided by financing activities of $525 million for the three months ended April 28, 2024. The change of $586 million was primarily attributed to a $542 million decrease in net borrowings and debt issuance costs, $39 million increase in outflows related to the repurchases of Class A common stock under the Repurchase Program and a $7 million increase in payments under the Tax Receivable Agreements during fiscal 2025.

Financing
As of May 4, 2025, our debt obligations (in millions) consist of the following:

	Aggregate Principal/Borrowing Capacity	Maturity Date	Interest
2028 Senior Term Loan	$1,245	July 27, 2028
(i) Term SOFR plus, in each case, an effective applicable margin of 2.00%, or (ii) the base rate (described in Note 6 included elsewhere in this Quarterly Report on Form 10-Q).

The weighted average interest rate, excluding the effects of the interest rate swaps, was 6.27% as of May 4, 2025.

2031 Senior Term Loan	939	February 9, 2031
(i) Term SOFR plus, in each case, an applicable margin of 2.00%, or (ii) the base rate (described elsewhere in this Form 10-Q).

The weighted average interest rate, excluding the effects of the interest rate swaps, was 6.27% as of May 4, 2025.

Senior ABL Credit Facility(1)	1,250	February 9, 2029
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
(1)Aggregate amount of commitments under the asset-based revolving credit facility of $1,250 million overall, subject to borrowing base availability. There were $100 million outstanding under the Senior ABL Credit Facility as of May 4, 2025.
(2)Notional amount of $800 million as of May 4, 2025. The notional amount decreases to $700 million on July 27, 2025 through the instrument maturity on July 27, 2026.
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
Purchase Obligations
As of May 4, 2025, the Company had agreements in place with various suppliers to purchase goods and services, primarily inventory, in the aggregate amount of $1,262 million. These purchase obligations are generally cancellable, but the Company foresees no intent to cancel. Payments are generally expected to be made during fiscal 2025 and the fiscal year ended January 31, 2027.
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
The following table sets forth a reconciliation of net income or net income attributable to Core & Main, Inc. to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended
	May 4, 2025	April 28, 2024
Net income attributable to Core & Main, Inc.	$100	$95
Plus: net income attributable to non-controlling interest	5	6
Net income	105	101
Depreciation and amortization (1)	47	44
Provision for income taxes	36	33
Interest expense	30	34
EBITDA	$218	$212
Equity-based compensation	5	3
Acquisition expenses (2)	1	2
Adjusted EBITDA	$224	$217
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

Critical Accounting Policies and Estimates
A summary of our significant accounting policies are discussed in Note 2 to the audited consolidated financial statements in our 2024 Annual Report on Form 10-K. The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates and assumptions are based on historical experiences and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results of operations and require management judgment. There have been no significant changes to these policies which have had a material impact on the Company’s interim unaudited condensed consolidated financial statements and related notes during the three months ended May 4, 2025.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of May 4, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These risks include fluctuations in interest rates, foreign currency exchange rates and prices, including price fluctuations related to substantially all of our products.
Interest Rate Risk
Our credit facilities bear interest at a floating rate. The Senior Term Loan Credit Facility and the Senior ABL Credit Facility bear interest generally equal to Term SOFR plus an applicable margin. As a result, we are exposed to fluctuations in interest rates to the extent of our net borrowings under the Senior Term Loan Credit Facility and the Senior ABL Credit Facility. As of May 4, 2025, our net borrowings under the Senior Term Loan Credit Facility and the Senior ABL Credit Facility were $2,284 million. As such, excluding the impact of any interest rate swap, each one percentage point change in interest rates would result in an approximately $22 million change in the annual interest expense on the Senior Term Loan Credit Facility. As of May 4, 2025, assuming availability under our Senior ABL Credit Facility was fully utilized, each one percentage point change in interest rates would result in an approximately $12 million change in annual interest expense. See “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Key Factors Affecting Our Business—Interest Rates.”
Credit Risk
We are exposed to credit risk on accounts receivable balances. This risk is mitigated due to our large, diverse customer base. In fiscal 2024, our 50 largest customers accounted for approximately 12% of our net sales, with our largest customer accounting for less than 1% of net sales. We maintain provisions for potential credit losses and such losses to date have normally been within our expectations. We evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts receivable need to be recorded. We have historically not been exposed to a material amount of uncollectible receivable balances.
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
Foreign Currency Risk
We are exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars. As of May 4, 2025, our foreign currency operations were not material and a hypothetical 10% change in the relative value of the U.S. dollar would not materially impact the Company’s net earnings.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports under the Exchange Act that we file with the U.S. Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that, as of May 4, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Like other companies in our industry, we have been subject to personal injury and property damage claims arising from the types of products that we distribute. As a distributor in this industry, we face an inherent risk of exposure to product liability claims in the event that the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health or safety or other laws. Such product liability claims in the past have included, and may in the future include, allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. In particular, we have been and continue to be a defendant in asbestos-related litigation matters. See Item 1A. “Risk Factors—Risks Related to Our Business—The nature of our business exposes us to product liability, construction defect and warranty claims and other litigation and legal proceedings” in our Fiscal 2024 Annual Report on Form 10-K.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item1A "Risk Factors” in our Fiscal 2024 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a. Sales of Unregistered Securities
None.
b. Use of Proceeds from Public Offering of Common Stock
None.
c. Issuer Purchases of Equity Securities
The following is a summary of our repurchases of shares of Class A common stock during the three months ended May 4, 2025:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
February 3 - February 28(1)	837	$56.25	—	$324
March 1 - March 31(1)	46,192	46.91	—	324
April 1 - May 5(1)(2)	850,992	46.64	—	285
	898,021	$46.66	—	$285
(1) Reflects repurchases by the Company of shares of our Class A common stock pursuant to employee tax withholding obligations and strike price settlement upon exercise of unit appreciation rights and vesting of restricted stock units pursuant to terms of the Company’s 2021 Omnibus Equity Incentive Plan.
(2) Includes the repurchase by the Company of 837,268 shares of our Class A common stock for an average price per share of $46.64 through open market transactions during the three months ended May 4, 2025 as part of the Repurchase Program (as defined in Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Director and Officer Trading Arrangements
Item 408(a) of Regulation S-K requires the Company to disclose whether any of its directors or officers have adopted or terminated (i) any trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); and/or (ii) any written trading arrangement that meets the requirements of a “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K. During the quarter ended May 4, 2025, the following activity occurred requiring disclosure under Item 408(a) of Regulation S-K.
The James G. Castellano Revocable Trust, affiliated with James G. Castellano, Director, adopted a new trading arrangement on April 18, 2025 providing for the sale of up to 43,994 aggregate shares of the Company’s Class A common stock between July 18, 2025 and January 16, 2026.
Orvin T. Kimbrough, Director, adopted a new trading arrangement on April 18, 2025 providing for the sale of up to 23,962 aggregate shares of the Company’s Class A common stock between July 18, 2025 and January 16, 2026.
Mark R. Witkowski, Chief Executive Officer, adopted a new trading arrangement on April 17, 2025 providing for the sale of up to 200,000 aggregate shares of the Company’s Class A common stock between July 17, 2025 and January 16, 2026.
Robyn L. Bradbury, Chief Financial Officer, adopted a new trading arrangement on April 1, 2025 providing for the sale of up to 30,000 aggregate shares of the Company’s Class A common stock between July 1, 2025 and December 31, 2025.
Each of the above trading arrangements is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s Policy on Trading in Securities.

Item 6. Exhibits

Exhibit Number	Description

10.1	Employment Agreement, dated as of March 20, 2025, by and between Core & Main LP and Mark R. Witkowski*†

10.2	Employment Agreement, dated as of March 20, 2025, by and between Core & Main LP and Robyn L. Bradbury*†

10.3	Employment and Transition Agreement, dated as of March 20,2025, by and between Core & Main LP and Stephen O. LeClair*†

10.4	Form of Performance Share Agreement*†

31.1
Certification by Mark R. Witkowski, Core & Main’s Principal Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification by Robyn L. Bradbury, Core & Main’s Principal Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Mark R. Witkowski, Core & Main’s Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification by Robyn L. Bradbury, Core & Main’s Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).*

*    Filed herewith.
**    Furnished herewith.

†	Identifies each management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 10, 2025	CORE & MAIN, INC.

	By:	/s/ Mark R. Witkowski
Name: Mark R. Witkowski
Title: Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Robyn L. Bradbury
Name: Robyn L. Bradbury
Title: Chief Financial Officer
(Principal Financial Officer)