Form 10-Q
period 2025-08-03
Core & Main, Inc.
filed 2025-09-09
CIK 1856525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of September 5, 2025, there were 190,688,721 shares of the registrant’s Class A common stock, par value $0.01 per share, and 6,736,324 shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding.

Table of Contents

PAGE
Cautionary Note Regarding Forward-Looking Statements	3
Part I - Financial Information
Item 1. Financial Statements (unaudited)	5
Condensed Consolidated Balance Sheets as of August 3, 2025 and February 2, 2025 (unaudited)	5
Condensed Consolidated Statements of Operations for the three and six month periods ended August 3, 2025 and July 28, 2024 (unaudited)	6
Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended August 3, 2025 and July 28, 2024 (unaudited)	7
Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and six month periods ended August 3, 2025 and July 28, 2024 (unaudited)	8
Condensed Consolidated Statements of Cash Flows for the six month periods ended August 3, 2025 and July 28, 2024 (unaudited)	10
Notes to the Condensed Consolidated Financial Statements (unaudited)	11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures about Market Risk	35
Item 4. Controls and Procedures	36

Part II - Other Information
Item 1. Legal Proceedings	37
Item 1A. Risk Factors	37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3. Defaults Upon Senior Securities	37
Item 4. Mine Safety Disclosures	37
Item 5. Other Information	38
Item 6. Exhibits	39
Signatures	40

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CORE & MAIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Amounts in millions (except share and per share data), unaudited

	August 3, 2025	February 2, 2025
ASSETS
Current assets:
Cash and cash equivalents	$25	$8
Receivables, net of allowance for credit losses of $21 and $18, respectively	1,357	1,066
Inventories	1,056	908
Prepaid expenses and other current assets	72	43
Total current assets	2,510	2,025
Property, plant and equipment, net	175	168
Operating lease right-of-use assets	275	244
Intangible assets, net	867	935
Goodwill	1,898	1,898
Deferred income taxes	579	558
Other assets	2	42
Total assets	$6,306	$5,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$24	$24
Accounts payable	758	562
Accrued compensation and benefits	94	123
Current operating lease liabilities	73	67
Other current liabilities	168	90
Total current liabilities	1,117	866
Long-term debt	2,234	2,237
Non-current operating lease liabilities	203	178
Deferred income taxes	88	87
Tax receivable agreement liabilities	680	706
Other liabilities	22	22
Total liabilities	4,344	4,096
Commitments and contingencies
Class A common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 190,491,983 and 189,815,899 shares issued and outstanding as of August 3, 2025 and February 2, 2025, respectively	2	2
Class B common stock, par value $0.01 per share, 500,000,000 shares authorized, 6,932,015 and 7,936,061 shares issued and outstanding as of August 3, 2025 and February 2, 2025, respectively	—	—
Additional paid-in capital	1,243	1,220
Retained earnings	642	449
Accumulated other comprehensive (loss) income	(1)	27
Total stockholders’ equity attributable to Core & Main, Inc.	1,886	1,698
Non-controlling interests	76	76
Total stockholders’ equity	1,962	1,774
Total liabilities and stockholders’ equity	$6,306	$5,870

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in millions (except share and per share data), unaudited

	Three Months Ended		Six Months Ended
	August 3, 2025	July 28, 2024	August 3, 2025	July 28, 2024

Net sales	$2,093	$1,964	$4,004	$3,705
Cost of sales	1,533	1,446	2,934	2,719
Gross profit	560	518	1,070	986
Operating expenses:
Selling, general and administrative	302	268	595	525
Depreciation and amortization	45	46	91	89
Total operating expenses	347	314	686	614
Operating income	213	204	384	372
Interest expense	31	36	61	70
Income before provision for income taxes	182	168	323	302
Provision for income taxes	41	42	77	75
Net income	141	126	246	227
Less: net income attributable to non-controlling interests	7	7	12	13
Net income attributable to Core & Main, Inc.	$134	$119	$234	$214

Earnings per share (“EPS”)
Basic	$0.71	$0.62	$1.23	$1.11
Diluted	$0.70	$0.61	$1.22	$1.11
Number of shares used in computing EPS
Basic	189,904,002	192,797,961	189,855,388	192,495,255
Diluted	198,302,610	202,667,354	198,503,146	202,640,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Amounts in millions, unaudited

	Three Months Ended		Six Months Ended
	August 3, 2025	July 28, 2024	August 3, 2025	July 28, 2024

Net income	$141	$126	$246	$227
Net comprehensive loss, net of tax benefit of $3, $11, $10 and $5, respectively	(8)	(33)	(29)	(15)
Total comprehensive income	133	93	217	212
Less: comprehensive income attributable to non-controlling interests	7	5	11	12
Total comprehensive income attributable to Core & Main, Inc.	$126	$88	$206	$200
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Amounts in millions (except share data), unaudited

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total Stockholders’ Equity
Balances at February 2, 2025	189,815,899	$2	7,936,061	$—	$1,220	$449	$27	$76	$1,774
Net income	—	—	—	—	—	100	—	5	105
Equity-based compensation	—	—	—	—	5	—	—	—	5
Net comprehensive loss, net of tax	—	—	—	—	—	—	(20)	(1)	(21)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(2)	(2)
Repurchase and Retirement of equity interests	(837,268)	—	—	—	(5)	(34)	—	—	(39)
Exchange of Partnership Interests and Class B Shares for Class A Shares	279,352	—	(286,571)	—	1	—	—	(1)	—
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	4	—	—	—	4
Establishment of Tax receivable agreement liabilities	—	—	—	—	(4)	—	—	—	(4)
Activity under equity-based compensation plans, net of tax withholdings	193,286	—	—	—	(1)	—	—	—	(1)
Balances at May 4, 2025	189,451,269	2	7,649,490	—	1,220	515	7	77	1,821
Net income	—	—	—	—	—	134	—	7	141
Equity-based compensation	—	—	—	—	5	—	—	—	5
Net comprehensive loss, net of tax	—	—	—	—	—	—	(8)	—	(8)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(2)	(2)
Repurchase and Retirement of equity interests	(121,835)	—	—	—	(1)	(7)	—	—	(8)
Exchange of Partnership Interests and Class B Shares for Class A Shares	706,438	—	(717,475)	—	6	—	—	(6)	—
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	13	—	—	—	13
Establishment of Tax receivable agreement liabilities	—	—	—	—	(11)	—	—	—	(11)
Activity under equity-based compensation plans, net of tax withholdings	456,111	—	—	—	11			—	11
Balances at August 3, 2025	190,491,983	$2	6,932,015	$—	$1,243	$642	$(1)	$76	$1,962

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total Stockholders’ Equity
Balances at January 28, 2024	191,663,608	$2	9,630,186	$—	$1,214	$189	$46	$73	$1,524
Net income	—	—	—	—	—	95	—	6	101
Equity-based compensation	—	—	—	—	3	—	—	—	3
Net comprehensive gain, net of tax	—	—	—	—	—	—	17	1	18
Distributions to non-controlling interest holders	—	—	—	—	(2)	—	—	(2)	(4)
Exchange of Partnership Interests and Class B Shares for Class A Shares	812,612	—	(816,654)	—	4	—	—	(4)	—
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	13	—	—	—	13
Establishment of Tax receivable agreement liabilities	—	—	—	—	(10)	—	—	—	(10)
Activity under equity-based compensation plans, net of tax withholdings	158,097	—	—	—	(1)	—	—	—	(1)
Balances at April 28, 2024	192,634,317	2	8,813,532	—	1,221	284	63	74	1,644
Net income	—	—	—	—	—	119	—	7	126
Equity-based compensation	—	—	—	—	4	—	—	—	4
Net comprehensive gain, net of tax	—	—	—	—	—	—	(31)	(2)	(33)
Distributions to non-controlling interest holders	—	—	—	—	(1)	—	—	(1)	(2)
Repurchase and Retirement of equity interests	(429,996)	—	—	—	(3)	(18)	—	—	(21)
Exchange of Partnership Interests and Class B Shares for Class A Shares	326,889	—	(329,823)	—	2	—	—	(2)	—
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	5	—	—	—	5
Establishment of Tax receivable agreement liabilities	—	—	—	—	(4)	—	—	—	(4)
Activity under equity-based compensation plans, net of tax withholdings	111,479	—	—	—	1	—	—	—	1
Balances at July 28, 2024	192,642,689	$2	8,483,709	$—	$1,225	$385	$32	$76	$1,720
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in millions, unaudited

	Six Months Ended
	August 3, 2025	July 28, 2024
Cash Flows From Operating Activities:
Net income	$246	$227
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	96	95
Equity-based compensation expense	10	7
Deferred income tax expense	7	5
Other	7	7
Changes in assets and liabilities:
(Increase) decrease in receivables	(300)	(263)
(Increase) decrease in inventories	(152)	(105)
(Increase) decrease in other assets	(5)	(14)
Increase (decrease) in accounts payable	196	203
Increase (decrease) in accrued liabilities	6	(36)
Net cash provided by operating activities	111	126
Cash Flows From Investing Activities:
Capital expenditures	(23)	(16)
Acquisitions of businesses, net of cash acquired	—	(596)
Other	(5)	(6)
Net cash used in investing activities	(28)	(618)
Cash Flows From Financing Activities:
Repurchase and retirement of equity interests	(47)	(21)
Distributions to non-controlling interest holders	(4)	(7)
Payments pursuant to Tax Receivable Agreements	(18)	(11)
Borrowings on asset-based revolving credit facility	100	605
Repayments on asset-based revolving credit facility	(93)	(785)
Issuance of long-term debt	—	750
Repayments of long-term debt	(12)	(11)
Debt issuance costs	—	(14)
Other	8	(2)
Net cash (used in) provided by financing activities	(66)	504
Increase in cash and cash equivalents	17	12
Cash and cash equivalents at the beginning of the period	8	1
Cash and cash equivalents at the end of the period	$25	$13

Cash paid for interest (excluding effects of interest rate swap)	$49	$95
Cash paid for income taxes	69	84
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
Repurchase Program
On June 12, 2024, the Company’s board of directors authorized a share repurchase program (the “Repurchase Program”), pursuant to which the Company may purchase up to $500 million of the Company’s Class A common stock. Shares repurchased under the Repurchase Program are retired immediately and are accounted for as a decrease to stockholders’ equity. For the six months ended August 3, 2025, the Company repurchased 959,103 shares of Class A common stock for a total of $47 million through open market transactions. For the six months ended July 28, 2024 the Company repurchased 429,996 shares of Class A common stock for a total of $21 million through open market transactions. As of August 3, 2025, $277 million of the authorized amount remained available for use under the Repurchase Program.
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
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. Each of the three months ended August 3, 2025 and three months ended July 28, 2024 included 13 weeks and each of the six months ended August 3, 2025 and six months ended July 28, 2024 included 26 weeks. The current fiscal year ending February 1, 2026 (“fiscal 2025”) will include 52 weeks.
Estimates
Management has made a number of estimates and assumptions relating to the reporting of certain assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses in preparing the elements of these financial statements in conformity with U.S. GAAP. Actual results could differ from these estimates.
Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 to the audited consolidated financial statements in our 2024 Annual Report on Form 10-K. There have been no significant changes to these policies which have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes during the three and six months ended August 3, 2025.
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

3)    REVENUE
Disaggregation of Revenue
The following table represents net sales disaggregated by product category:

	Three Months Ended		Six Months Ended
Product Category	August 3, 2025	July 28, 2024	August 3, 2025	July 28, 2024
Pipes, valves & fittings products	$1,430	$1,329	$2,727	$2,498
Storm drainage products	335	306	630	559
Fire protection products	155	143	307	310
Meter products	173	186	340	338
Total net sales	$2,093	$1,964	$4,004	$3,705
4)    ACQUISITIONS
The Company did not complete any acquisitions during the six months ended August 3, 2025. The Company made various acquisitions during the six months ended July 28, 2024 (the "Fiscal 2024 Acquisitions") with an aggregate transaction value of $623 million, subject to working capital adjustments, respectively. These transactions were funded with cash and borrowings under the Senior Term Loan Credit Facility (as defined in Note 6).
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

Fiscal 2024 Acquisitions (1)
Cash	$31
Receivables	66
Inventories	88
Intangible assets	233
Goodwill	285
Property, plant and equipment	12
Operating lease right-of-use assets	12
Other assets, current and non-current	1
Total assets acquired	728
Accounts payable	30
Deferred income taxes	41
Contingent consideration	3
Operating lease liabilities, current and non-current	12
Deferred consideration	8
Other liabilities, current and non-current	7
Net assets acquired	$627
(1) Amounts include the purchase price allocation of Dana Kepner net assets of $263 million to goodwill, $184 million to intangible assets, $89 million to net working capital, $29 million to cash and $8 million to fixed assets. Additionally, includes a deferred income tax liability of $36 million for the Dana Kepner acquisition.
The net outflow of cash in respect of the purchase of businesses is as follows:

Fiscal 2024 Acquisitions
Net assets acquired	$627
Less: Cash acquired in acquisition	(31)
Total consideration, net of cash; investing cash outflow	$596
In the above transactions, to the extent applicable, the excess of purchase price over net tangible and intangible assets acquired resulted in goodwill, which represents the assembled workforce and anticipated long-term growth in new markets, customers and products. Goodwill of $198 million associated with the Fiscal 2024 Acquisitions is fully deductible by the Company for U.S. income tax purposes.
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

Other Intangible Assets
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

Six Months Ended
July 28, 2024
Net sales	$3,734
Net income	228
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
Intangible Assets
The Company’s intangible assets included in its Balance Sheets consist of the following:

	August 3, 2025			February 2, 2025
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Customer relationships	$1,775	$941	$834	$1,775	$868	$907
Internal use software	29	—	29	23	—	23
Other intangible assets	10	6	4	10	5	5
Total	$1,814	$947	$867	$1,808	$873	$935
Amortization expense related to intangible assets was as follows:

	Three Months Ended		Six Months Ended
	August 3, 2025	July 28, 2024	August 3, 2025	July 28, 2024
Amortization expense	$37	$38	$74	$73
The estimated aggregate amortization expense on intangible assets owned by the Company for the remainder of fiscal 2025 and the next four full fiscal years is expected to be as follows:

Fiscal 2025	$74
Fiscal 2026	138
Fiscal 2027	129
Fiscal 2028	120
Fiscal 2029	106

6)    DEBT
Debt consisted of the following:

	August 3, 2025		February 2, 2025
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
Senior Term Loan due July 2028	$15	$—	$15	$—
Senior Term Loan due February 2031	9	—	9	—
	24	—	24	—
Long-term debt:
Senior ABL Credit Facility due February 2029	100	—	93	—
Senior Term Loan due July 2028	1,226	10	1,233	12
Senior Term Loan due February 2031	928	10	933	10
	2,254	20	2,259	22
Total	$2,278	$20	$2,283	$22
The Company’s debt obligations as of August 3, 2025 include the following debt agreements:
Senior Term Loan Credit Facility
Core & Main LP has entered into a Senior Term Loan Credit Facility (as defined herein) under which it can incur tranches of indebtedness. Pursuant to the Senior Term Loan Credit Facility, Core & Main LP entered into a $1,500 million senior term loan (the “2028 Senior Term Loan”), which matures on July 27, 2028. The 2028 Senior Term Loan requires quarterly principal payments on the last business day of each fiscal quarter in an amount equal to approximately 0.25% of the original principal amount. The remaining balance is payable upon final maturity of the 2028 Senior Term Loan on July 27, 2028. The 2028 Senior Term Loan bears interest at a rate equal to (i) term secured overnight financing rate (“Term SOFR”) plus, in each case, an effective applicable margin of 2.00% or (ii) the base rate, which will be the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) the overnight federal funds rate plus 0.50% per annum and (z) one-month Term SOFR (adjusted for maximum reserves) plus 1.00% per annum, plus, in each case, an applicable margin of 1.50%. The 2028 Senior Term Loan is subject to a Term SOFR “floor” of 0.00%. The weighted average interest rate, excluding the effect of the interest rate swap, of Core & Main LP’s outstanding borrowings under the 2028 Senior Term Loan as of August 3, 2025 was 6.27%. See further discussion of the interest rate swap below. Based on quotes from financial institutions (i.e., level 2 of the fair value hierarchy), the fair value of the 2028 Senior Term Loan was $1,243 million as of August 3, 2025.
Pursuant to the Senior Term Loan Credit Facility, Core & Main LP also entered into an additional $944 million senior term loan (the “2031 Senior Term Loan” and, together with the 2028 Senior Term Loan, the “Senior Term Loan Credit Facility”), which matures on February 9, 2031. The 2031 Senior Term Loan requires quarterly principal payments, payable on the last business day of each fiscal quarter, in an amount equal to approximately 0.25% of the principal amount of the 2031 Senior Term Loan. The remaining balance is payable upon final maturity of the 2031 Senior Term Loan on February 9, 2031. The 2031 Senior Term Loan bears interest at a rate equal to (i) Term SOFR plus, in each case, an applicable margin of 2.00% or (ii) an alternate base rate plus an applicable margin of 1.00%. The 2031 Senior Term Loan is subject to a Term SOFR “floor” of 0.00%. The weighted average interest rate, excluding the effect of the interest rate swap, of Core & Main LP’s outstanding borrowings under the 2031 Senior Term Loan as of August 3, 2025 was 6.27%. See further discussion of the interest rate swap below. Based on quotes from financial institutions (i.e., level 2 of the fair value hierarchy), the fair value of the 2031 Senior Term Loan was $938 million as of August 3, 2025.
Asset-Based Credit Facility
Core & Main LP has a senior asset-based revolving credit facility with a borrowing capacity of up to $1,250 million, subject to borrowing base availability, with a maturity date of February 9, 2029 (the “Senior ABL Credit Facility”). Borrowings under the Senior ABL Credit Facility bear interest at either a Term SOFR rate plus an applicable margin ranging from 1.25% to 1.75%, or an alternate base rate plus an applicable margin ranging from 0.25% to 0.75%, depending on the borrowing capacity under the Senior ABL Credit Facility. Additionally, Core & Main LP pays a fee of 0.25% on unfunded commitments under the Senior ABL Credit Facility. As of August 3, 2025 and February 2, 2025 there was $100 million and $93 million outstanding, respectively, under the Senior ABL Credit Facility with a weighted average interest rate of 5.58% as of August 3, 2025.

The aforementioned debt agreements include customary affirmative and negative covenants, which include, among other things, restrictions on Core & Main LP’s ability to make distributions, pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. The Senior Term Loan Credit Facility may require accelerated repayment based upon cash flows generated in excess of operating and investing requirements when the Consolidated Secured Leverage Ratio (as defined in the agreement governing the Senior Term Loan Credit Facility) is greater than or equal to 3.25. In addition, the Senior ABL Credit Facility requires Core & Main LP to comply with a consolidated fixed charge coverage ratio of greater than or equal to 1.00 when availability under the Senior ABL Credit Facility is less than 10.0% of the lesser of (i) the then applicable borrowing base or (ii) the then aggregate effective commitments. The Company was in compliance with all debt covenants as of August 3, 2025.
Substantially all of Core & Main LP’s assets are pledged as collateral for the Senior Term Loan Credit Facility and the Senior ABL Credit Facility.
The aggregate amount of debt payments for the remainder of fiscal 2025 and the next four full fiscal years are as follows:

Fiscal 2025	$12
Fiscal 2026	24
Fiscal 2027	24
Fiscal 2028	1,212
Fiscal 2029	109
Interest Rate Swaps
Core & Main LP entered into an instrument in which it makes payments to a third party based upon a fixed interest rate of 0.693% and receives payments based upon the one-month Term SOFR rate. The interest rate swap has a notional amount of $700 million as of August 3, 2025 through the instrument maturity on July 27, 2026. This instrument is intended to reduce the Company's exposure to variable interest rates under the Senior Term Loan Credit Facility. As of August 3, 2025, this instrument resulted in an effective fixed rate of 2.693%, based upon the 0.693% fixed rate plus an effective applicable margin of 2.00%.
Core & Main LP entered into an additional instrument pursuant to which it will make payments to a third party based upon a fixed interest rate of 3.913% and receive payments based upon the one-month Term SOFR rate. The interest rate swap has a starting notional amount of $750 million that increases to $1,500 million on July 27, 2026 through the instrument maturity on July 27, 2028. The instrument is intended to reduce the Company’s exposure to variable interest rates under the Senior Term Loan Credit Facility. As of August 3, 2025, this instrument resulted in an effective fixed rate of 5.913%, based upon the 3.913% fixed rate plus an effective applicable margin of 2.00%.
The fair value of these cash flow interest rate swaps was a $22 million asset and a $23 million liability as of August 3, 2025, which is included within prepaid expenses and other current assets and other current liabilities, respectively, in the Balance Sheet. The aggregate fair value of these cash flow interest rate swaps was a $40 million asset as of February 2, 2025, which is included within other assets in the Balance Sheet.

	Three Months Ended		Six Months Ended
Accumulated Other Comprehensive Income (Loss)	August 3, 2025	July 28, 2024	August 3, 2025	July 28, 2024
Beginning of period balance	$7	$66	$30	$48
Measurement adjustment (loss) gain for interest rate swap	(3)	(31)	(25)	6
Reclassification of (income) to interest expense	(8)	(13)	(16)	(26)
Tax benefit (expense) on interest rate swap adjustments
Measurement adjustment (loss) gain for interest rate swap	1	8	6	(1)
Reclassification of (income) to interest expense	2	3	4	6
End of period balance	$(1)	$33	$(1)	$33
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
As of August 3, 2025, the Company estimates $21 million of the cash flow interest rate swap gains will be reclassified from accumulated other comprehensive income into earnings over the next 12 months.

7)    INCOME TAXES
For the three months ended August 3, 2025 and three months ended July 28, 2024 the Company’s effective tax rate was 22.5% and 25.0%, respectively. For the six months ended August 3, 2025 and six months ended July 28, 2024, the Company's effective tax rate was 23.8% and 24.8%, respectively. The effective tax rate for the three and six months ended August 3, 2025 decreased primarily due to certain tax windfall benefits from equity award exercises.
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
The Company recorded payables to related parties pursuant to the Tax Receivable Agreements of $721 million and $725 million as of August 3, 2025 and February 2, 2025, respectively. Payments under the Tax Receivable Agreements within the next 12 months are expected to be $41 million, which is included within other current liabilities in the Balance Sheet.
The actual amount and timing of any payments under the Tax Receivable Agreements will vary depending upon a number of factors, including the timing of exchanges by the holders of Partnership Interests, the amount of gain recognized by such holders of Partnership Interests, the amount and timing of the taxable income the Company generates in the future and the federal tax rates then applicable. Assuming (i) that Management Feeder exchanged all of its remaining Partnership Interests at $62.68 per share of our Class A common stock (the closing stock price on August 1, 2025), (ii) no material changes in relevant tax law, (iii) a constant corporate tax rate of 25.1%, which represents a pro forma tax rate that includes a provision for U.S. federal income taxes and assumes the highest statutory rate apportioned to each state and local jurisdiction and (iv) that the Company earns sufficient taxable income in each year to realize on a current basis all tax benefits, the Company would recognize an additional deferred tax asset (subject to offset with existing deferred tax liabilities) of approximately $125 million and a liability of approximately $106 million, payable over the life of the Continuing Limited Partners Tax Receivable Agreement. The full exchange will also decrease Core & Main's aforementioned deferred tax asset associated with its investment in Holdings by $5 million. The foregoing amounts are estimates and subject to change.
8)    SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Receivables
Receivables consisted of the following:

	August 3, 2025	February 2, 2025
Trade receivables, net of allowance for credit losses	$1,282	$986
Supplier rebate receivables	75	80
Receivables, net of allowance for credit losses	$1,357	$1,066
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following:

	August 3, 2025	February 2, 2025
Accrued bonuses and commissions	$63	$91
Other compensation and benefits	31	32
Accrued compensation and benefits	$94	$123

Leases
The table below presents cash and non-cash impacts associated with leases:

	Six Months Ended
	August 3, 2025	July 28, 2024
Operating cash flow payments for operating lease liabilities	$35	$31
Operating cash flow payments for non-lease components	20	15

Right-of-use assets obtained in exchange for new operating lease liabilities	$67	$33
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
Depreciation Expense
Depreciation expense is classified within cost of sales and depreciation and amortization within the Statement of Operations. Depreciation expense related to property, plant and equipment, including capitalized software, was as follows:

	Three Months Ended		Six Months Ended
	August 3, 2025	July 28, 2024	August 3, 2025	July 28, 2024
Depreciation expense	$9	$9	$18	$17
9)    NON-CONTROLLING INTERESTS
Core & Main consolidates the consolidated financial statements of Holdings and attributes a portion of net income and equity of Holdings to non-controlling interests related to the vested Partnership Interests held by Management Feeder. The Company had non-controlling interests of 3.5% and 3.9% as of August 3, 2025 and February 2, 2025, respectively.

10)    BASIC AND DILUTED EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per share for the three and six months ended August 3, 2025 and July 28, 2024.
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

	Three Months Ended		Six Months Ended
Basic earnings per share:	August 3, 2025	July 28, 2024	August 3, 2025	July 28, 2024
Net income	$141	$126	$246	$227
Net income attributable to non-controlling interests	7	7	12	13
Net income available to Class A common stock	134	119	234	214
Weighted average shares outstanding	189,904,002	192,797,961	189,855,388	192,495,255
Net income per share	$0.71	$0.62	$1.23	$1.11
Diluted earnings per share:
Net income available to common shareholders - basic	$134	$119	$234	$214
Increase to net income attributable to dilutive instruments	5	5	9	10
Net income available to common shareholders - diluted	139	124	243	224
Weighted average shares outstanding - basic	189,904,002	192,797,961	189,855,388	192,495,255
Incremental shares of common stock attributable to dilutive instruments	8,398,608	9,869,393	8,647,758	10,145,738
Weighted average shares outstanding - diluted	198,302,610	202,667,354	198,503,146	202,640,993
Net income per share - diluted	$0.70	$0.61	$1.22	$1.11
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
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. Each of the three months ended August 3, 2025 and three months ended July 28, 2024 included 13 weeks and each of the six months ended August 3, 2025 and six months ended July 28, 2024 included 26 weeks. The current fiscal year ending February 1, 2026 (“fiscal 2025”) will include 52 weeks.
Key Factors Affecting Our Business
End-Markets and General Economic Conditions
Historically, demand for our products has been tied to municipal infrastructure spending, non-residential construction and residential construction in the U.S. We estimate that, based on net sales for the fiscal year ended February 2, 2025 (“fiscal 2024”), our exposure by end market was approximately 42% municipal, 38% non-residential and 20% residential. Infrastructure spending and the non-residential and residential construction markets are subject to cyclical market pressures. Municipal demand has been relatively steady over the long term due to the consistent and immediate need to replace broken infrastructure; however, activity levels are subject to the availability of funding for municipal projects. Non-residential and residential construction activities are primarily driven by availability of credit, interest rates, general economic conditions, consumer confidence and other factors that are beyond our control. The length and magnitude of these cycles have varied over time and by market. Cyclicality can also have an impact on the products we procure for our customers or our related services, as further discussed under “—Price Fluctuations” below. Interest rate increases in the fiscal year ended January 28, 2024 (“fiscal 2023”) slowed home buying and new lot development, which was a contributing factor to a decline in the residential end market in fiscal 2023. In the second half of 2024 certain benchmark interest rates were cut. If interest rates continue to decline this may result in increased levels of activity in the U.S. residential and non-residential construction markets.

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
The costs to procure the products we sell are historically volatile and subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor and material costs, competition, market speculation, government regulation, weather events, trade policies and periodic delays in the delivery of our products. If we are able to pass through price increases to our customers, our net sales will increase; conversely, during periods of deflation, our customer pricing may decrease to remain competitive, resulting in decreased net sales. During the fiscal year ended January 29, 2023 (“fiscal 2022”), we experienced supply chain disruption that contributed to significant price inflation and product surcharges with respect to certain products we sell. The supply chain disruption was due to several factors, including, but not limited to, unpredictable lead times and delays from our suppliers, labor availability, global logistics and the availability of raw materials. In fiscal 2023, we saw improvements in the supply chain and more predictable lead times for certain products that led to price stability in subsequent periods. Additional supply chain disruptions may result in increases in product costs which we may not be able to pass on to our customers, loss of sales due to lack of product availability or potential customer claims from the inability to provide products in accordance with contractual terms. Greater product availability from supply chain improvements may lead to increased competition that may result in price and volume declines. We continue to monitor all of these factors and the resulting price impacts. In addition, the cost of products we purchase and sell may be impacted by the imposition of additional tariffs on imported goods from several geographic regions.
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

Interest Rates
Certain of our indebtedness, including borrowings under the Senior Term Loan Credit Facility (as defined in Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) and the Senior ABL Credit Facility, are subject to variable rates of interest and expose us to interest rate risk. The Senior Term Loan Credit Facility and the Senior ABL Credit Facility each bear interest based on term secured overnight financing rate (“Term SOFR”). If interest rates increase, our debt service obligations on our variable-rate indebtedness will increase and our net income would decrease, even though the amount borrowed under the facilities remains the same. As of August 3, 2025, we had $2,278 million of outstanding variable-rate debt. We seek to mitigate our exposure to interest rate volatility through the entry into interest rate swap instruments, such as our interest rate swap, associated with borrowings under the Senior Term Loan Credit Facility, which effectively converts $700 million of our variable rate debt to fixed rate debt through the instrument maturity on July 27, 2026. Core & Main LP entered into an additional interest rate swap, associated with borrowings under the Senior Term Loan Credit Facility, that has a starting notional amount of $750 million that increases to $1,500 million on July 27, 2026 through the instrument maturity on July 27, 2028. Despite these efforts, unfavorable movement in interest rates may further result in higher interest expense and cash payments.
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
Adjusted EBITDA
We define Adjusted EBITDA as EBITDA further adjusted for certain items management believes are not reflective of the underlying operations of our business, including but not limited to (a) loss on debt modification and extinguishment, (b) equity-based compensation, (c) expenses associated with the public offerings and subsequent secondary offerings and (d) expenses associated with acquisition activities. Adjusted EBITDA includes amounts otherwise attributable to non-controlling interests as we manage the consolidated Company and evaluate operating performance in a similar manner. We use Adjusted EBITDA to assess the operating results and effectiveness of our business. See “—Non-GAAP Financial Measures” below for further discussion of Adjusted EBITDA and a reconciliation to net income or net income attributable to Core & Main, Inc., the most directly comparable measure under U.S. generally accepted accounting principles (“GAAP”), as applicable.
Earnings Per Share
Earnings per share represents the Class A common stock basic and diluted earnings per share. For a further description of basic and diluted earnings per share, refer to Note 10 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Adjusted Diluted Earnings Per Share
We define Adjusted Diluted Earnings Per Share as diluted earnings per share adjusted for (a) amortization of intangible assets, (b) loss on debt modification and extinguishment, (c) equity-based compensation, (d) expenses associated with acquisition activities, (e) expenses associated with the initial public offering and subsequent secondary offerings and (f) the tax impact of these Non-GAAP adjustments, divided by the weighted-average number of shares of our common stock outstanding on a fully diluted basis for the applicable period. We use Adjusted Diluted Earnings Per Share to assess the operating results and effectiveness of our business. See “—Non-GAAP Financial Measures” below for further discussion of Adjusted Diluted Earnings Per Share and a reconciliation to diluted earnings per share, the most directly comparable measure under U.S. GAAP.

Results of Operations
Three Months Ended August 3, 2025 Compared with Three Months Ended July 28, 2024
Amounts in millions (except per share data)

	Three Months Ended
	August 3, 2025	July 28, 2024

Net sales	$2,093	$1,964
Cost of sales	1,533	1,446
Gross profit	560	518
Operating expenses:
Selling, general and administrative	302	268
Depreciation and amortization	45	46
Total operating expenses	347	314
Operating income	213	204
Interest expense	31	36
Income before provision for income taxes	182	168
Provision for income taxes	41	42
Net income	141	126
Less: net income attributable to non-controlling interests	7	7
Net income attributable to Core & Main, Inc.	$134	$119
Earnings per share:
Basic	$0.71	$0.62
Diluted	$0.70	$0.61
Non-GAAP Financial Data:
Adjusted EBITDA	$266	$257
Adjusted Diluted Earnings Per Share	$0.87	$0.77
Net Sales
Net sales for the three months ended August 3, 2025 increased $129 million, or 6.6%, to $2,093 million compared with $1,964 million for the three months ended July 28, 2024. Net sales increased primarily due to higher volumes and acquisitions. Net sales increased for pipes, valves & fittings, storm drainage and fire protection products due to higher volumes and acquisitions. Net sales of meter products declined due to project delays in the current quarter following substantial growth in the prior year period.

	Three Months Ended
	August 3, 2025	July 28, 2024	Percentage Change

Pipes, valves & fittings products	$1,430	$1,329	7.6%
Storm drainage products	335	306	9.5%
Fire protection products	155	143	8.4%
Meter products	173	186	(7.0)%
Total net sales	$2,093	$1,964
Gross Profit
Gross profit for the three months ended August 3, 2025 increased $42 million, or 8.1%, to $560 million compared with $518 million for the three months ended July 28, 2024. Gross profit as a percentage of net sales for the three months ended August 3, 2025 was 26.8% compared with 26.4% for the three months ended July 28, 2024. The overall increase in gross profit as a percentage of net sales was primarily attributable to favorable impacts from the execution of our gross margin initiatives.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses for the three months ended August 3, 2025 increased $34 million, or 12.7%, to $302 million compared with $268 million during the three months ended July 28, 2024. SG&A expenses as a percentage of net sales were 14.4% for the three months ended August 3, 2025 compared with 13.6% for the three months ended July 28, 2024. The increase was primarily attributable to higher personnel expenses, including higher variable compensation costs from an increase in gross profit, higher employee benefits costs and other distribution-related expenses driven by inflation and increased sales volume.
Depreciation and Amortization (“D&A”) Expense
D&A expense for the three months ended August 3, 2025 was $45 million compared with $46 million during the three months ended July 28, 2024. The decrease was primarily attributable to lower amortization on existing customer relationship intangible assets.
Operating Income
Operating income for the three months ended August 3, 2025 increased $9 million, or 4.4%, to $213 million compared with $204 million during the three months ended July 28, 2024. The increase in operating income was primarily attributable to higher gross profit partially offset by higher SG&A expenses.
Interest Expense
Interest expense was $31 million for the three months ended August 3, 2025 compared with $36 million for the three months ended July 28, 2024. The decrease was primarily attributable to fiscal 2024 amendments to reduce the effective applicable margin on the Senior Term Loan Credit Facility, a decrease in interest rates and decreased average borrowings under the Senior ABL Credit Facility.
Provision for Income Taxes
The provision for income taxes for the three months ended August 3, 2025 decreased $1 million, or 2.4%, to $41 million compared with $42 million for the three months ended July 28, 2024. The decrease was primarily attributable to a decrease in the effective tax rate partially offset by an increase in operating income. For the three months ended August 3, 2025 and the three months ended July 28, 2024, our effective tax rate was 22.5% and 25.0%, respectively. The effective tax rate for each period reflects only the portion of net income that is attributable to taxable entities. The decrease in the effective tax rate was primarily due to certain tax windfall benefits from equity award exercises.
Net Income
Net income for the three months ended August 3, 2025 increased $15 million, or 11.9%, to $141 million compared with $126 million for the three months ended July 28, 2024. The increase in net income was primarily attributable to an increase in operating income and a decrease in interest expense.
Net Income Attributable to Core & Main, Inc.
Net income attributable to Core & Main, Inc. for the three months ended August 3, 2025 increased $15 million, or 12.6%, to $134 million compared with $119 million for the three months ended July 28, 2024. The increase was primarily attributable to increased net income.
Earnings Per Share
The Class A common stock basic earnings per share for the three months ended August 3, 2025 increased 14.5% to $0.71 compared with $0.62 for the three months ended July 28, 2024. The Class A common stock diluted earnings per share for the three months ended August 3, 2025 increased 14.8% to $0.70 compared with $0.61 for the three months ended July 28, 2024. The increase in basic and diluted earnings per share was attributable to an increase in net income and lower Class A share counts following share repurchase transactions executed throughout fiscal 2024 and fiscal 2025.
Adjusted EBITDA
Adjusted EBITDA for the three months ended August 3, 2025 increased $9 million, or 3.5%, to $266 million compared with $257 million for the three months ended July 28, 2024. The increase in Adjusted EBITDA was primarily attributable to higher gross profit partially offset by higher SG&A expenses. For a reconciliation of Adjusted EBITDA to net income or net income attributable to Core & Main, Inc., the most comparable GAAP financial metric, as applicable, see “—Non-GAAP Financial Measures.”

Adjusted Diluted Earnings Per Share
Adjusted Diluted Earnings Per Share for the three months ended August 3, 2025 increased 13.0% to $0.87 compared with $0.77 for the three months ended July 28, 2024. The increase in Adjusted Diluted Earnings Per Share was primarily attributable to an increase in net income and lower Class A share counts following the share repurchase transactions executed throughout fiscal 2024 and fiscal 2025. For a reconciliation of Adjusted Diluted Earnings Per Share to diluted earnings per share, the most comparable GAAP financial metric, as applicable, see “—Non-GAAP Financial Measures.”
Six Months Ended August 3, 2025 Compared with Six Months Ended July 28, 2024
Amounts in millions (except per share data)

	Six Months Ended
	August 3, 2025	July 28, 2024

Net sales	$4,004	$3,705
Cost of sales	2,934	2,719
Gross profit	1,070	986
Operating expenses:
Selling, general and administrative	595	525
Depreciation and amortization	91	89
Total operating expenses	686	614
Operating income	384	372
Interest expense	61	70
Income before provision for income taxes	323	302
Provision for income taxes	77	75
Net income	246	227
Less: net income attributable to non-controlling interests	12	13
Net income attributable to Core & Main, Inc.	$234	$214
Earnings per share:
Basic	$1.23	$1.11
Diluted	$1.22	$1.11
Non-GAAP Financial Data:
Adjusted EBITDA	$490	$474
Adjusted Diluted Earnings Per Share	$1.55	$1.42
Net Sales
Net sales for the six months ended August 3, 2025 increased $299 million, or 8.1%, to $4,004 million compared with $3,705 million for the six months ended July 28, 2024. Net sales increased primarily due to higher volumes and acquisitions. Net sales increased for pipes, valves & fittings, storm drainage and meter products due to higher volumes and acquisitions. Net sales for fire protection products declined due to lower selling prices partially offset by acquisitions.

	Six Months Ended
	August 3, 2025	July 28, 2024	Percentage Change

Pipes, valves & fittings products	$2,727	$2,498	9.2%
Storm drainage products	630	559	12.7%
Fire protection products	307	310	(1.0)%
Meter products	340	338	0.6%
Total net sales	$4,004	$3,705

Gross Profit
Gross profit for the six months ended August 3, 2025 increased $84 million, or 8.5%, to $1,070 million compared with $986 million for the six months ended July 28, 2024. Gross profit as a percentage of net sales for the six months ended August 3, 2025 was 26.7% compared with 26.6% for the six months ended July 28, 2024. The overall increase in gross profit as a percentage of net sales was primarily attributable to favorable impacts from the execution of our gross margin initiatives and accretive acquisitions partially offset by higher average cost of inventory this year compared to the prior year.
SG&A Expenses
SG&A expenses for the six months ended August 3, 2025 increased $70 million, or 13.3%, to $595 million compared with $525 million during the six months ended July 28, 2024. SG&A expenses as a percentage of net sales were 14.9% for the six months ended August 3, 2025 compared with 14.2% for the six months ended July 28, 2024. The increase was primarily attributable to higher personnel expenses, including higher variable compensation costs from an increase in gross profit, higher acquisition related costs, higher employee benefits costs and other distribution-related expenses driven by inflation and increased sales volume.
D&A Expense
D&A expense was $91 million for the six months ended August 3, 2025 compared with $89 million for the six months ended July 28, 2024. The increase was primarily attributable to recent acquisitions.
Operating Income
Operating income for the six months ended August 3, 2025 increased $12 million, or 3.2%, to $384 million compared with $372 million during the six months ended July 28, 2024. The increase in operating income was primarily attributable to higher gross profit partially offset by higher SG&A expenses.
Interest Expense
Interest expense was $61 million for the six months ended August 3, 2025 compared with $70 million for the six months ended July 28, 2024. The decrease was primarily attributable to fiscal 2024 amendments to reduce the effective applicable margin on the Senior Term Loan Credit Facility, a decrease in interest rates and decreased average borrowings under the Senior ABL Credit Facility.
Provision for Income Taxes
The provision for income taxes for the six months ended August 3, 2025 increased $2 million, or 2.7%, to $77 million compared with $75 million for the six months ended July 28, 2024. The increase was primarily attributable to an increase in operating income partially offset by a decrease in the effective tax rate. For the six months ended August 3, 2025 and the six months ended July 28, 2024, our effective tax rate was 23.8% and 24.8%, respectively. The effective tax rate for each period reflects only the portion of net income that is attributable to taxable entities. The decrease in the effective tax rate was primarily due to certain tax windfall benefits from equity award exercises.
Net Income
Net income for the six months ended August 3, 2025 increased $19 million, or 8.4% to $246 million compared with $227 million for the six months ended July 28, 2024. The increase in net income was primarily attributable to an increase in operating income and a decrease in interest expense.
Net Income Attributable to Core & Main, Inc.
Net income attributable to Core & Main, Inc. for the six months ended August 3, 2025 increased $20 million, or 9.3%, to $234 million compared with $214 million for the six months ended July 28, 2024. The increase was primarily attributable to an 8.4% increase in net income and a decreased allocation to non-controlling interest holders following exchanges of Partnership Interests.
Earnings Per Share
The Class A common stock basic earnings per share for the six months ended August 3, 2025 increased 10.8% to $1.23 compared with $1.11 for the six months ended July 28, 2024. The Class A common stock diluted earnings per share for the six months ended August 3, 2025 increased 9.9% to $1.22 compared with $1.11 for the six months ended July 28, 2024. The basic and diluted earnings per share increased due to an increase in net income and lower Class A share counts following the share repurchase transactions executed throughout fiscal 2024 and fiscal 2025.

Adjusted EBITDA
Adjusted EBITDA for the six months ended August 3, 2025 increased $16 million, or 3.4%, to $490 million compared with $474 million for the six months ended July 28, 2024. The increase in Adjusted EBITDA was primarily attributable to higher gross profit partially offset by higher SG&A expenses. For a reconciliation of Adjusted EBITDA to net income or net income attributable to Core & Main, Inc., the most comparable GAAP financial metric, as applicable, see “—Non-GAAP Financial Measures.”
Adjusted Diluted Earnings Per Share
Adjusted Diluted Earnings Per Share for the six months ended August 3, 2025 increased 9.2% to $1.55 compared with $1.42 for the six months ended July 28, 2024. The increase in Adjusted Diluted Earnings Per Share was primarily attributable to an increase in net income and lower Class A share counts following the share repurchase transactions executed throughout fiscal 2024 and fiscal 2025. For a reconciliation of Adjusted Diluted Earnings Per Share to diluted earnings per share, the most comparable GAAP financial metric, as applicable, see “—Non-GAAP Financial Measures.”
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
As of August 3, 2025, our cash and cash equivalents totaled $25 million. We maintain our cash deposits according to a banking policy that requires diversification across a variety of highly-rated financial institutions. However, this could result in a concentration of cash and cash equivalents across these financial institutions in excess of Federal Deposit Insurance Corporation-insured limits.
As of August 3, 2025, we had $100 million outstanding borrowings on our Senior ABL Credit Facility, which provides for borrowings of up to $1,250 million, subject to borrowing base availability. As of August 3, 2025, after giving effect to approximately $15 million of letters of credit issued under the Senior ABL Credit Facility, Core & Main LP would have been able to borrow approximately $1,135 million under the Senior ABL Credit Facility, subject to borrowing base availability. Our short term debt obligations of $24 million are related to quarterly principal payments on the Senior Term Loan Credit Facility.
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

Additionally, we regularly evaluate our approach to our capital allocation, which may include acquisitions, capital expenditures, greenfields, debt reduction (including through open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and opportunistic refinancing of debt), stock repurchases, dividends, payments on Tax Receivable Agreements or other distributions. During the six months ended August 3, 2025, we completed $47 million of repurchases of Class A common stock under the Repurchase Program. For further details, refer to Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We may continue to return capital to our shareholders through share repurchases, including pursuant to the Repurchase Program or initiating dividend payments. The execution of these, and other, capital allocation activities may be at the discretion of, and subject to the approval by, our board of directors and will depend on our financial condition, earnings, liquidity and capital requirements, market conditions, level of indebtedness, contractual restrictions, compliance with our debt covenants, restrictions imposed by applicable law, general business conditions and any other factors that our board of directors deems relevant in making any such determination. Therefore, there can be no assurance that we will engage in any or all of these actions or to what amount of capital we will allocate to each option.
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
Information about our cash flows, by category, is presented in the Condensed Consolidated Statements of Cash Flows and is summarized as follows:

	Six Months Ended
	August 3, 2025	July 28, 2024

Cash flows provided by operating activities	$111	$126
Cash flows used in investing activities	(28)	(618)
Cash flows (used in) provided by financing activities	(66)	504
Increase in cash and cash equivalents	$17	$12
Operating Activities
Net cash provided by operating activities was $111 million for the six months ended August 3, 2025 compared with $126 million for the six months ended July 28, 2024. The $15 million decrease in cash provided by operating activities was due to a higher investment in working capital in the six months ended August 3, 2025 partially offset by the timing of interest payments, lower tax payments and an increase in net income.
Investing Activities
Net cash used in investing activities decreased by $590 million to $28 million for the six months ended August 3, 2025 compared with $618 million for the six months ended July 28, 2024, primarily attributable to $596 million in cash outflows for acquisitions during fiscal 2024 partially offset by a $7 million increase in capital expenditures.
Financing Activities
Net cash used in financing activities was $66 million for the six months ended August 3, 2025 compared with net cash provided by financing activities of $504 million for the six months ended July 28, 2024. The change of $570 million was primarily attributed to a $550 million decrease in net borrowings and debt issuance costs, a $26 million increase in outflows related to the repurchases of Class A common stock under the Repurchase Program and a $7 million increase in payments under the Tax Receivable Agreements during fiscal 2025.

Financing
As of August 3, 2025, our debt obligations (in millions) consisted of the following:

	Aggregate Principal/Borrowing Capacity	Maturity Date	Interest
2028 Senior Term Loan	$1,241	July 27, 2028
(i) Term SOFR plus, in each case, an effective applicable margin of 2.00%, or (ii) the base rate (described in Note 6 included elsewhere in this Quarterly Report on Form 10-Q).

The weighted average interest rate, excluding the effects of the interest rate swaps, was 6.27% as of August 3, 2025.

2031 Senior Term Loan	937	February 9, 2031
(i) Term SOFR plus, in each case, an applicable margin of 2.00%, or (ii) the base rate (described in Note 6 included elsewhere in this Quarterly Report on Form 10-Q).

The weighted average interest rate, excluding the effects of the interest rate swaps, was 6.27% as of August 3, 2025.

Senior ABL Credit Facility(1)	1,250	February 9, 2029
Term SOFR rate plus an applicable margin ranging from 1.25% to 1.75%, or an alternate base rate plus an applicable margin ranging from 0.25% to 0.75%, depending on the borrowing capacity under the Senior ABL Credit Facility.

Interest Rate Swap	700	July 27, 2026	Effective fixed rate of 2.693%, based upon the 0.693% fixed rate plus an applicable margin of 2.00% associated with the Senior Term Loan Credit Facility.
Interest Rate Swap(2)	750	July 27, 2028	Effective fixed rate of 5.913%, based upon the 3.913% fixed rate plus an applicable margin of 2.00% associated with the Senior Term Loan Credit Facility.
(1)Aggregate amount of commitments under the asset-based revolving credit facility of $1,250 million overall, subject to borrowing base availability. There were $100 million outstanding under the Senior ABL Credit Facility as of August 3, 2025.
(2)Interest rate swap entered into on February 12, 2024 for a notional amount of $750 million. The notional amount increases to $1,500 million on July 27, 2026 through the instrument maturity on July 27, 2028.
Refer to Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of our debt obligations and the timing of future principal and interest payments including impacts from our interest rate swap.
Purchase Obligations
As of August 3, 2025, the Company had agreements in place with various suppliers to purchase goods and services, primarily inventory, in the aggregate amount of $1,024 million. These purchase obligations are generally cancellable, but the Company foresees no intent to cancel. Payments are generally expected to be made during fiscal 2025 and the fiscal year ended January 31, 2027.
Non-GAAP Financial Measures
In addition to providing results that are determined in accordance with GAAP, we present EBITDA, Adjusted EBITDA and Adjusted Diluted Earnings Per Share, which are non-GAAP financial measures. These measures are not considered measures of financial performance or liquidity under GAAP and the items excluded therefrom are significant components in understanding and assessing our financial performance or liquidity. These measures should not be considered in isolation or as alternatives to GAAP measures such as net income, net income attributable to Core & Main, Inc. or diluted earnings per share, as applicable, cash provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of our financial performance or liquidity.
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

We define Adjusted Diluted Earnings Per Share as diluted earnings per share adjusted for (a) amortization of intangible assets, (b) loss on debt modification and extinguishment, (c) equity-based compensation, (d) expenses associated with acquisition activities, (e) expenses associated with the initial public offering and subsequent secondary offerings and (f) the tax impact of these Non-GAAP adjustments, divided by the weighted-average number of shares of our common stock outstanding on a fully diluted basis for the applicable period. Diluted earnings per share is the most directly comparable GAAP measure to Adjusted Diluted Earnings Per Share.
We use EBITDA, Adjusted EBITDA and Adjusted Diluted Earnings Per Share to assess the operating results and effectiveness and efficiency of our business. Adjusted EBITDA and Adjusted Diluted Earnings Per Share include amounts otherwise attributable to non-controlling interests as we manage the consolidated Company and evaluate operating performance in a similar manner. We present these non-GAAP financial measures because we believe that investors consider them to be important supplemental measures of performance, and we believe that these measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Non-GAAP financial measures as reported by us may not be comparable to similarly titled metrics reported by other companies and may not be calculated in the same manner. These measures have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. For example, EBITDA and Adjusted EBITDA:
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
In evaluating Adjusted EBITDA and Adjusted Diluted Earning Per Share, you should be aware that, in the future, we may incur expenses similar to those eliminated in this presentation.
The following table sets forth a reconciliation of net income or net income attributable to Core & Main, Inc. to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
	August 3, 2025	July 28, 2024	August 3, 2025	July 28, 2024
Net income attributable to Core & Main, Inc.	$134	$119	$234	$214
Plus: net income attributable to non-controlling interest	7	7	12	13
Net income	141	126	246	227
Depreciation and amortization (1)	46	47	93	91
Provision for income taxes	41	42	77	75
Interest expense	31	36	61	70
EBITDA	$259	$251	$477	$463
Equity-based compensation	5	4	10	7
Acquisition expenses (2)	2	2	3	4
Adjusted EBITDA	$266	$257	$490	$474
(1)Includes depreciation of certain assets which are reflected in “cost of sales” in our Statement of Operations.
(2)Represents expenses associated with acquisition activities, including transaction costs, post-acquisition employee retention bonuses, severance payments and expense recognition of purchase accounting fair value adjustments (excluding amortization).

The following table sets forth a reconciliation of diluted earnings per share to Adjusted Diluted Earnings Per Share for the periods presented:

	Three Months Ended		Six Months Ended
	August 3, 2025	July 28, 2024	August 3, 2025	July 28, 2024
Diluted earnings per share	$0.70	$0.61	$1.22	$1.11
Amortization of intangible assets	0.19	0.19	0.37	0.36
Equity-based compensation	0.03	0.02	0.05	0.03
Acquisition expenses (1)	0.01	0.01	0.02	0.02
Income tax impact of adjustments (2)	(0.06)	(0.06)	(0.11)	(0.10)
Adjusted Diluted Earnings Per Share	$0.87	$0.77	$1.55	$1.42
(1)Represents expenses associated with acquisition activities, including transaction costs, post-acquisition employee retention bonuses, severance payments and expense recognition of purchase accounting fair value adjustments (excluding amortization).

(2)Represents the tax impact on non-GAAP adjustments for amortization of intangibles, equity-based compensation, and acquisition expenses.
Recently Issued and Adopted Accounting Pronouncements and Accounting Pronouncements Issued But Not Yet Adopted
Refer to Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
A summary of our significant accounting policies are discussed in Note 2 to the audited consolidated financial statements in our 2024 Annual Report on Form 10-K. The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates and assumptions are based on historical experiences and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results of operations and require management judgment. There have been no significant changes to these policies which have had a material impact on the Company’s interim unaudited condensed consolidated financial statements and related notes during the three and six months ended August 3, 2025.

Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of August 3, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These risks include fluctuations in interest rates, foreign currency exchange rates and prices, including price fluctuations related to substantially all of our products.
Interest Rate Risk
Our credit facilities bear interest at a floating rate. The Senior Term Loan Credit Facility and the Senior ABL Credit Facility bear interest generally equal to Term SOFR plus an applicable margin. As a result, we are exposed to fluctuations in interest rates to the extent of our net borrowings under the Senior Term Loan Credit Facility and the Senior ABL Credit Facility. As of August 3, 2025, our net borrowings under the Senior Term Loan Credit Facility and the Senior ABL Credit Facility were $2,278 million. As such, excluding the impact of any interest rate swap, each one percentage point change in interest rates would result in an approximately $22 million change in the annual interest expense on the Senior Term Loan Credit Facility. As of August 3, 2025, assuming availability under our Senior ABL Credit Facility was fully utilized, each one percentage point change in interest rates would result in an approximately $12 million change in annual interest expense. See “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Key Factors Affecting Our Business—Interest Rates.”
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
Foreign Currency Risk
We are exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars. As of August 3, 2025, our foreign currency operations were not material and a hypothetical 10% change in the relative value of the U.S. dollar would not materially impact the Company’s net earnings.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports under the Exchange Act that we file with the U.S. Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that, as of August 3, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item1A ‘Risk Factors” in our Fiscal 2024 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a. Sales of Unregistered Securities
None.
b. Use of Proceeds from Public Offering of Common Stock
None.
c. Issuer Purchases of Equity Securities
The following is a summary of our repurchases of shares of Class A common stock during the three months ended August 3, 2025:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
May 5 - May 31(1)	3,350	$51.50	—	$285
June 1 - June 30(1)	13,126	56.95	—	285
July 1 - August 3(1)(2)	126,704	61.61	—	277
	143,180	$60.95	—	$277
(1) Reflects repurchases by the Company of shares of our Class A common stock pursuant to employee tax withholding obligations and strike price settlement upon exercise of unit appreciation rights and vesting of restricted stock units pursuant to terms of the Company’s 2021 Omnibus Equity Incentive Plan.
(2) Includes the repurchase by the Company of 121,835 shares of our Class A common stock for an average price per share of $61.55 through open market transactions during the three months ended August 3, 2025 as part of the Repurchase Program (as defined in Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Director and Officer Trading Arrangements
Item 408(a) of Regulation S-K requires the Company to disclose whether any of its directors or officers have adopted or terminated (i) any trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); and/or (ii) any written trading arrangement that meets the requirements of a “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K. During the quarter ended August 3, 2025, the following activity occurred requiring disclosure under Item 408(a) of Regulation S-K.
Stephen O. LeClair, Executive Chair and Chair of the Board, adopted a new trading arrangement on July 17, 2025 providing for the sale of up to 300,000 aggregate shares of the Company’s Class A common stock between October 17, 2025 and April 17, 2026.
Mark G. Whittenburg, General Counsel and Secretary, adopted a new trading arrangement on July 15, 2025 providing for the sale of up to 50,000 aggregate shares of the Company’s Class A common stock between October 14, 2025 and April 14, 2026.
Bradford A. Cowles, President, adopted a new trading arrangement on July 11, 2025 providing for the sale of up to 100,000 aggregate shares of the Company’s Class A common stock between October 10, 2025 and April 10, 2026.
The Irrevocable Trust FBO D. G. Gipson, affiliated with Dennis G. Gipson, Director, adopted a new trading arrangement on June 27, 2025, providing for the sale of up to 25,000 aggregate shares of the Company’s Class A common stock between September 26, 2025 and March 26, 2026.
Each of the above trading arrangements is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s Policy on Trading in Securities.

Item 6. Exhibits

Exhibit Number	Description

10.1	Executive Transition Agreement, dated as of September 5, 2025, by and between Core & Main LP and John R. Schaller*†

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

*    Filed herewith.
**    Furnished herewith.
†    Identifies each management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 9, 2025	CORE & MAIN, INC.

	By:	/s/ Mark R. Witkowski
Name: Mark R. Witkowski
Title: Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Robyn L. Bradbury
Name: Robyn L. Bradbury
Title: Chief Financial Officer
(Principal Financial Officer)