Form 10-Q
period 2025-11-02
Core & Main, Inc.
filed 2025-12-09
CIK 1856525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of December 5, 2025, there were 188,802,673 shares of the registrant’s Class A common stock, par value $0.01 per share, and 6,709,636 shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding.

Table of Contents

PAGE
Cautionary Note Regarding Forward-Looking Statements	3
Part I - Financial Information
Item 1. Financial Statements (unaudited)	5
Condensed Consolidated Balance Sheets as of November 2, 2025 and February 2, 2025 (unaudited)	5
Condensed Consolidated Statements of Operations for the three and nine month periods ended November 2, 2025 and October 27, 2024 (unaudited)	6
Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended November 2, 2025 and October 27, 2024 (unaudited)	7
Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and nine month periods ended November 2, 2025 and October 27, 2024 (unaudited)	8
Condensed Consolidated Statements of Cash Flows for the nine month periods ended November 2, 2025 and October 27, 2024 (unaudited)	10
Notes to the Condensed Consolidated Financial Statements (unaudited)	11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures about Market Risk	35
Item 4. Controls and Procedures	36

Part II - Other Information
Item 1. Legal Proceedings	37
Item 1A. Risk Factors	37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3. Defaults Upon Senior Securities	37
Item 4. Mine Safety Disclosures	37
Item 5. Other Information	38
Item 6. Exhibits	39
Signatures	40

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CORE & MAIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Amounts in millions (except share and per share data), unaudited

	November 2, 2025	February 2, 2025
ASSETS
Current assets:
Cash and cash equivalents	$89	$8
Receivables, net of allowance for credit losses of $22 and $18, respectively	1,342	1,066
Inventories	1,016	908
Prepaid expenses and other current assets	60	43
Total current assets	2,507	2,025
Property, plant and equipment, net	175	168
Operating lease right-of-use assets	280	244
Intangible assets, net	847	935
Goodwill	1,918	1,898
Deferred income taxes	571	558
Other assets	2	42
Total assets	$6,300	$5,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$24	$24
Accounts payable	734	562
Accrued compensation and benefits	107	123
Current operating lease liabilities	74	67
Other current liabilities	168	90
Total current liabilities	1,107	866
Long-term debt	2,129	2,237
Non-current operating lease liabilities	207	178
Deferred income taxes	89	87
Tax receivable agreement liabilities	682	706
Other liabilities	31	22
Total liabilities	4,245	4,096
Commitments and contingencies
Class A common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 189,736,004 and 189,815,899 shares issued and outstanding as of November 2, 2025 and February 2, 2025, respectively	2	2
Class B common stock, par value $0.01 per share, 500,000,000 shares authorized, 6,709,636 and 7,936,061 shares issued and outstanding as of November 2, 2025 and February 2, 2025, respectively	—	—
Additional paid-in capital	1,245	1,220
Retained earnings	736	449
Accumulated other comprehensive (loss) income	(6)	27
Total stockholders’ equity attributable to Core & Main, Inc.	1,977	1,698
Non-controlling interests	78	76
Total stockholders’ equity	2,055	1,774
Total liabilities and stockholders’ equity	$6,300	$5,870

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in millions (except share and per share data), unaudited

	Three Months Ended		Nine Months Ended
	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024

Net sales	$2,062	$2,038	$6,066	$5,743
Cost of sales	1,501	1,495	4,435	4,214
Gross profit	561	543	1,631	1,529
Operating expenses:
Selling, general and administrative	295	274	890	799
Depreciation and amortization	46	46	137	135
Total operating expenses	341	320	1,027	934
Operating income	220	223	604	595
Interest expense	30	36	91	106
Income before provision for income taxes	190	187	513	489
Provision for income taxes	47	47	124	122
Net income	143	140	389	367
Less: net income attributable to non-controlling interests	6	7	18	20
Net income attributable to Core & Main, Inc.	$137	$133	$371	$347

Earnings per share (“EPS”)
Basic	$0.72	$0.69	$1.95	$1.81
Diluted	$0.72	$0.69	$1.94	$1.79
Number of shares used in computing EPS
Basic	190,214,298	191,538,672	189,973,574	192,173,529
Diluted	197,905,484	201,165,553	198,302,805	202,146,712

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Amounts in millions, unaudited

	Three Months Ended		Nine Months Ended
	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024

Net income	$143	$140	$389	$367
Net comprehensive loss, net of tax benefit of $1, $3, $11 and $8, respectively	(5)	(9)	(34)	(24)
Total comprehensive income	138	131	355	343
Less: comprehensive income attributable to non-controlling interests	6	7	17	19
Total comprehensive income attributable to Core & Main, Inc.	$132	$124	$338	$324
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Amounts in millions (except share data), unaudited

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total Stockholders’ Equity
Balances at February 2, 2025	189,815,899	$2	7,936,061	$—	$1,220	$449	$27	$76	$1,774
Net income	—	—	—	—	—	100	—	5	105
Equity-based compensation	—	—	—	—	5	—	—	—	5
Net comprehensive loss, net of tax	—	—	—	—	—	—	(20)	(1)	(21)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(2)	(2)
Repurchase and Retirement of equity interests	(837,268)	—	—	—	(5)	(34)	—	—	(39)
Exchange of Partnership Interests and Class B Shares for Class A Shares	279,352	—	(286,571)	—	1	—	—	(1)	—
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	4	—	—	—	4
Establishment of Tax receivable agreement liabilities	—	—	—	—	(4)	—	—	—	(4)
Activity under equity-based compensation plans, net of tax withholdings	193,286	—	—	—	(1)	—	—	—	(1)
Balances at May 4, 2025	189,451,269	2	7,649,490	—	1,220	515	7	77	1,821
Net income	—	—	—	—	—	134	—	7	141
Equity-based compensation	—	—	—	—	5	—	—	—	5
Net comprehensive loss, net of tax	—	—	—	—	—	—	(8)	—	(8)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(2)	(2)
Repurchase and Retirement of equity interests	(121,835)	—	—	—	(1)	(7)	—	—	(8)
Exchange of Partnership Interests and Class B Shares for Class A Shares	706,438	—	(717,475)	—	6	—	—	(6)	—
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	13	—	—	—	13
Establishment of Tax receivable agreement liabilities	—	—	—	—	(11)	—	—	—	(11)
Activity under equity-based compensation plans, net of tax withholdings	456,111	—	—	—	11	—	—	—	11
Balances at August 3, 2025	190,491,983	2	6,932,015	—	1,243	642	(1)	76	1,962
Net income	—	—	—	—	—	137	—	6	143
Equity-based compensation	—	—	—	—	4	—	—	—	4
Net comprehensive loss, net of tax	—	—	—	—	—	—	(5)	—	(5)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(1)	(1)
Repurchase and Retirement of equity interests	(990,136)	—	—	—	(7)	(43)	—	—	(50)
Exchange of Partnership Interests and Class B Shares for Class A Shares	208,027	—	(222,379)	—	3	—	—	(3)	—
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	3	—	—	—	3
Establishment of Tax receivable agreement liabilities	—	—	—	—	(2)	—	—	—	(2)
Activity under equity-based compensation plans, net of tax withholdings	26,130	—	—	—	1	—	—	—	1
Balances at November 2, 2025	189,736,004	$2	6,709,636	$—	$1,245	$736	$(6)	$78	$2,055

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total Stockholders’ Equity
Balances at January 28, 2024	191,663,608	$2	9,630,186	$—	$1,214	$189	$46	$73	$1,524
Net income	—	—	—	—	—	95	—	6	101
Equity-based compensation	—	—	—	—	3	—	—	—	3
Net comprehensive gain, net of tax	—	—	—	—	—	—	17	1	18
Distributions to non-controlling interest holders	—	—	—	—	(2)	—	—	(2)	(4)
Exchange of Partnership Interests and Class B Shares for Class A Shares	812,612	—	(816,654)	—	4	—	—	(4)	—
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	13	—	—	—	13
Establishment of Tax receivable agreement liabilities	—	—	—	—	(10)	—	—	—	(10)
Activity under equity-based compensation plans, net of tax withholdings	158,097	—	—	—	(1)	—	—	—	(1)
Balances at April 28, 2024	192,634,317	2	8,813,532	—	1,221	284	63	74	1,644
Net income	—	—	—	—	—	119	—	7	126
Equity-based compensation	—	—	—	—	4	—	—	—	4
Net comprehensive loss, net of tax	—	—	—	—	—	—	(31)	(2)	(33)
Distributions to non-controlling interest holders	—	—	—	—	(1)	—	—	(1)	(2)
Repurchase and Retirement of equity interests	(429,996)	—	—	—	(3)	(18)	—	—	(21)
Exchange of Partnership Interests and Class B Shares for Class A Shares	326,889	—	(329,823)	—	2	—	—	(2)	—
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	5	—	—	—	5
Establishment of Tax receivable agreement liabilities	—	—	—	—	(4)	—	—	—	(4)
Activity under equity-based compensation plans, net of tax withholdings	111,479	—	—	—	1	—	—	—	1
Balances at July 28, 2024	192,642,689	2	8,483,709	—	1,225	385	32	76	1,720
Net income	—	—	—	—	—	133	—	7	140
Equity-based compensation	—	—	—	—	4	—	—	—	4
Net comprehensive loss, net of tax	—	—	—	—	—	—	(9)	—	(9)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(1)	(1)
Repurchase and Retirement of equity interests	(2,460,487)	—	—	—	(12)	(85)	—	(3)	(100)
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	(3)	—	—	—	(3)
Establishment of Tax receivable agreement liabilities	—	—	—	—	(1)	—	—	—	(1)
Activity under equity-based compensation plans, net of tax withholdings	7,232	—	—	—	—	—	—	—	—
Balances at October 27, 2024	190,189,434	$2	8,483,709	$—	$1,213	$433	$23	$79	$1,750
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in millions, unaudited

	Nine Months Ended
	November 2, 2025	October 27, 2024
Cash Flows From Operating Activities:
Net income	$389	$367
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	144	144
Equity-based compensation expense	14	11
Deferred income tax expense	20	9
Other	10	10
Changes in assets and liabilities:
(Increase) decrease in receivables	(277)	(316)
(Increase) decrease in inventories	(106)	(77)
(Increase) decrease in other assets	(2)	(8)
Increase (decrease) in accounts payable	169	235
Increase (decrease) in accrued liabilities	21	11
Net cash provided by operating activities	382	386
Cash Flows From Investing Activities:
Capital expenditures	(31)	(24)
Acquisitions of businesses, net of cash acquired	(32)	(722)
Other	(8)	(11)
Net cash used in investing activities	(71)	(757)
Cash Flows From Financing Activities:
Repurchase and retirement of equity interests	(97)	(121)
Distributions to non-controlling interest holders	(5)	(9)
Payments pursuant to Tax Receivable Agreements	(18)	(11)
Borrowings on asset-based revolving credit facility	150	715
Repayments on asset-based revolving credit facility	(243)	(910)
Issuance of long-term debt	—	750
Repayments of long-term debt	(18)	(17)
Debt issuance costs	—	(14)
Other	1	(3)
Net cash (used in) provided by financing activities	(230)	380
Increase in cash and cash equivalents	81	9
Cash and cash equivalents at the beginning of the period	8	1
Cash and cash equivalents at the end of the period	$89	$10

Cash paid for interest (excluding effects of interest rate swap)	$109	$141
Cash paid for income taxes	72	107
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
Repurchase Program
On June 12, 2024, the Company’s board of directors authorized a share repurchase program (the “Repurchase Program”), pursuant to which the Company may purchase up to $500 million of the Company’s Class A common stock. Shares repurchased under the Repurchase Program are retired immediately and are accounted for as a decrease to stockholders’ equity. For the nine months ended November 2, 2025, the Company repurchased 1,949,239 shares of Class A common stock for a total of $97 million through open market transactions. For the nine months ended October 27, 2024 the Company repurchased 2,890,483 shares of Class A common stock for a total of $121 million through open market transactions. As of November 2, 2025, $227 million of the authorized amount remained available for use under the Repurchase Program.
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
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. Each of the three months ended November 2, 2025 and three months ended October 27, 2024 included 13 weeks and each of the nine months ended November 2, 2025 and nine months ended October 27, 2024 included 39 weeks. The current fiscal year ending February 1, 2026 (“fiscal 2025”) will include 52 weeks.
Estimates
Management has made a number of estimates and assumptions relating to the reporting of certain assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses in preparing the elements of these financial statements in conformity with U.S. GAAP. Actual results could differ from these estimates.
Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 to the audited consolidated financial statements in our 2024 Annual Report on Form 10-K. There have been no significant changes to these policies which have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes during the three and nine months ended November 2, 2025.
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
Targeted Improvements to the Accounting for Internal-Use Software - In September 2025, the FASB issued ASU No. 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”). The new guidance revises the criteria as to when an entity is required to start capitalizing software costs and requires an entity to evaluate whether the probable-to-completion recognition threshold has been met. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect this standard will have on the consolidated financial statements and related disclosures.

3)    REVENUE
Disaggregation of Revenue
The following table represents net sales disaggregated by product category:

	Three Months Ended		Nine Months Ended
Product Category	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
Pipes, valves & fittings products	$1,382	$1,386	$4,109	$3,884
Storm drainage products	333	327	963	886
Fire protection products	152	145	459	455
Meter products	195	180	535	518
Total net sales	$2,062	$2,038	$6,066	$5,743
4)    ACQUISITIONS
The Company completed various acquisitions during the nine months ended November 2, 2025 (the “Fiscal 2025 Acquisition”) and the nine months ended October 27, 2024 (the "Fiscal 2024 Acquisitions") with an aggregate transaction value of $49 million and $748 million, subject to working capital adjustments, respectively. The transaction value for the Fiscal 2025 Acquisition consists of $31 million of initial cash consideration and contingent consideration of up to $18 million based upon financial performance after closing. These transactions were funded with cash and borrowings under the Senior Term Loan Credit Facility (as defined in Note 6).
Fiscal 2025 Acquisition
•On September 30, 2025, the Company acquired certain assets and assumed certain liabilities of Canada Waterworks Inc. and Canada Waterworks Ottawa Inc. (collectively, “Canada Waterworks”). Canada Waterworks has three locations and is a Canadian distributor of water and wastewater products.
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

The following table represents the preliminary allocation of the transaction price to the fair value of identifiable assets acquired and liabilities assumed in the Fiscal 2025 Acquisition and final allocation of the transaction price to the fair value of identifiable assets acquired and liabilities assumed in the Fiscal 2024 Acquisitions. The allocations are preliminary for items including review of working capital balances and the completion of intangible asset valuations.

	Fiscal 2025 Acquisition	Fiscal 2024 Acquisitions (1)
Cash	$—	$31
Receivables	9	94
Inventories	6	111
Intangible assets	14	277
Goodwill	20	325
Property, plant and equipment	1	16
Operating lease right-of-use assets	1	22
Other assets, current and non-current	—	2
Total assets acquired	51	878
Accounts payable	3	42
Deferred income taxes	—	41
Contingent consideration	14	5
Operating lease liabilities, current and non-current	1	22
Deferred consideration	—	8
Other liabilities, current and non-current	—	7
Net assets acquired	$33	$753
(1) Amounts include the purchase price allocation of Dana Kepner net assets of $263 million to goodwill, $184 million to intangible assets, $89 million to net working capital, $29 million to cash and $8 million to fixed assets. Additionally, includes a deferred income tax liability of $36 million for the Dana Kepner acquisition.
The Canada Waterworks acquisition includes a contingent consideration arrangement of up to $18 million that will be paid by the Company to the Canada Waterworks sellers, based upon certain future Adjusted EBITDA targets over a two-year period. The range of the undiscounted amounts the Company could pay under the contingent consideration agreement is between zero and $18 million. The fair value of the contingent consideration recognized on the acquisition date of $14 million was estimated by utilizing a weighted probability assessment of the potential outcomes (a level 3 fair value measurement based on unobservable inputs).
The net outflow of cash in respect of the purchase of businesses is as follows:

	Fiscal 2025 Acquisition	Fiscal 2024 Acquisitions
Net assets acquired	$33	$753
Less: Cash acquired in acquisition	—	(31)
Plus: Contingent consideration	14	—
Total consideration	47	722
Less: Contingent consideration	$(14)	—
Total consideration, net of cash; investing cash outflow	$33	$722
In the above transactions, to the extent applicable, the excess of purchase price over net tangible and intangible assets acquired resulted in goodwill, which represents the assembled workforce and anticipated long-term growth in new markets, customers and products. Goodwill of $20 million and $239 million associated with the Fiscal 2025 Acquisition and Fiscal 2024 Acquisitions, respectively, are fully deductible by the Company for U.S. income tax purposes.
Intangible Assets
For the Fiscal 2025 Acquisition and the Fiscal 2024 Acquisitions, the intangible assets acquired consisted of customer relationships and other intangible assets.

The customer relationship intangible assets represent the value associated with those customer relationships in place at the date of each transaction included in the Fiscal 2025 Acquisition and Fiscal 2024 Acquisitions. The Company valued the customer relationships using an excess earnings method including various inputs such as customer attrition rate, revenue growth rate, gross margin percentage and discount rate. Cash flows associated with the existing relationships are expected to diminish over time due to customer turnover. The Company reflected this expected diminishing cash flow through the utilization of an annual customer attrition rate assumption and in its method of amortization.
The other intangible assets primarily consist of trademark intangible assets that represent the value associated with the brand names in place at the date of the applicable closing.
A summary of the intangible asset acquired and assumptions utilized in the valuation for the Fiscal 2025 Acquisition and Fiscal 2024 Acquisitions is as follows:

	Intangible Asset Amount	Weighted Average Amortization Period	Weighted Average Discount Rate	Weighted Average Attrition Rate
Customer Relationships
Fiscal 2025 Acquisition	$12	10 years	14.3%	10.0%
Fiscal 2024 Acquisitions (1)	272	10 years	13.5%	12.4%

Other Intangible Assets
Fiscal 2025 Acquisition	$2	7 years	14.3%	N/A
Fiscal 2024 Acquisitions	5	5 years	13.6%	N/A
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

Nine Months Ended
October 27, 2024
Net sales	$5,772
Net income	368
As a result of integration of the Dana Kepner acquisition with existing operations of the Company it is impracticable to identify the discrete financial performance associated with the Dana Kepner acquisition. As such, the Company has not presented the post-acquisition net sales and net income for the Dana Kepner acquisition.

5)    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The carrying amount of the Company’s goodwill included in its Balance Sheets is as follows:

	November 2, 2025	February 2, 2025
Gross Goodwill	$1,918	$1,898
Accumulated Impairment	—	—
Net Goodwill	$1,918	$1,898
The changes in the carrying amount of goodwill are as follows:

Nine Months Ended
November 2, 2025
Beginning Balance	$1,898
Goodwill acquired	20
Ending Balance	$1,918
Goodwill acquired during the nine months ended November 2, 2025 was primarily related to the Fiscal 2025 Acquisition, as further described in Note 4.
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
Intangible Assets
The Company’s intangible assets included in its Balance Sheets consist of the following:

	November 2, 2025			February 2, 2025
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Customer relationships	$1,788	$978	$810	$1,775	$868	$907
Internal use software	32	—	32	23	—	23
Other intangible assets	12	7	5	10	5	5
Total	$1,832	$985	$847	$1,808	$873	$935
Amortization expense related to intangible assets was as follows:

	Three Months Ended		Nine Months Ended
	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
Amortization expense	$38	$39	$112	$112
The estimated aggregate amortization expense on intangible assets owned by the Company for the remainder of fiscal 2025 and the next four full fiscal years is expected to be as follows:

Fiscal 2025	$37
Fiscal 2026	140
Fiscal 2027	131
Fiscal 2028	122
Fiscal 2029	108

6)    DEBT
Debt consisted of the following:

	November 2, 2025		February 2, 2025
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
Senior Term Loan due July 2028	$15	$—	$15	$—
Senior Term Loan due February 2031	9	—	9	—
	24	—	24	—
Long-term debt:
Senior ABL Credit Facility due February 2029	—	—	93	—
Senior Term Loan due July 2028	1,222	10	1,233	12
Senior Term Loan due February 2031	926	9	933	10
	2,148	19	2,259	22
Total	$2,172	$19	$2,283	$22
The Company’s debt obligations as of November 2, 2025 include the following debt agreements:
Senior Term Loan Credit Facility
Core & Main LP has entered into a Senior Term Loan Credit Facility (as defined herein) under which it can incur tranches of indebtedness. Pursuant to the Senior Term Loan Credit Facility, Core & Main LP entered into a $1,500 million senior term loan (the “2028 Senior Term Loan”), which matures on July 27, 2028. The 2028 Senior Term Loan requires quarterly principal payments on the last business day of each fiscal quarter in an amount equal to approximately 0.25% of the original principal amount. The remaining balance is payable upon final maturity of the 2028 Senior Term Loan on July 27, 2028. The 2028 Senior Term Loan bears interest at a rate equal to (i) term secured overnight financing rate (“Term SOFR”) plus, in each case, an effective applicable margin of 2.00% or (ii) the base rate, which will be the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) the overnight federal funds rate plus 0.50% per annum and (z) one-month Term SOFR (adjusted for maximum reserves) plus 1.00% per annum, plus, in each case, an applicable margin of 1.50%. The 2028 Senior Term Loan is subject to a Term SOFR “floor” of 0.00%. The weighted average interest rate, excluding the effect of the interest rate swap, of Core & Main LP’s outstanding borrowings under the 2028 Senior Term Loan as of November 2, 2025 was 5.99%. See further discussion of the interest rate swap below. Based on quotes from financial institutions (i.e., level 2 of the fair value hierarchy), the fair value of the 2028 Senior Term Loan was $1,237 million as of November 2, 2025.
Pursuant to the Senior Term Loan Credit Facility, Core & Main LP also entered into an additional $944 million senior term loan (the “2031 Senior Term Loan” and, together with the 2028 Senior Term Loan, the “Senior Term Loan Credit Facility”), which matures on February 9, 2031. The 2031 Senior Term Loan requires quarterly principal payments, payable on the last business day of each fiscal quarter, in an amount equal to approximately 0.25% of the principal amount of the 2031 Senior Term Loan. The remaining balance is payable upon final maturity of the 2031 Senior Term Loan on February 9, 2031. The 2031 Senior Term Loan bears interest at a rate equal to (i) Term SOFR plus, in each case, an applicable margin of 2.00% or (ii) an alternate base rate plus an applicable margin of 1.00%. The 2031 Senior Term Loan is subject to a Term SOFR “floor” of 0.00%. The weighted average interest rate, excluding the effect of the interest rate swap, of Core & Main LP’s outstanding borrowings under the 2031 Senior Term Loan as of November 2, 2025 was 5.99%. See further discussion of the interest rate swap below. Based on quotes from financial institutions (i.e., level 2 of the fair value hierarchy), the fair value of the 2031 Senior Term Loan was $935 million as of November 2, 2025.
Asset-Based Credit Facility
Core & Main LP has a senior asset-based revolving credit facility with a borrowing capacity of up to $1,250 million, subject to borrowing base availability, with a maturity date of February 9, 2029 (the “Senior ABL Credit Facility”). Borrowings under the Senior ABL Credit Facility bear interest at either a Term SOFR rate plus an applicable margin ranging from 1.25% to 1.75%, or an alternate base rate plus an applicable margin ranging from 0.25% to 0.75%, depending on the borrowing capacity under the Senior ABL Credit Facility. Additionally, Core & Main LP pays a fee of 0.25% on unfunded commitments under the Senior ABL Credit Facility. As of November 2, 2025 there were no amounts outstanding and as of February 2, 2025 there was $93 million of outstanding borrowings under the Senior ABL Credit Facility.

The aforementioned debt agreements include customary affirmative and negative covenants, which include, among other things, restrictions on Core & Main LP’s ability to make distributions, pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. The Senior Term Loan Credit Facility may require accelerated repayment based upon cash flows generated in excess of operating and investing requirements when the Consolidated Secured Leverage Ratio (as defined in the agreement governing the Senior Term Loan Credit Facility) is greater than or equal to 3.25. In addition, the Senior ABL Credit Facility requires Core & Main LP to comply with a consolidated fixed charge coverage ratio of greater than or equal to 1.00 when availability under the Senior ABL Credit Facility is less than 10.0% of the lesser of (i) the then applicable borrowing base or (ii) the then aggregate effective commitments. The Company was in compliance with all debt covenants as of November 2, 2025.
Substantially all of Core & Main LP’s assets are pledged as collateral for the Senior Term Loan Credit Facility and the Senior ABL Credit Facility.
The aggregate amount of debt payments for the remainder of fiscal 2025 and the next four full fiscal years are as follows:

Fiscal 2025	$6
Fiscal 2026	24
Fiscal 2027	24
Fiscal 2028	1,212
Fiscal 2029	9
Interest Rate Swaps
Core & Main LP entered into an instrument in which it makes payments to a third party based upon a fixed interest rate of 0.693% and receives payments based upon the one-month Term SOFR rate. The interest rate swap has a notional amount of $700 million as of November 2, 2025 through the instrument maturity on July 27, 2026. This instrument is intended to reduce the Company's exposure to variable interest rates under the Senior Term Loan Credit Facility. As of November 2, 2025, this instrument resulted in an effective fixed rate of 2.693%, based upon the 0.693% fixed rate plus an effective applicable margin of 2.00%.
Core & Main LP entered into an additional instrument pursuant to which it will make payments to a third party based upon a fixed interest rate of 3.913% and receive payments based upon the one-month Term SOFR rate. The interest rate swap has a starting notional amount of $750 million that increases to $1,500 million on July 27, 2026 through the instrument maturity on July 27, 2028. The instrument is intended to reduce the Company’s exposure to variable interest rates under the Senior Term Loan Credit Facility. As of November 2, 2025, this instrument resulted in an effective fixed rate of 5.913%, based upon the 3.913% fixed rate plus an effective applicable margin of 2.00%.
The fair value of these cash flow interest rate swaps was a $16 million asset and a $22 million liability as of November 2, 2025, which is included within prepaid expenses and other current assets and other current liabilities, respectively, in the Balance Sheet. The aggregate fair value of these cash flow interest rate swaps was a $40 million asset as of February 2, 2025, which is included within other assets in the Balance Sheet.

	Three Months Ended		Nine Months Ended
Accumulated Other Comprehensive (Loss) Income	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
Beginning of period balance	$(1)	$33	$30	$48
Measurement adjustment gain (loss) for interest rate swap	2	(1)	(23)	5
Reclassification of (income) to interest expense	(7)	(11)	(23)	(37)
Tax benefit (expense) on interest rate swap adjustments
Measurement adjustment gain (loss) for interest rate swap	(1)	—	5	(1)
Reclassification of (income) to interest expense	2	3	6	9
End of period balance	$(5)	$24	$(5)	$24
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

As of November 2, 2025, the Company estimates $12 million of the cash flow interest rate swap net gains will be reclassified from accumulated other comprehensive income into earnings over the next 12 months.
7)    INCOME TAXES
For the three months ended November 2, 2025 and three months ended October 27, 2024 the Company’s effective tax rate was 24.7% and 25.1%, respectively. For the nine months ended November 2, 2025 and nine months ended October 27, 2024, the Company's effective tax rate was 24.2% and 24.9%, respectively. The effective tax rate for the nine months ended November 2, 2025 decreased primarily due to certain tax windfall benefits from equity award exercises.
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
The Company recorded payables to related parties pursuant to the Tax Receivable Agreements of $723 million and $725 million as of November 2, 2025 and February 2, 2025, respectively. Payments under the Tax Receivable Agreements within the next 12 months are expected to be $41 million, which is included within other current liabilities in the Balance Sheet.
The actual amount and timing of any payments under the Tax Receivable Agreements will vary depending upon a number of factors, including the timing of exchanges by the holders of Partnership Interests, the amount of gain recognized by such holders of Partnership Interests, the amount and timing of the taxable income the Company generates in the future and the federal tax rates then applicable. Assuming (i) that Management Feeder exchanged all of its remaining Partnership Interests at $52.18 per share of our Class A common stock (the closing stock price on October 31, 2025), (ii) no material changes in relevant tax law, (iii) a constant corporate tax rate of 25.1%, which represents a pro forma tax rate that includes a provision for U.S. federal income taxes and assumes the highest statutory rate apportioned to each state and local jurisdiction and (iv) that the Company earns sufficient taxable income in each year to realize on a current basis all tax benefits, the Company would recognize an additional deferred tax asset (subject to offset with existing deferred tax liabilities) of approximately $103 million and a liability of approximately $88 million, payable over the life of the Continuing Limited Partners Tax Receivable Agreement. The full exchange will also decrease Core & Main's aforementioned deferred tax asset associated with its investment in Holdings by $6 million. The foregoing amounts are estimates and subject to change.
8)    SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Receivables
Receivables consisted of the following:

	November 2, 2025	February 2, 2025
Trade receivables, net of allowance for credit losses	$1,244	$986
Supplier rebate receivables	98	80
Receivables, net of allowance for credit losses	$1,342	$1,066
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following:

	November 2, 2025	February 2, 2025
Accrued bonuses and commissions	$79	$91
Other compensation and benefits	28	32
Accrued compensation and benefits	$107	$123

Leases
The table below presents cash and non-cash impacts associated with leases:

	Nine Months Ended
	November 2, 2025	October 27, 2024
Operating cash flow payments for operating lease liabilities	$53	$47
Operating cash flow payments for non-lease components	30	24

Right-of-use assets obtained in exchange for new operating lease liabilities	$90	$53
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
Depreciation Expense
Depreciation expense is classified within cost of sales and depreciation and amortization within the Statement of Operations. Depreciation expense related to property, plant and equipment, including capitalized software, was as follows:

	Three Months Ended		Nine Months Ended
	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
Depreciation expense	$10	$9	$28	$26
9)    NON-CONTROLLING INTERESTS
Core & Main consolidates the consolidated financial statements of Holdings and attributes a portion of net income and equity of Holdings to non-controlling interests related to the vested Partnership Interests held by Management Feeder. The Company had non-controlling interests of 3.4% and 3.9% as of November 2, 2025 and February 2, 2025, respectively.

10)    BASIC AND DILUTED EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per share for the three and nine months ended November 2, 2025 and October 27, 2024.
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

	Three Months Ended		Nine Months Ended
Basic earnings per share:	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
Net income	$143	$140	$389	$367
Net income attributable to non-controlling interests	6	7	18	20
Net income available to Class A common stock	137	133	371	347
Weighted average shares outstanding	190,214,298	191,538,672	189,973,574	192,173,529
Net income per share	$0.72	$0.69	$1.95	$1.81
Diluted earnings per share:
Net income available to common shareholders - basic	$137	$133	$371	$347
Increase to net income attributable to dilutive instruments	5	5	14	15
Net income available to common shareholders - diluted	142	138	385	362
Weighted average shares outstanding - basic	190,214,298	191,538,672	189,973,574	192,173,529
Incremental shares of common stock attributable to dilutive instruments	7,691,186	9,626,881	8,329,231	9,973,183
Weighted average shares outstanding - diluted	197,905,484	201,165,553	198,302,805	202,146,712
Net income per share - diluted	$0.72	$0.69	$1.94	$1.79
11)    RELATED PARTIES
The Company has entered into the Tax Receivable Agreements and the Exchange Agreement, dated as of July 22, 2021 (as amended, the “Exchange Agreement”) with related parties, that are discussed in Note 14 to the audited consolidated financial statements in our 2024 Annual Report on Form 10-K. There have been no significant changes to these related party agreements.
12)    SUBSEQUENT EVENTS
On December 1, 2025, the Company’s board of directors authorized an increase of $500 million to the Company’s existing share repurchase program.

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
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. Each of the three months ended November 2, 2025 and three months ended October 27, 2024 included 13 weeks and each of the nine months ended November 2, 2025 and nine months ended October 27, 2024 included 39 weeks. The current fiscal year ending February 1, 2026 (“fiscal 2025”) will include 52 weeks.
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

Interest Rates
Certain of our indebtedness, including borrowings under the Senior Term Loan Credit Facility (as defined in Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) and the Senior ABL Credit Facility, are subject to variable rates of interest and expose us to interest rate risk. The Senior Term Loan Credit Facility and the Senior ABL Credit Facility each bear interest based on term secured overnight financing rate (“Term SOFR”). If interest rates increase, our debt service obligations on our variable-rate indebtedness will increase and our net income would decrease, even though the amount borrowed under the facilities remains the same. As of November 2, 2025, we had $2,172 million of outstanding variable-rate debt. We seek to mitigate our exposure to interest rate volatility through the entry into interest rate swap instruments, such as our interest rate swap, associated with borrowings under the Senior Term Loan Credit Facility, which effectively converts $700 million of our variable rate debt to fixed rate debt through the instrument maturity on July 27, 2026. Core & Main LP entered into an additional interest rate swap, associated with borrowings under the Senior Term Loan Credit Facility, that has a starting notional amount of $750 million that increases to $1,500 million on July 27, 2026 through the instrument maturity on July 27, 2028. Despite these efforts, unfavorable movement in interest rates may further result in higher interest expense and cash payments.
Acquisitions
In addition to our organic growth strategy, we opportunistically pursue strategic asset and business acquisitions to grow our business. Below is a summary of the acquisitions that closed during the nine months ended November 2, 2025 (the “Fiscal 2025 Acquisition) and the fiscal year ended February 2, 2025 (the "Fiscal 2024 Acquisitions") with an aggregate transaction value of $49 million and $769 million, subject to working capital adjustments, respectively.

	Product Lines	Closing Date
Fiscal 2025
Canada Waterworks Inc. and Canada Waterworks Ottawa Inc.	Pipes, Valves & Fittings; Storm Drainage	September 2025

Fiscal 2024
ARGCO Northeast LLC	Fire Protection	November 2024
Eastcom Associates, Inc.	Pipes, Valves & Fittings; Meter products	October 2024
Green Equipment Company	Pipes, Valves & Fittings; Meter products	September 2024
GroGreen Solutions Georgia, LLC	Storm Drainage	September 2024
HM Pipe Products LP and HM Pipe Products Kitchner LP	Pipes, Valves & Fittings; Storm Drainage	August 2024
Geothermal Supply Company Inc.	Pipes, Valves & Fittings	May 2024
EGW Utilities Inc.	Pipes, Valves & Fittings; Meter products	April 2024
NW Geosynthetics Inc.	Storm Drainage	April 2024
DKC Group Holdings, LLC	Pipes, Valves & Fittings; Storm Drainage; Meter products	March 2024
Eastern Supply Inc.	Storm Drainage	February 2024
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
Adjusted EBITDA
We define Adjusted EBITDA as EBITDA further adjusted for certain items management believes are not reflective of the underlying operations of our business, including but not limited to (a) loss on debt modification and extinguishment, (b) equity-based compensation, (c) expenses associated with the public offerings and subsequent secondary offerings and (d) expenses associated with acquisition and other activities. Adjusted EBITDA includes amounts otherwise attributable to non-controlling interests as we manage the consolidated Company and evaluate operating performance in a similar manner. We use Adjusted EBITDA to assess the operating results and effectiveness of our business. See “—Non-GAAP Financial Measures” below for further discussion of Adjusted EBITDA and a reconciliation to net income or net income attributable to Core & Main, Inc., the most directly comparable measure under U.S. generally accepted accounting principles (“GAAP”), as applicable.
Earnings Per Share
Earnings per share represents the Class A common stock basic and diluted earnings per share. For a further description of basic and diluted earnings per share, refer to Note 10 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Adjusted Diluted Earnings Per Share
We define Adjusted Diluted Earnings Per Share as diluted earnings per share adjusted for (a) amortization of intangible assets, (b) loss on debt modification and extinguishment, (c) equity-based compensation, (d) expenses associated with acquisition and other activities, (e) expenses associated with the initial public offering and subsequent secondary offerings and (f) the tax impact of these Non-GAAP adjustments, divided by the weighted-average number of shares of our common stock outstanding on a fully diluted basis for the applicable period. We use Adjusted Diluted Earnings Per Share to assess the operating results and effectiveness of our business. See “—Non-GAAP Financial Measures” below for further discussion of Adjusted Diluted Earnings Per Share and a reconciliation to diluted earnings per share, the most directly comparable measure under U.S. GAAP.

Results of Operations
Three Months Ended November 2, 2025 Compared with Three Months Ended October 27, 2024
Amounts in millions (except per share data)

	Three Months Ended
	November 2, 2025	October 27, 2024

Net sales	$2,062	$2,038
Cost of sales	1,501	1,495
Gross profit	561	543
Operating expenses:
Selling, general and administrative	295	274
Depreciation and amortization	46	46
Total operating expenses	341	320
Operating income	220	223
Interest expense	30	36
Income before provision for income taxes	190	187
Provision for income taxes	47	47
Net income	143	140
Less: net income attributable to non-controlling interests	6	7
Net income attributable to Core & Main, Inc.	$137	$133
Earnings per share:
Basic	$0.72	$0.69
Diluted	$0.72	$0.69
Non-GAAP Financial Data:
Adjusted EBITDA	$274	$277
Adjusted Diluted Earnings Per Share	$0.89	$0.86
Net Sales
Net sales for the three months ended November 2, 2025 increased $24 million, or 1.2%, to $2,062 million compared with $2,038 million for the three months ended October 27, 2024. Net sales increased primarily due to acquisitions. Net sales for pipes, valves & fittings decreased due to slightly lower volumes. Net sales for storm drainage products increased due to acquisitions. Net sales of fire protection products increased due to higher average selling prices. Net sales of meter products increased due to higher volumes.

	Three Months Ended
	November 2, 2025	October 27, 2024	Percentage Change

Pipes, valves & fittings products	$1,382	$1,386	(0.3)%
Storm drainage products	333	327	1.8%
Fire protection products	152	145	4.8%
Meter products	195	180	8.3%
Total net sales	$2,062	$2,038
Gross Profit
Gross profit for the three months ended November 2, 2025 increased $18 million, or 3.3%, to $561 million compared with $543 million for the three months ended October 27, 2024. Gross profit as a percentage of net sales for the three months ended November 2, 2025 was 27.2% compared with 26.6% for the three months ended October 27, 2024. The overall increase in gross profit as a percentage of net sales was primarily attributable to favorable impacts from the execution of our gross margin initiatives and disciplined purchasing and pricing management.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses for the three months ended November 2, 2025 increased $21 million, or 7.7%, to $295 million compared with $274 million during the three months ended October 27, 2024. SG&A expenses as a percentage of net sales were 14.3% for the three months ended November 2, 2025 compared with 13.4% for the three months ended October 27, 2024. The increase was primarily attributable to higher acquisition-related costs, higher personnel expenses, increases in other distribution-related expenses driven by inflation and higher employee benefits costs.
Depreciation and Amortization (“D&A”) Expense
D&A expense was $46 million for both the three months ended November 2, 2025 and the three months ended October 27, 2024. Higher D&A expense related to recent acquisitions was offset by lower amortization on existing intangible assets.
Operating Income
Operating income for the three months ended November 2, 2025 decreased $3 million, or 1.3%, to $220 million compared with $223 million during the three months ended October 27, 2024. The decrease in operating income was primarily attributable to higher SG&A expenses partially offset by higher gross profit.
Interest Expense
Interest expense was $30 million for the three months ended November 2, 2025 compared with $36 million for the three months ended October 27, 2024. The decrease was primarily attributable to fiscal 2024 amendments to reduce the effective applicable margin on the Senior Term Loan Credit Facility, a decrease in interest rates and decreased borrowings under the Senior ABL Credit Facility.
Provision for Income Taxes
The provision for income taxes was $47 million for both the three months ended November 2, 2025 and the three months ended October 27, 2024. For the three months ended November 2, 2025 and the three months ended October 27, 2024, our effective tax rate was 24.7% and 25.1%, respectively.
Net Income
Net income for the three months ended November 2, 2025 increased $3 million, or 2.1%, to $143 million compared with $140 million for the three months ended October 27, 2024. The increase in net income was primarily attributable to a decrease in interest expense partially offset by a decrease in operating income.
Net Income Attributable to Core & Main, Inc.
Net income attributable to Core & Main, Inc. for the three months ended November 2, 2025 increased $4 million, or 3.0%, to $137 million compared with $133 million for the three months ended October 27, 2024. The increase was primarily attributable to increased net income.
Earnings Per Share
The Class A common stock basic earnings per share and diluted earnings per share for the three months ended November 2, 2025 increased 4.3% to $0.72 compared with $0.69 for the three months ended October 27, 2024. The increase in basic and diluted earnings per share was attributable to an increase in net income and lower Class A share counts following share repurchase transactions.
Adjusted EBITDA
Adjusted EBITDA for the three months ended November 2, 2025 decreased $3 million, or 1.1%, to $274 million compared with $277 million for the three months ended October 27, 2024. The decrease in Adjusted EBITDA was primarily attributable to higher SG&A expenses partially offset by higher gross profit. For a reconciliation of Adjusted EBITDA to net income or net income attributable to Core & Main, Inc., the most comparable GAAP financial metric, as applicable, see “—Non-GAAP Financial Measures.”
Adjusted Diluted Earnings Per Share
Adjusted Diluted Earnings Per Share for the three months ended November 2, 2025 increased 3.5% to $0.89 compared with $0.86 for the three months ended October 27, 2024. The increase in Adjusted Diluted Earnings Per Share was primarily attributable to an increase in net income and lower Class A share counts following share repurchase transactions. For a reconciliation of Adjusted Diluted Earnings Per Share to diluted earnings per share, the most comparable GAAP financial metric, as applicable, see “—Non-GAAP Financial Measures.”

Nine Months Ended November 2, 2025 Compared with Nine Months Ended October 27, 2024
Amounts in millions (except per share data)

	Nine Months Ended
	November 2, 2025	October 27, 2024

Net sales	$6,066	$5,743
Cost of sales	4,435	4,214
Gross profit	1,631	1,529
Operating expenses:
Selling, general and administrative	890	799
Depreciation and amortization	137	135
Total operating expenses	1,027	934
Operating income	604	595
Interest expense	91	106
Income before provision for income taxes	513	489
Provision for income taxes	124	122
Net income	389	367
Less: net income attributable to non-controlling interests	18	20
Net income attributable to Core & Main, Inc.	$371	$347
Earnings per share:
Basic	$1.95	$1.81
Diluted	$1.94	$1.79
Non-GAAP Financial Data:
Adjusted EBITDA	$764	$751
Adjusted Diluted Earnings Per Share	$2.45	$2.28
Net Sales
Net sales for the nine months ended November 2, 2025 increased $323 million, or 5.6%, to $6,066 million compared with $5,743 million for the nine months ended October 27, 2024. Net sales increased primarily due to higher volumes and acquisitions. Net sales increased for pipes, valves & fittings and storm drainage due to higher volumes and acquisitions. Net sales increased for fire protection and meter products due to acquisitions.

	Nine Months Ended
	November 2, 2025	October 27, 2024	Percentage Change

Pipes, valves & fittings products	$4,109	$3,884	5.8%
Storm drainage products	963	886	8.7%
Fire protection products	459	455	0.9%
Meter products	535	518	3.3%
Total net sales	$6,066	$5,743
Gross Profit
Gross profit for the nine months ended November 2, 2025 increased $102 million, or 6.7%, to $1,631 million compared with $1,529 million for the nine months ended October 27, 2024. Gross profit as a percentage of net sales for the nine months ended November 2, 2025 was 26.9% compared with 26.6% for the nine months ended October 27, 2024. The overall increase in gross profit as a percentage of net sales was primarily attributable to favorable impacts from the execution of our gross margin initiatives and disciplined purchasing and pricing management.

SG&A Expenses
SG&A expenses for the nine months ended November 2, 2025 increased $91 million, or 11.4%, to $890 million compared with $799 million during the nine months ended October 27, 2024. SG&A expenses as a percentage of net sales were 14.7% for the nine months ended November 2, 2025 compared with 13.9% for the nine months ended October 27, 2024. The increase was primarily attributable to higher acquisition-related costs, higher personnel expenses, including higher variable compensation costs, higher employee benefits costs and increases in other distribution-related expenses driven by inflation and increased sales volume.
D&A Expense
D&A expense was $137 million for the nine months ended November 2, 2025 compared with $135 million for the nine months ended October 27, 2024. The increase was primarily attributable to recent acquisitions.
Operating Income
Operating income for the nine months ended November 2, 2025 increased $9 million, or 1.5%, to $604 million compared with $595 million during the nine months ended October 27, 2024. The increase in operating income was primarily attributable to higher gross profit partially offset by higher SG&A expenses.
Interest Expense
Interest expense was $91 million for the nine months ended November 2, 2025 compared with $106 million for the nine months ended October 27, 2024. The decrease was primarily attributable to fiscal 2024 amendments to reduce the effective applicable margin on the Senior Term Loan Credit Facility, a decrease in interest rates and decreased borrowings under the Senior ABL Credit Facility.
Provision for Income Taxes
The provision for income taxes for the nine months ended November 2, 2025 increased $2 million, or 1.6%, to $124 million compared with $122 million for the nine months ended October 27, 2024. The increase was primarily attributable to an increase in operating income partially offset by a decrease in the effective tax rate. For the nine months ended November 2, 2025 and the nine months ended October 27, 2024, our effective tax rate was 24.2% and 24.9%, respectively. The decrease in the effective tax rate was primarily due to certain tax windfall benefits from equity award exercises.
Net Income
Net income for the nine months ended November 2, 2025 increased $22 million, or 6.0%, to $389 million compared with $367 million for the nine months ended October 27, 2024. The increase in net income was primarily attributable to an increase in operating income and a decrease in interest expense.
Net Income Attributable to Core & Main, Inc.
Net income attributable to Core & Main, Inc. for the nine months ended November 2, 2025 increased $24 million, or 6.9%, to $371 million compared with $347 million for the nine months ended October 27, 2024. The increase was primarily attributable to increased net income.
Earnings Per Share
The Class A common stock basic earnings per share for the nine months ended November 2, 2025 increased 7.7% to $1.95 compared with $1.81 for the nine months ended October 27, 2024. The Class A common stock diluted earnings per share for the nine months ended November 2, 2025 increased 8.4% to $1.94 compared with $1.79 for the nine months ended October 27, 2024. The basic and diluted earnings per share increased due to an increase in net income and lower Class A share counts following share repurchase transactions.
Adjusted EBITDA
Adjusted EBITDA for the nine months ended November 2, 2025 increased $13 million, or 1.7%, to $764 million compared with $751 million for the nine months ended October 27, 2024. The increase in Adjusted EBITDA was primarily attributable to higher gross profit partially offset by higher SG&A expenses. For a reconciliation of Adjusted EBITDA to net income or net income attributable to Core & Main, Inc., the most comparable GAAP financial metric, as applicable, see “—Non-GAAP Financial Measures.”

Adjusted Diluted Earnings Per Share
Adjusted Diluted Earnings Per Share for the nine months ended November 2, 2025 increased 7.5% to $2.45 compared with $2.28 for the nine months ended October 27, 2024. The increase in Adjusted Diluted Earnings Per Share was primarily attributable to an increase in net income and lower Class A share counts following share repurchase transactions. For a reconciliation of Adjusted Diluted Earnings Per Share to diluted earnings per share, the most comparable GAAP financial metric, as applicable, see “—Non-GAAP Financial Measures.”
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
As of November 2, 2025, our cash and cash equivalents totaled $89 million. We maintain our cash deposits according to a banking policy that requires diversification across a variety of highly-rated financial institutions. However, this could result in a concentration of cash and cash equivalents across these financial institutions in excess of Federal Deposit Insurance Corporation-insured limits.
As of November 2, 2025, there were no outstanding borrowings on our Senior ABL Credit Facility, which provides for borrowings of up to $1,250 million, subject to borrowing base availability. As of November 2, 2025, after giving effect to approximately $24 million of letters of credit issued under the Senior ABL Credit Facility, Core & Main LP would have been able to borrow approximately $1,226 million under the Senior ABL Credit Facility, subject to borrowing base availability. Our short term debt obligations of $24 million are related to quarterly principal payments on the Senior Term Loan Credit Facility.
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

Additionally, we regularly evaluate our approach to our capital allocation, which may include acquisitions, capital expenditures, greenfields, debt reduction (including through open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and opportunistic refinancing of debt), stock repurchases, dividends, payments on Tax Receivable Agreements or other distributions. During the nine months ended November 2, 2025, we completed $97 million of repurchases of Class A common stock under the Repurchase Program. For further details, refer to Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We may continue to return capital to our shareholders through share repurchases, including pursuant to the Repurchase Program or initiating dividend payments. The execution of these, and other, capital allocation activities may be at the discretion of, and subject to the approval by, our board of directors and will depend on our financial condition, earnings, liquidity and capital requirements, market conditions, level of indebtedness, contractual restrictions, compliance with our debt covenants, restrictions imposed by applicable law, general business conditions and any other factors that our board of directors deems relevant in making any such determination. Therefore, there can be no assurance that we will engage in any or all of these actions or to what amount of capital we will allocate to each option.
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
Information about our cash flows, by category, is presented in the Condensed Consolidated Statements of Cash Flows and is summarized as follows:

	Nine Months Ended
	November 2, 2025	October 27, 2024

Cash flows provided by operating activities	$382	$386
Cash flows used in investing activities	(71)	(757)
Cash flows (used in) provided by financing activities	(230)	380
Increase in cash and cash equivalents	$81	$9
Operating Activities
Net cash provided by operating activities was $382 million for the nine months ended November 2, 2025 compared with $386 million for the nine months ended October 27, 2024. The $4 million decrease in cash provided by operating activities was due to a higher investment in working capital in the nine months ended November 2, 2025 partially offset by lower interest payments, timing of tax payments and an increase in net income.
Investing Activities
Net cash used in investing activities decreased by $686 million to $71 million for the nine months ended November 2, 2025 compared with $757 million for the nine months ended October 27, 2024, primarily attributable to a $690 million decrease in cash outflows for acquisitions partially offset by a $7 million increase in capital expenditures.
Financing Activities
Net cash used in financing activities was $230 million for the nine months ended November 2, 2025 compared with net cash provided by financing activities of $380 million for the nine months ended October 27, 2024. The change of $610 million was primarily attributed to a $635 million swing in net debt activity and a $7 million increase in payments under the Tax Receivable Agreements during fiscal 2025 partially offset by a $24 million decrease in outflows related to the repurchases of Class A common stock under the Repurchase Program.

Financing
As of November 2, 2025, our debt obligations (in millions) consisted of the following:

	Aggregate Principal/Borrowing Capacity	Maturity Date	Interest
2028 Senior Term Loan	$1,237	July 27, 2028
(i) Term SOFR plus, in each case, an effective applicable margin of 2.00%, or (ii) the base rate (described in Note 6 included elsewhere in this Quarterly Report on Form 10-Q).

The weighted average interest rate, excluding the effects of the interest rate swaps, was 5.99% as of November 2, 2025.

2031 Senior Term Loan	935	February 9, 2031
(i) Term SOFR plus, in each case, an applicable margin of 2.00%, or (ii) the base rate (described in Note 6 included elsewhere in this Quarterly Report on Form 10-Q).

The weighted average interest rate, excluding the effects of the interest rate swaps, was 5.99% as of November 2, 2025.

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
(1)Aggregate amount of commitments under the asset-based revolving credit facility of $1,250 million overall, subject to borrowing base availability. There were no outstanding borrowings under the Senior ABL Credit Facility as of November 2, 2025.
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
Purchase Obligations
As of November 2, 2025, the Company had agreements in place with various suppliers to purchase goods and services, primarily inventory, in the aggregate amount of $875 million. These purchase obligations are generally cancellable, but the Company foresees no intent to cancel. Payments are generally expected to be made during fiscal 2025 and the fiscal year ended January 31, 2027.
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
We define EBITDA as net income, or net income attributable to Core & Main, Inc., as applicable, adjusted for non-controlling interests, depreciation and amortization, provision for income taxes and interest expense. We define Adjusted EBITDA as EBITDA as further adjusted for certain items management believes are not reflective of the underlying operations of our business, including but not limited to (a) loss on debt modification and extinguishment, (b) equity-based compensation, (c) expenses associated with the initial public offering and subsequent secondary offerings and (d) expenses associated with acquisition and other activities. Net income attributable to Core & Main, Inc. is the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA.

We define Adjusted Diluted Earnings Per Share as diluted earnings per share adjusted for (a) amortization of intangible assets, (b) loss on debt modification and extinguishment, (c) equity-based compensation, (d) expenses associated with acquisition and other activities, (e) expenses associated with the initial public offering and subsequent secondary offerings and (f) the tax impact of these Non-GAAP adjustments, divided by the weighted-average number of shares of our common stock outstanding on a fully diluted basis for the applicable period. Diluted earnings per share is the most directly comparable GAAP measure to Adjusted Diluted Earnings Per Share.
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
The following table sets forth a reconciliation of net income or net income attributable to Core & Main, Inc. to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
Net income attributable to Core & Main, Inc.	$137	$133	$371	$347
Plus: net income attributable to non-controlling interest	6	7	18	20
Net income	143	140	389	367
Depreciation and amortization (1)	47	46	140	137
Provision for income taxes	47	47	124	122
Interest expense	30	36	91	106
EBITDA	$267	$269	$744	$732
Equity-based compensation	4	4	14	11
Acquisition and other expenses (2)	3	4	6	8
Adjusted EBITDA	$274	$277	$764	$751
(1)Includes depreciation of certain assets which are reflected in “cost of sales” in our Statement of Operations.
(2)Represents expenses associated with acquisition and other activities, including transaction costs, post-acquisition employee retention bonuses, severance payments and expense recognition of purchase accounting fair value adjustments (excluding amortization).

The following table sets forth a reconciliation of diluted earnings per share to Adjusted Diluted Earnings Per Share for the periods presented:

	Three Months Ended		Nine Months Ended
	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
Diluted earnings per share	$0.72	$0.69	$1.94	$1.79
Amortization of intangible assets	0.19	0.19	0.56	0.55
Equity-based compensation	0.02	0.02	0.07	0.05
Acquisition and other expenses (1)	0.02	0.02	0.03	0.04
Income tax impact of adjustments (2)	(0.06)	(0.06)	(0.15)	(0.15)
Adjusted Diluted Earnings Per Share	$0.89	$0.86	$2.45	$2.28
(1)Represents expenses associated with acquisition and other activities, including transaction costs, post-acquisition employee retention bonuses, severance payments and expense recognition of purchase accounting fair value adjustments (excluding amortization).

(2)Represents the tax impact on non-GAAP adjustments for amortization of intangibles, equity-based compensation, and acquisition and other expenses.
Recently Issued and Adopted Accounting Pronouncements and Accounting Pronouncements Issued But Not Yet Adopted
Refer to Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
A summary of our significant accounting policies are discussed in Note 2 to the audited consolidated financial statements in our 2024 Annual Report on Form 10-K. The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates and assumptions are based on historical experiences and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results of operations and require management judgment. There have been no significant changes to these policies which have had a material impact on the Company’s interim unaudited condensed consolidated financial statements and related notes during the three and nine months ended November 2, 2025.

Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of November 2, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These risks include fluctuations in interest rates, foreign currency exchange rates and prices, including price fluctuations related to substantially all of our products.
Interest Rate Risk
Our credit facilities bear interest at a floating rate. The Senior Term Loan Credit Facility and the Senior ABL Credit Facility bear interest generally equal to Term SOFR plus an applicable margin. As a result, we are exposed to fluctuations in interest rates to the extent of our net borrowings under the Senior Term Loan Credit Facility and the Senior ABL Credit Facility. As of November 2, 2025, our net borrowings under the Senior Term Loan Credit Facility and the Senior ABL Credit Facility were $2,172 million. As such, excluding the impact of any interest rate swap, each one percentage point change in interest rates would result in an approximately $22 million change in the annual interest expense on the Senior Term Loan Credit Facility. As of November 2, 2025, assuming availability under our Senior ABL Credit Facility was fully utilized, each one percentage point change in interest rates would result in an approximately $12 million change in annual interest expense. See “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Key Factors Affecting Our Business—Interest Rates.”
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
Foreign Currency Risk
We are exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars. As of November 2, 2025, our foreign currency operations were not material and a hypothetical 10% change in the relative value of the U.S. dollar would not materially impact the Company’s net earnings.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports under the Exchange Act that we file with the U.S. Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that, as of November 2, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
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
None.
b. Use of Proceeds from Public Offering of Common Stock
None.
c. Issuer Purchases of Equity Securities
The following is a summary of our repurchases of shares of Class A common stock during the three months ended November 2, 2025:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
August 4 - August 31(1)	2,125	$64.28	—	$277
September 1 - September 30(1)(2)	876,478	50.23	—	233
October 1 - November 2(1)(2)	114,397	52.68	—	227
	993,000	$50.54	—	$227
(1) Reflects repurchases by the Company of shares of our Class A common stock pursuant to employee tax withholding obligations and strike price settlement upon exercise of unit appreciation rights and vesting of restricted stock units pursuant to terms of the Company’s 2021 Omnibus Equity Incentive Plan.
(2) Includes the repurchase by the Company of 990,136 shares of our Class A common stock for an average price per share of $50.51 through open market transactions during the three months ended November 2, 2025 as part of the Repurchase Program (as defined in Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Director and Officer Trading Arrangements
Item 408(a) of Regulation S-K requires the Company to disclose whether any of its directors or officers have adopted or terminated (i) any trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); and/or (ii) any written trading arrangement that meets the requirements of a “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K. During the quarter ended November 2, 2025, the following activity occurred requiring disclosure under Item 408(a) of Regulation S-K.
Orvin T. Kimbrough, Director, adopted a new trading arrangement on October 17, 2025 providing for the sale of up to 27,749 aggregate shares of the Company’s Class A common stock between January 16, 2026 and July 16, 2026.
Margaret M. Newman, Director, adopted a new trading arrangement on October 8, 2025 providing for the sale of up to 38,616 aggregate shares of the Company’s Class A common stock between January 7, 2026 and December 31, 2026.
Each of the above trading arrangements is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s Policy on Trading in Securities.

Item 6. Exhibits

Exhibit Number	Description

10.1
Executive Transition Agreement, dated as of September 5, 2025, by and between Core & Main LP and John R. Schaller (incorporated by reference to Exhibit 10.1 to Core & Main’s Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2025 filed on September 9, 2025.†

31.1
Certification by Mark R. Witkowski, Core & Main’s Principal Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification by Robyn L. Bradbury, Core & Main’s Principal Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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

Date: December 9, 2025	CORE & MAIN, INC.

	By:	/s/ Mark R. Witkowski
Name: Mark R. Witkowski
Title: Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Robyn L. Bradbury
Name: Robyn L. Bradbury
Title: Chief Financial Officer
(Principal Financial Officer)