Form 10-K
period 2026-02-01
Core & Main, Inc.
filed 2026-03-24
CIK 1856525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $11,940 million.
As of March 20, 2026, there were 188,072,306 shares of the registrant’s Class A common stock, par value $0.01 per share, and 6,577,704 shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I
Item 1. Business
Our Company
Core & Main, Inc. (“Core & Main” and collectively with its subsidiaries, the “Company,” “we,” “our” or “us”) is a holding company and its primary material assets are its direct and indirect ownership interest in Core & Main Holdings, LP, a Delaware limited partnership (“Holdings”), and deferred tax assets associated with this ownership. Core & Main is a leading specialty distributor dedicated to advancing reliable infrastructure with local service, nationwide. With a focus on water, wastewater, storm drainage and fire protection products, and related services, we provide solutions to municipalities, private water companies and professional contractors across municipal, non-residential and residential end markets. Our specialty products and services are used primarily in the maintenance, repair, replacement and new construction of water, wastewater, storm drainage and fire protection infrastructure. We are one of only two national distributors operating across large and highly fragmented markets, which we estimate to represent approximately $44 billion in annual sales.
As of February 1, 2026, we had a network of over 370 branch locations across the United States (“U.S.”) and Canada, which serve as a critical link between more than 5,000 suppliers and a diverse and long-standing base of over 60,000 customers. Our sales reach, technical product knowledge, broad product portfolio, customer service, project planning and delivery capabilities, customer service and ability to provide local expertise, nationwide, make us a critical partner to both our customers and suppliers.
We offer a comprehensive portfolio of more than 225,000 products covering a full spectrum of specialized solutions to address aging water infrastructure, including pipes, valves & fittings, storm drainage products, fire protection products and smart metering products. Our products are generally unique to our industry and must meet municipal, state and federal specifications and engineering standards.
We have a balanced mix of sales across product categories, end markets and construction sectors. We estimate we derived approximately 44% of our net sales for the fiscal year ended February 1, 2026 (“fiscal 2025”) from the municipal end market, 38% from the non-residential end market and 18% from the residential end market. Furthermore, we estimate we had a near-equal mix of sales related to construction on new projects and existing repair and replacement projects in fiscal 2025.
Our mission is to deliver essential infrastructure products and solutions to communities for water, wastewater, storm drainage, and fire protection needs. We succeed by investing in our people to know their industries, products and customers, connecting local experts within our national network to deliver anytime, anywhere. We advance the future of water infrastructure with trusted expertise, innovative solutions, and reliable products and service.
Our History
Our first legacy distribution company dates back to 1874, and over the years, the Company has grown organically and through a series of mergers and acquisitions. In 2005, The Home Depot acquired National Waterworks Holdings and subsequently merged it with Hughes Supply Inc. to establish one of the leading waterworks distributors in the U.S. Under The Home Depot’s ownership, we became HD Supply Waterworks and further expanded our geographic footprint. In 2007, a group of private equity investors acquired HD Supply from The Home Depot and subsequently executed an initial public offering in 2013. In August 2017, HD Supply Waterworks was acquired by Clayton, Dubilier & Rice, LLC (“CD&R”) from HD Supply and was subsequently rebranded as Core & Main. On July 27, 2021, we completed our initial public offering of Class A common stock (the “IPO”). Since the IPO, we completed a series of secondary public offerings of shares of Class A common stock on behalf of the CD&R Investors (as defined below under Item 1A. “Risk Factors”), and as of January 25, 2024, the CD&R Investors no longer held any shares of our Class A common stock or our Class B common stock.
Our End Markets
We have diversified exposure across three primary end markets: (i) municipal; (ii) non-residential; and (iii) residential.
Based on management’s estimates, we believe that our addressable market in the U.S. and Canada for the distribution of water, wastewater, storm drainage and fire protection products, and related services, represented approximately $44 billion in sales in fiscal 2025. Growth in our industry is driven by a broad array of factors, including municipal water infrastructure spending, water and wastewater utility rates, interest rates, housing starts, commercial construction, population growth and other demographic trends.

Municipal
We estimate that approximately 44% of our net sales in fiscal 2025 were to contractors and municipalities for municipal projects, including the repair, replacement, upgrade and new construction of water and wastewater supply, filtration, storage and distribution systems. Municipalities establish local product specifications based on regulatory requirements and engineering standards. Given our extensive geographic footprint and knowledge of products and local municipal specifications, we believe we are well-equipped to anticipate and serve the needs of municipalities, private water companies and underground utility contractors who require a national reach and an extensive product offering.
Municipal demand has exhibited steady growth over the long term due to the critical need to replace aged water infrastructure. Funding for municipal projects is derived from a variety of sources, including local utility rate revenues, municipal bonds, and state revolving fund programs administered by the U.S. Environmental Protection Agency. Historically, the majority of funding has been generated at the state and local level, which we believe contributes to the stability of the municipal end market across economic cycles. In November 2021, the Infrastructure Investment and Jobs Act (“IIJA”) was signed into U.S. law, which included an allocation of $55 billion to invest in water infrastructure across the U.S., the majority of which we believe has yet to be realized. We believe these dynamics create the backdrop for a favorable funding environment and accelerated investment in projects that will benefit our business.
Non-Residential
We estimate that approximately 38% of our net sales in fiscal 2025 were directly related to water, wastewater, storm drainage and fire protection systems supporting non-residential construction activity, including commercial, industrial, institutional, warehousing, multi-family housing, and highway and street projects. Our products are often installed while breaking ground on new lot development during the initial construction phase, though some products are used during new construction and repair and replace activities. Our fire protection products are typically installed at later stages of construction projects compared to most of our other products, and they exhibit less seasonal patterns since they are generally installed indoors and are therefore less impacted by weather conditions.
Demand across the non-residential end market has historically lagged residential construction activity as commercial development is necessary to support new housing development. Over the long term, we expect, but cannot provide any assurance that, non-residential construction activity to increase as suburban and rural communities expand, and demand for our products and services increases.
Residential
We estimate that approximately 18% of our net sales in fiscal 2025 were directly related to new land and lot development to support single-family housing, where our products are installed during the early stages of development prior to vertical home construction. Over the long-term, residential construction activity is expected to grow as a result of population growth, low housing inventory and demographic population shifts. The current under-build of housing in the U.S. compared with household formations implies significant pent-up demand and continued growth going forward.
Our Strategies
We intend to capitalize on our competitive strengths to deliver profitable growth and create shareholder value through the following core strategies:
Replicate Successful Expansion in Underpenetrated Geographies
We have demonstrated an ability to successfully expand in underpenetrated geographies. We intend to continue opening new branches in areas where we have an established footprint, as well as in certain underserved markets. We believe we are well-positioned to do so given our market intelligence and ability to attract and develop key talent. We can efficiently open new branches in attractive markets given our talent pool, scale, and learning curve advantages based on past successes in entering new geographies. We have identified a substantial number of areas where we believe we are underpenetrated and thus have opportunities to open new branches or offer more product lines and services.

Increase Share with Strategic Accounts
Through our strategic accounts program, we partner with national contractors and large private water companies who typically pursue large-scale, complex projects that require greater technical expertise and specialized procurement needs. Sales through our strategic accounts program represented approximately 5% of our fiscal 2025 net sales. We believe we are well-positioned to grow our share with these customers due to our dedicated sales team, which includes engineers and other experts who can provide valuable insights on large, complex projects, including cases in which our customers are asked to design and build new water systems or wastewater treatment plants. Our partnerships with these customers extend throughout the entire project lifecycle, from the pre-bidding design phase to post-project support. We believe our strategic partnerships and national supplier relationships will continue to generate cross-selling opportunities and future business, while driving adoption within our distribution model.
Utilize National Platform to Accelerate New Product Adoption
We utilize our vast geographic footprint, customer relationships, local industry knowledge and training capabilities to introduce and accelerate the adoption of new products and technologies in our industry. Examples include the advancement of smart metering, fusible high-density polyethylene (“fusible HDPE”) and treatment plant solutions, fabrication and kitting assemblies, and geosynthetics products.
We have identified a number of underpenetrated product categories within large and attractive end markets where we believe we can expand and enhance our market share. These categories complement our core product offerings and are often specified together on complex infrastructure projects. By leveraging our existing branch network, local market expertise, national scale and established supplier relationships, we are able to bundle products and services and deepen our role as a solutions partner for customers. We believe this approach allows us to scale these product lines efficiently and pursue incremental growth opportunities with modest capital investment and low working capital requirements.
Strategically and Systematically Pursue Value-Enhancing Acquisitions
Strategic acquisitions are a key component of our long-term growth strategy, executed through a disciplined, repeatable, process-driven approach. We have a proven track record of acquiring and integrating businesses that expand our geographic footprint, broaden our product and service offerings, and add high-quality talent. Our established acquisition platform meaningfully enhances our ability to consistently attract and acquire high-quality companies in our highly fragmented market.
Our experienced mergers and acquisitions (“M&A”) team proactively build and manage a robust pipeline of highly synergistic targets, working closely with field leadership to ensure alignment in our process. This structured approach has enabled us to consistently generate operational synergies and margin improvement from acquired businesses through broader product breadth, enhanced purchasing capabilities, facility optimization, and disciplined working capital management. See an overview of completed acquisitions for fiscal 2025, the fiscal year ended February 2, 2025 (“fiscal 2024”) and the fiscal year ended January 28, 2024 (“fiscal 2023”) in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Business” of this Annual Report on Form 10-K.
We believe we are widely recognized as the acquirer of choice in our industry, driven by our strong reputation, entrepreneurial culture, and unwavering commitment to the development and well-being of our people. Our integration philosophy centers on collaborative partnership with acquired company leadership, ensuring a thoughtful associate transition into our systems and processes, while safeguarding the local expertise, customer relationships and cultural strengths that underpin long‑term success.
Execute on Margin Enhancement Initiatives
We have improved our gross margin over the years due to several initiatives, including private label product expansion, sourcing optimization, data-driven pricing strategies and an expansion of value-added products and services. We have complemented these initiatives with accretive acquisitions, which has resulted in sustainable margin expansion.
Our private label initiative includes a highly scalable assortment of private label brands and products utilized in water, wastewater and fire protection applications. We believe our global sourcing capabilities and strong international supplier relationships, as well as the potential for automated distribution and logistics, will continue to create competitive pricing advantages. We are expanding our direct sourcing and distribution capabilities through the addition of private label products and incremental warehouse capacity in order to drive further margin expansion in the future.
The terms on which we purchase products from many of our suppliers entitle us to receive a rebate based on the amount of our purchases, a discount for timely payment or other favorable terms reflected in our historical results. Our national category management team actively manages our spending with suppliers in order to optimize pricing and supplier incentives to expand gross margins.

Additionally, we have a centralized team dedicated to driving margin improvement through pricing analytics. An end-to-end review of our pricing strategies identified key margin enhancement opportunities, including continued optimization of system-wide pricing through technology enhancements, and data-driven customer and product analysis that enable us to identify price optimization opportunities and mitigate potential margin impacts from changes in product costs. We believe these gross margin initiatives, in addition to our ability to drive productivity and leverage our fixed costs, create a path to drive a sustainable margin expansion over the long-term.
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
We intend to continue investing in our already strong talent base by attracting and developing associates. Our training and leadership curricula and inclusion programs drive high associate engagement and a positive associate experience. In addition, we deliver attractive career growth opportunities to our associates while leveraging their knowledge and expertise.
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
Pipes, Valves & Fittings
Pipes, valves, hydrants and fittings are used in the distribution and flow control of water and wastewater transmission networks. Our pipe products come in a variety of sizes and include materials such as PVC, ductile iron, fusible HDPE and copper. Our pipe products are manufactured specifically for our industry, and they must adhere to the local specifications and regulations of municipalities across the country. Our valves are used to control the flow of water within water transmission networks and are often specified to meet the needs of each project. Our hydrants provide a point-of-access for fire fighters to quickly tap into pressurized water systems, which vary based on local municipal specifications and regulations. Our fittings and restraints, made from a variety of materials depending on local municipal specifications and regulations, are used to connect pipe sections, valves and other devices to each other. This category also includes other complementary products and services used for the service, repair and replacement of underground water infrastructure.
Pipes, valves & fittings products accounted for approximately 67% of our net sales in fiscal 2025.
Storm Drainage
Our storm drainage products are used in the repair and construction of stormwater management systems to retain, detain and divert stormwater runoff. Our storm drainage product offering includes corrugated HDPE and metal piping systems, retention basins, inline drains, manholes, grates, geosynthetics, and other related products. Our storm drainage product offering varies by market depending on local codes and engineering specifications.
Storm drainage products accounted for approximately 16% of our net sales in fiscal 2025.
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
Fire protection products accounted for approximately 8% of our net sales in fiscal 2025.

Meters
Our meters products are used for water volume measurement and regulation, and include automated meter reading and advanced metering infrastructure technologies. We offer multi-stage metering solutions to our customers, including meter accessories, meter installation, network infrastructure and software installation, training and long-term service contracts to deliver cost efficiencies to our customers. Our meters and advanced metering technology provide labor savings benefits for our municipal customers and help reduce water loss through leak detection.
Meter products accounted for approximately 9% of our net sales in fiscal 2025.
Our Customers
We have a fragmented customer base that consists of over 60,000 customers. Our top 50 customers represented approximately 12% of our net sales in fiscal 2025, with our largest customer accounting for approximately 1% of net sales.
Our customers choose us for our breadth of products and services, extensive industry knowledge, familiarity with local municipal specifications, convenient branch locations and project management capabilities. We utilize our deep supply chain relationships to provide customers with a “one-stop-shop” experience and customized support in their efforts to maintain and construct water, wastewater, storm drainage and fire protection systems. Our scale and geographic footprint allows us to obtain preferred access to products for our customers, even during periods of material shortages. We have the ability to serve both smaller, local customers and larger, national customers with relevant expertise and the right inventory on hand. Our local sales associates take a consultative sales approach, using knowledge of the local regulatory requirements and municipal specifications to provide customer-specific product and service solutions. We are deeply involved in our customers’ planning processes, and we have the ability to support our customers by converting engineered drawings into accurate and comprehensive material project plans. For specific metering, treatment plant, storm drainage, geosynthetics, or fusible HDPE pipe solutions, our sales associates partner with a deep and dedicated team comprised of several hundred national and regional product specialists to assist customers in project scoping and specialized product selection. Our technical knowledge and experience are complemented by our proprietary technology tools, which enable us to work closely and efficiently with our customers in material management, timely inventory purchasing, quoting and coordinated jobsite delivery. We believe our technology tools build customer loyalty and drive repeat business, and also create a competitive advantage over smaller competitors who may not have the scale or resources to provide similar technology or services.
Our Suppliers
We have strong relationships with our suppliers due to our long history in the industry, substantial purchasing scale, national footprint and ability to reach a fragmented customer base. Our national footprint and reach to local communities are essential to our suppliers, as we have a highly developed understanding of the local markets, customer base and growth opportunities. We believe we are one of the largest volume customers for many of our suppliers, leading to favorable purchasing arrangements regarding product availability, payment terms and pricing. Our scale also enables us to secure distribution rights that are either exclusive or given to a limited number of distributors in key product categories, and to provide key products to customers that are unavailable to our competitors. Our size and national reach, supplier relationships, and technical knowledge of products and municipal specifications enable us to obtain preferred access to specialized products and preferred access to products during periods of material shortages, or when shorter-than-usual lead times are required for certain projects. This provides us with a competitive advantage versus smaller competitors, particularly for large and complex projects. Our largest single supplier represented approximately 7% of product expenditures in fiscal 2025, and our top ten suppliers represented approximately 45% of total product expenditures during the same period. We strategically conduct business with our top suppliers in order to optimize our purchasing advantages, but we also have the flexibility to source the majority of our products from a number of alternate suppliers when necessary.
Our Competition
The water, wastewater, storm drainage and fire protection products distribution industry, and the end markets we serve, are highly fragmented. We face competition on a national level from only one other distributor, but we are unique in our dedicated focus on water and fire protection infrastructure. The remainder of our market is served by hundreds of regional, local and specialty niche distributors, and through direct sales by suppliers to end users. We estimate that our net sales accounted for approximately 17% of our $44 billion addressable market in fiscal 2025.
The principal competitive factors in our industry include the breadth, availability, access and pricing of products and services, technical knowledge and project planning capabilities, local expertise, as well as delivery capability and reliability. We believe we are a leader in our industry, and our national reach gives us meaningful competitive advantages compared to our smaller competitors.

Our Operating Structure
We strategically organize our branch network to meet the specific needs of our customers in each local market, and we support our branches with the resources of a large company, delivered through district and regional management, including company-wide sales, operations and back-office functions. We believe this allows each local branch manager to tailor his or her branch’s strategy, marketing, and product and service offerings to address the specific needs of customers in each market, while maintaining many of the benefits of our Company’s scale. Our branch associates have the opportunity to earn competitive compensation through our performance-based compensation plans, which are based on local performance.
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
Our branch operational structure is organized by district and then by region to optimize both the oversight and sharing of resources and products. Each region is led by a regional vice president who manages a multi-state territory. This regional structure enables us to address the specific management, strategic and operational needs of each region.
Our Distribution Network
Our branch-based business model is the core of our operations and the primary component of our distribution network. Our branches are strategically located near our customers and vary in size depending on local demand and customer needs. Our branches employ an average of 12 associates including branch management, sales representatives, warehouse staff, drivers and other support staff. Each branch sells approximately 4,500 products on average, with many of them on hand as inventory and the rest available for delivery. Our branch managers have the autonomy to optimize their product and service offerings based on the local specifications, regulations and customer preferences within each market.
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
We also offer direct distribution options to our customers on a wide range of products. This value-added service includes logistics and sourcing for larger products and quantities between our suppliers and our customers, which we believe helps our customers with inventory management and delivery scheduling, particularly when working on large-scale projects with multiple phases and delivery schedules. Contractors work with our teams throughout all phases of the project life cycle, including estimating and material “take-off,” product sourcing and bid preparation through delivery. Leveraging our vast supplier network, we are able to arrange convenient direct shipment to jobs, which can be aligned to each phase of the project.
Our Sales Force
We employ a large network of customer support representatives, the majority of whom are inside sales representatives based at local branches. Inside sales representatives are responsible for project management, coordinating incoming orders, providing estimates and ordering material. Our customer support representatives also include over 600 field sales representatives who routinely visit existing customers, potential customers and jobsites. These field sales representatives remain attuned to activity in their local market, identifying and tracking active projects, and they are responsible for generating sales and identifying new customers and projects. They also directly assist and educate customers, taking a consultative approach and helping with custom projects and product solutions tailored to our customers’ needs.
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

As of February 1, 2026, we employed approximately 5,600 associates, the majority of whom are assigned to local branches to support our customers and their project needs. Approximately 116 of our associates were covered by collective bargaining agreements.
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
Organizational Structure
Core & Main was incorporated on April 9, 2021 for the purpose of facilitating the IPO and other related transactions in order to carry on the business of Holdings and its consolidated subsidiaries. Core & Main is a holding company that indirectly owns Core & Main LP through its ownership interest in Holdings. Core & Main’s primary material assets are its direct and indirect ownership interest in Holdings and deferred tax assets associated with such ownership. For more information regarding our holding company structure, see Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. As of February 1, 2026, Core & Main held a 96.7% ownership interest in Holdings with the remaining ownership interest held by Core & Main Management Feeder, LLC (“Management Feeder”).
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
Our business is largely dependent on activity in the U.S. residential and non-residential construction markets, which are volatile and subject to cyclical market pressures. The length and magnitude of these cycles have varied over time and by market. Approximately 18% and 38% of our net sales in fiscal 2025 were directly related to the U.S. residential and non-residential end markets, respectively. The level of activity in the U.S. residential and non-residential construction markets is based on numerous factors such as availability of credit, interest rates, general economic conditions, consumer confidence and other factors that are beyond our control. For example, interest rate increases in fiscal 2023 were a contributing factor to slowing new lot development and contraction in the residential end market. Although the Federal Reserve Board of Governors (“FRB”) cut certain benchmark interest rates in fiscal 2024 and fiscal 2025, it is uncertain if the FRB will raise or lower interest rates in the future and, if so, to what level and for how long. Interest rate increases or the lack of anticipated interest rate decreases may result in decreased levels of activity in the U.S. residential and non-residential construction markets that could have a material adverse effect on our business or financial condition.
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
The market for the distribution of our products and services is affected by national, regional and local slowdowns in the amount spent by municipalities on infrastructure. We supply many of our products to contractors in connection with municipal projects. Approximately 44% of our net sales in fiscal 2025 were related to the municipal market. Many of the factors that influence municipal infrastructure spending are not within our control.
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

Our financial performance is impacted by price fluctuations in the cost to procure substantially all the products we sell and our ability to reflect these changes, in a timely manner, in our customer pricing. The costs to procure the products we sell are historically volatile and subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor and material costs, competition, market speculation, government regulation, weather events, trade policies and periodic delays in the delivery of our products. If we are able to pass through price increases to our customers, our net sales will increase; conversely, during periods of deflation, our customer pricing may decrease to remain competitive, resulting in decreased net sales. The prices of products we purchase and sell increased in the fiscal year ended January 29, 2023 (“fiscal 2022”) due to several factors, including, but not limited to, constraints in the supply chain associated with labor, global logistics, general inflationary pressures and availability of raw materials, that are in part due to conflict in countries that export raw materials in our products and other weather events. These factors led to decreased availability of certain products that we purchase from our suppliers. In fiscal 2023, we saw improvements in the supply chain and more predictable lead times for certain products that led to price stability, but for other products the supply chain remained constrained. In fiscal 2024, certain suppliers and product lines experienced greater product availability that resulted in slightly lower selling prices for these product lines. Additional supply chain disruptions may result in increases in product costs which we may not be able to pass on to our customers, loss of sales due to lack of product availability or potential customer claims from the inability to provide products in accordance with contractual terms. Disruptions caused by natural disasters or similar extreme weather events may also affect our ability to both maintain key products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect the Company. Any material shortage of products in the market as a result of natural disasters or similar extreme weather events can negatively impact our net sales, and we may not be able to offset increased product costs via corresponding price increases. A shortage of available manufacturing capacity, or excess capacity, in the industry can result in significant increases or declines in the supply of our products, which in turn results in fluctuations in the market prices for our products, sometimes within a short period of time. Although in some cases we have firm price quotes with our suppliers that fix the price at which we purchase products for a defined period of time, we have experienced termination of certain contracts through the enactment of force majeure contractual clauses.
We may experience price volatility associated with the implementation or rescission of tariffs or other restrictions placed on foreign imports by the U.S. or any related countermeasures taken by impacted foreign countries. Tariff-related activities may also impact the level of demand associated with products subject to tariffs as our customers may seek alternative products. There have recently been significant changes to international trade policies and tariffs affecting imports. The U.S. government has announced tariffs and trade restrictions on certain goods produced outside the United States. In February 2026, the U.S. Supreme Court struck down certain of these tariffs, but the U.S. government has indicated it may impose replacement or supplemental tariffs in response to the decision. We believe our exposure to tariffs is limited as over three-quarters of products that we purchase are manufactured domestically. In response to the tariffs announced by the U.S., other countries have imposed new or increased tariffs on certain exports from the U.S. There is currently significant uncertainty about the future relationship between the U.S. and other countries with respect to trade policies, cost of raw materials, government regulations and tariffs. We cannot predict whether, and to what extent, current tariffs will continue, or trade policies will change in the future. It remains unclear what, and the timing of, future actions may be taken by the U.S. or other governments with respect to international trade agreements, the imposition or removal of tariffs on goods imported into or exported from the U.S., the creation or removal of barriers to trade, tax policy related to international commerce, or other trade matters, and the impact of those actions on the cost of products we purchase and sell.
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
We balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence due to changing customer or consumer requirements, specification changes and fluctuating product costs. If we overestimate demand and purchase too much of a particular product, we face a risk of having excess quantities on hand and that the price of that product will fall, leaving us with inventory that we cannot sell at historical profit margins or record a material charge if we are required to write-down inventory at net realizable value. Even after an inventory write-down we would likely not be able to sell the inventory at historical product margins. If we underestimate demand and purchase insufficient quantities of products, inventory shortages could result in delayed revenue, loss of sales opportunities, and/or reduced profit margins. Either of these scenarios could have a material adverse effect on our business or financial condition. These risks are elevated during periods of supply chain disruption as we may simultaneously be unable to obtain certain products in a timely manner and increase on-hand quantities of other products.
Acquisitions and other strategic transactions involve a number of inherent risks, any of which could result in the benefits anticipated not being realized.
Acquisitions are an important component of our growth strategy, and we regularly consider and enter into strategic transactions, including mergers, acquisitions, investments and other growth, market and geographic expansion strategies, with the expectation that these transactions will result in increases in net sales, cost savings, synergies and various other benefits. However, there can be no assurance that we will be able to continue to grow our business through acquisitions or other strategic transactions as we have done historically or that any businesses acquired will perform in accordance with expectations or that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove to be correct. Our ability to deliver the expected benefits from any strategic transactions that we complete is subject to numerous uncertainties and risks, including our ability to integrate personnel, labor models, financial, supply chain and logistics, IT and other systems successfully; disruption of our ongoing business and distraction of management and other critical personnel; hiring additional management and other critical personnel; and increasing the scope, geographic diversity and complexity of our operations. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our existing business, it could have a material adverse effect on our business or financial condition. Moreover, because we regularly consider and enter into strategic M&A transactions, the integration of businesses may create complexity in our financial systems and internal controls and make them more difficult to manage. Such integration into our internal control system could cause us to fail to meet our financial reporting obligations. We will continue to analyze and evaluate the acquisition of strategic businesses and other strategic transactions with the potential to strengthen our industry position or enhance our existing product offerings. Moreover, consolidation in our industry could make it more difficult for us to maintain operating margins and could also increase competition for our potential acquisition targets and result in higher purchase price multiples.
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
We may elect to divest certain assets or part of our business that do not align with our strategic direction. A divestiture could result in the decrease in net sales and net income in future periods. In addition, there are no assurances that we will receive a fair value that meets the expectations of shareholders in conjunction with a divestiture. In connection with any divestitures, we may incur liabilities for breaches of representations and warranties or failure to comply with operating covenants under any agreement for a divestiture. In addition, we may indemnify a counterparty in a divestiture for certain liabilities of the subsidiary or operations subject to the divestiture transaction. These liabilities, if they materialize, could have a material adverse effect on our business or financial condition.
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
The markets in which we operate are fragmented and highly competitive. Competition varies depending on product line, type of customer and geographic area. We have only one major national competitor, but we also face competition from regional and local competitors and a limited number of manufacturers who sell directly to large customers within our customer base. We estimate that our net sales accounted for approximately 17% of our $44 billion addressable market in fiscal 2025. Any failure to compete with our national, regional or local competitors could have a material adverse effect on our business or financial condition. The fragmented nature of the markets in which we operate could attract new entrants to the distribution space. A new entrant with substantial resources could lead to increased competition and could have a material adverse impact on our sales and make it more difficult to maintain operating margins.
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
We buy our products and supplies from suppliers that manufacture and source products from the U.S. and abroad. We enter into agreements with many of our suppliers that provide us with exclusive or limited distribution rights, limiting our competitors’ ability to source materials from such suppliers. Our ability to identify and develop relationships with qualified suppliers and enter into exclusive or limited distribution rights agreements with suppliers who can satisfy our standards for quality and our need to access products and supplies in a timely and efficient manner is important to our success. In fiscal 2025, our top supplier accounted for approximately 7% of our product expenditures. Our top ten largest suppliers accounted for approximately 45% of our total purchases in fiscal 2025. We generally have multiple sources of supply, however, in some cases, materials are provided by a single supplier. Any failure to maintain our relationship with any of our top ten largest suppliers, the loss of a sole source supplier, or a failure to replace any such supplier that is lost, could have a material adverse effect on our business or financial condition.
We may be required to replace a supplier if their products do not meet our quality or safety standards. In addition, our suppliers could discontinue selling products at any time for reasons that may or may not be in our control or the suppliers’ control, including shortages of raw materials, environmental and social supply chain issues, labor disputes or weather conditions. Disruptions in transportation lines may also cause global supply chain issues that affect us or our suppliers. Global economic conditions and escalation of geopolitical conflicts may also result in global supply chain issues that adversely impact our access to products and supplies.
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
The rebate programs we negotiate with our suppliers often require us to purchase minimum quantities or dollar amount of purchases to qualify for the rebate and result in higher rebates with increased quantities or dollars purchased. Even if our rebate programs are not adversely affected through negotiation, we may not earn rebates at levels commensurate with historical periods, and our gross margin percentage may be adversely impacted. Changes to our end markets that decrease demand for products or planned inventory reductions due to more reliable lead times for products may cause us to fall short of minimum quantities or dollar amounts required to earn a rebate or preclude us from reaching the highest rebates offered by our suppliers. As many rebate programs are calculated as a percentage of dollars spent, deflation in product costs can adversely impact rebates earned relative to historical periods.
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
Approximately 98% of our net sales volume in fiscal 2025 was facilitated through the extension of credit to our customers whose ability to pay is dependent, in part, upon the economic strength of the industry in the areas in which they operate. In some cases, our extension of credit is secured by mechanic liens or surety bonds backed by a surety company, but such security does not guarantee collection. If a customer is unable to pay off our mechanic lien or if such lien is not superior to other lienholders and creditors, we may not be able to recoup our extension of credit. The credit we extend to a customer depends on both the financial strength of the customer and the nature of the project in which the customer is involved. Certain customers may not make payments to us until they receive payments from their own customers. Supply chain constraints may extend project completion dates and ultimately the time until we receive full payment from our customers. The inability of our customers to pay off their credit lines in a timely manner, or at all, could have a material adverse effect on our business or financial condition. Furthermore, our collections efforts with respect to non-paying or slow-paying customers could negatively impact our customer relations going forward. If our collections process fails to collect money due from a customer, we may be forced to initiate litigation against such customer to compel payment. Any such litigation could be costly, and the outcome would be uncertain.
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
Our facilities and operations are subject to a broad range of federal, state and local environmental, health and safety laws, including those relating to the release of hazardous materials into the environment, the management, treatment, storage and disposal of hazardous materials and wastes, the investigation and remediation of contamination and the protection of our associates. We have incurred, and expect to continue to incur, capital expenditures in addition to ordinary course costs to comply with applicable current and future environmental, health and safety laws. More stringent or complicated federal, state or local environmental rules or regulations could increase our operating costs and expenses. Our failure to comply with environmental, health and safety laws may result in fines, penalties, enforcement actions and other sanctions as well as liability for response costs, property damages and personal injuries resulting from releases of, or exposure to, hazardous materials. We could also be held liable for the costs to address contamination at any real property we have ever owned or operated or used as a storage or disposal site. In addition, changes in, or new interpretations of, existing laws, the discovery of previously unknown contamination, or the imposition of other environmental, health or safety liabilities or obligations in the future, including additional investigation or other obligations with respect to any potential health hazards of our products or business activities, may lead to additional compliance or other costs that could have a material adverse effect on our business or financial condition.
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
Companies across all industries are facing increasing scrutiny from customers, regulators and other stakeholders related to their ESG and sustainability practices. Investor advocacy groups, proxy advisory firms, certain institutional investors and lenders, investment funds and other influential investors and rating agencies are also increasingly focused on ESG and sustainability practices and matters and on the implications and social cost of their investments and loans while other market participants have evidenced opposition to certain companies’ consideration of such practices and matters. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence and disclosure. Increased focus on ESG and sustainability matters could have a material adverse effect on our business or financial condition, and expose us to new or additional risks, including as described below.
We recognize that many of our shareholders, associates, suppliers, customers, regulators and other stakeholders expect us to continue to focus on long-term sustainable performance while considering the positive impact we can have on the environment and in our communities. This includes addressing significant, relevant ESG factors, further working to prioritize sustainable energy practices and reducing our carbon footprint. We must make strategic investments to ensure our sustainability goals and objectives are responsive to the broader market environment and directly tied to our overarching business priorities. We have incurred and expect to continue to incur costs and capital expenditures in doing so, and certain of such future costs and capital expenditures could be material. From time to time, the SEC and state regulators in California and other U.S. states in which we sell our products have proposed, phased in, are phasing in, or may phase in, climate-related regulations. Such regulations could cause us to incur additional compliance and reporting costs, certain of which could be material, including related to monitoring, collecting, analyzing and reporting new metrics and implementing systems and procuring additional internal and external personnel with the requisite skills and expertise to serve those functions and provide necessary attestation, as applicable. Such costs could have a material adverse effect on our business or financial condition.
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
Due to the nature of our business, we may be subject to legal proceedings, regulatory disputes, and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, financial condition, and operating results.
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
In particular, product quality issues as a result of our suppliers’ or manufacturers’ acts or omissions could negatively impact customer confidence in our brands and our products. As we do not have direct control over the quality of the products manufactured or supplied by such third-party suppliers, we are exposed to risks relating to the quality of the products we distribute. If our product offerings do not meet applicable safety standards or customers’ expectations regarding safety or quality or are alleged to have quality issues or to have caused personal injury or other damage, we could experience lower revenue and increased costs and be exposed to legal, financial and reputational risks, as well as governmental enforcement actions. In addition, actual, potential or perceived product safety concerns could result in costly product recalls.
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
Although the majority of our overall product offerings relate to distribution for which we engage in no significant manufacturing, we do perform light fabrication services for certain product categories, including fire protection, storm drainage, geosynthetics and erosion control, meter sets and fusible HDPE piping products, which collectively accounted for less than 5% of our net sales in fiscal 2025 and which we believe are products with significant opportunities for growth. Any difficulties with, or interruptions of, our fabrication service operations could delay our output of products and harm our relationships with our customers. If our fabrication processes fail, we may fail to perform on our contracts with our customers unless we are able to obtain comparable products or services in a timely and cost-effective manner. Further, the performance of fabrication services on the products we sell may increase our exposure to product defect liabilities for which we have no recovery of losses through supplier indemnification. If we are unable to fabricate certain products, find suitable replacements for them or experience product defect liabilities it could have a material adverse effect on our business or financial condition.
We are subject to certain safety and labor risks associated with the distribution and fabrication of our products.
As of February 1, 2026, we employed approximately 5,600 associates in total, a significant percentage of whom work at our branch locations. Our business involves transporting industrial water, wastewater, storm drainage and fire protection products and operating heavy machinery such as forklifts and tractor trailers, and there is a risk that an accident or death could occur in one of our facilities. We operate a large fleet of trucks and other vehicles and therefore face the risk of traffic accidents. The outcome of any personal injury, wrongful death or other litigation is difficult to assess or quantify and the cost to defend litigation can be significant. Although we currently maintain insurance, including, but not limited to, workers’ compensation, automobile and general liability, there can be no assurance that we will be able to maintain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate protection against potential liabilities. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith or negative effects on associate morale, could have a material adverse effect on our business or financial condition.

We provide medical coverage to some of our associates through a self-insured preferred provider organization. In fiscal 2025 we experienced unfavorable trends in medical costs and incidence of high-dollar claims. We may experience further increases in medical costs and unfavorable medical claim activity that could have a material adverse effect on our financial condition. Though we believe that we have adequate insurance coverage in excess of self-insured retention levels, our business or financial condition may be adversely affected if the number and severity of insurance claims increases.
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
Our competitive environment may be impacted by technological innovation and we may be required to invest in technology to maintain our position in the industry.
To sustain and improve our competitive position, we are continually evaluating and investing in technology that can enhance our customer experience and minimize our cost structure. The design, development, and implementation of new technology and systems carries inherent risks. For example, the development and implementation of such technology and systems may distract management from operations or result in operational inefficiencies or other unforeseen complications that may adversely affect our business operations and customer relationships. We may not realize the anticipated benefits associated with certain investments in technology and systems and may be required to record material non-cash impairment charges. However, failure to develop such technology, not being first to market or not having industry leading features relative to others in our industry could put us at a competitive disadvantage. Any of these developments could have a material adverse impact our business, financial position and results of operations.

An impairment of goodwill, intangible assets or other long-lived assets could have a material adverse effect on our financial position or results of operations.
Our acquisitions frequently result in the recording of goodwill and other intangible or long-lived assets. As of February 1, 2026, goodwill and amortizing intangible assets, net of accumulated amortization, represented 32% and 14%, respectively, of our total assets. Goodwill is not amortized and is subject to impairment testing at least annually using a fair value-based approach. Future events, such as declines in our cash flow projections or customer demand, may cause impairments of our goodwill or long-lived assets, including intangible assets, based on factors such as the price of our common stock, projected cash flows, assumptions used, control premiums or other variables. In addition, if we divest long-lived assets at prices below their asset value, we must write them down to fair value resulting in long-lived asset impairment charges, which could adversely affect our financial position or results of operations. We cannot accurately predict the amount and timing of any impairment of assets, and, in the future, we may be required to take additional goodwill or other asset impairment charges. Any such non-cash charges could have a material adverse effect on our business or financial condition.
Our intangible assets include costs capitalized for development, design and implementation of internal use software. The Company has capitalized $36 million associated with ongoing internal use software projects. These intangible assets are assessed for impairment when a triggering event occurs including at the point it is determined that the internal use software will not fulfil its intended use. If we cease development of the internal use software prior to finalizing the implementation, the Company’s determination would result in an impairment of the intangible asset.
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
Most of our net sales are made to customers that do not have contracts in place and are not contractually obligated to purchase products from us. Our repeat business with respect to these customers largely depends on these customers’ satisfaction with our products and our customer service. At any time, these customers can stop purchasing our products from us and cease doing business with us. We cannot be sure that any particular customer will continue to do business with us for any period of time.
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
As of February 1, 2026, we had total consolidated indebtedness of $2,166 million and $325 million in outstanding lease commitments. In addition, as of February 1, 2026, after giving effect to $24 million of letters of credit issued under the Senior ABL Credit Facility (as defined in Note 6 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K), Core & Main LP would have been able to borrow an additional $1,226 million under the Senior ABL Credit Facility, subject to borrowing base availability.
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
In addition, the Senior ABL Credit Facility requires Core & Main LP to comply with a consolidated fixed charge coverage ratio under certain circumstances and contains other covenants customary for asset-based facilities of this nature. Core & Main LP’s ability to borrow additional amounts under the Senior ABL Credit Facility depends upon compliance with these covenants. Events beyond our control can affect our ability to comply with these covenants.
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
Our failure to comply with our obligations under the agreements governing our indebtedness as described above, as well as others contained in any future debt instruments from time to time, may result in an event of default under the agreements governing our indebtedness. The occurrence of an event of default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. Being forced to refinance these borrowings on less favorable terms or not being able to refinance these borrowings could have a material adverse effect on our business or financial condition.
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
In addition, each of the Tax Receivable Agreements requires that any debt document that refinances or replaces our existing indebtedness be no more restrictive on our ability to make payments under each Tax Receivable Agreement than our current indebtedness, unless CD&R Waterworks Holdings, L.P., a Delaware limited partnership, and certain stockholders affiliated with CD&R that transferred all of their Partnership Interests at the time of the initial public offering (collectively, the “CD&R Investors”) otherwise consent. At the time of any such refinancing or replacing of our existing indebtedness, it may not be possible to include such terms in such debt documents, and a result, we may need the CD&R Investors’ consent to complete such refinancing or replacing of our existing indebtedness.

An increase in interest rates would increase the cost of servicing our indebtedness and could reduce our profitability, increase cash outflows, decrease our liquidity or impact our solvency.
Our indebtedness under the Senior ABL Credit Facility and the Senior Term Loan Credit Facility bears interest at variable rates. As a result, increases in interest rates could increase the cost of servicing such indebtedness and materially reduce our profitability and cash flows. As of February 1, 2026, assuming all Senior ABL Credit Facility revolving loans were fully drawn, and excluding the impact of any interest rate hedging instruments, each one percentage point change in interest rates would have resulted in an approximately $34 million increase in annual interest expense on the Senior ABL Credit Facility and the Senior Term Loan Credit Facility. The impact of such an increase may be more significant for us than it would be for some other companies because of the total amount of our indebtedness.
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
We are a holding company, and our primary material assets are our indirect ownership of Core & Main LP, through its ownership interest in Holdings, and deferred tax assets associated with this ownership. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, will be dependent upon the financial results and cash flows of our current and future subsidiaries, including Core & Main LP. There can be no assurance that our subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including covenants in the agreements that govern Core & Main LP’s indebtedness, will permit such distributions.
Holdings is treated as a partnership for U.S. federal income tax purposes and, as such, generally is not subject to any entity-level U.S. federal income tax. Instead, taxable income of Holdings, if any, will be allocated to holders of Partnership Interests, including us. Accordingly, we will generally incur U.S. federal income taxes on our allocable share of any net taxable income of Holdings.
Under the terms of the Amended and Restated Limited Partnership Agreement of Holdings, Holdings is obligated to make tax distributions to holders of Partnership Interests, including us, to the extent that other distributions made by Holdings are otherwise insufficient to pay the tax liabilities of holders of Partnership Interests. In addition to tax obligations, we are also required to make payments under the Tax Receivable Agreements that could be significant. We intend, as its general partner, to cause Holdings to make cash distributions to the holders of Partnership Interests, including us, in an amount sufficient to (i) fund all or part of their tax obligations in respect of taxable income allocated to them, (ii) cover our operating expenses and (iii) fund payments made under the Tax Receivable Agreements. However, Holdings’ ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which Holdings is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Holdings insolvent. If we do not have sufficient funds to pay taxes or other expenses or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under any Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under such Tax Receivable Agreement and therefore accelerate payments due under such Tax Receivable Agreement. In addition, if Holdings does not have sufficient funds to make distributions, our ability to declare and pay cash dividends on our Class A common stock will also be restricted or impaired. See “—Risks Related to Our Class A Common Stock”.
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
As described in greater detail in Note 7 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, under the Tax Receivable Agreements, we are required to make cash payments under the Tax Receivable Agreements. The amount of the cash payments that we will be required to make under the Tax Receivable Agreements is expected to be substantial. Any payments made by us under the Tax Receivable Agreements will generally reduce the amount of overall cash flow that might have otherwise been available to us. Furthermore, our future obligation to make payments under the Tax Receivable Agreements could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot realize some or all of the tax benefits that are the subject of the Tax Receivable Agreements. Payments under the Tax Receivable Agreements are not conditioned on any holder’s continued ownership of Partnership Interests or our common stock. As of February 1, 2026, the Company had recorded a $720 million payable to related parties pursuant to the Tax Receivable Agreements.
In addition, if Management Feeder exchanged their remaining Partnership Interests on February 1, 2026, utilizing assumptions described in Note 7 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we would recognize an additional deferred tax asset (subject to offset with existing deferred tax liabilities) of approximately $102 million and a Tax Receivable Agreement liability of approximately $87 million. The full exchange by Management Feeder will also decrease our aforementioned deferred tax asset associated with our investment in Holdings by $5 million. These amounts are estimates only and are subject to change. The actual amount and timing of any payments under the Tax Receivable Agreements will vary depending upon a number of factors, including the timing of exchanges by the holders of Partnership Interests, the amount of gain recognized by such holders of Partnership Interests, the amount and timing of the taxable income we generate in the future and the federal tax rates applicable at the time of such exchanges.
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
As a result of the foregoing, (i) we could be required to make payments under such Tax Receivable Agreement that are greater than the actual benefits we ultimately realize in respect of the tax benefits that are subject to such Tax Receivable Agreement and (ii) if we elect to terminate or negotiate an early settlement of the Tax Receivable Agreement, we would be required to make an immediate cash payment based on the present value of the anticipated future tax benefits that are the subject of such Tax Receivable Agreement, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. Based upon certain contractual assumptions, described in greater detail in Note 7 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we estimate that if we had exercised our termination right as of February 1, 2026, the amount of the termination payment pursuant to the Tax Receivable Agreements recorded on the Consolidated Balance Sheets for the exchange of Partnership Interests would be approximately $553 million and the amount of the termination payment to Management Feeder holding the remaining exchangeable Partnership Interests would be approximately $62 million. The foregoing numbers are estimates and the actual payments could differ materially based on, among other things, the timing of an early termination election, the discount rate applicable at the time of the early termination election and material changes in relevant tax law. In these situations, our payments under such Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to fund or finance our payments under the Tax Receivable Agreements.
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

Payments under the Tax Receivable Agreements will be based on the tax reporting positions that we determine. The Internal Revenue Service (the “IRS”) or another taxing authority, however, may challenge all or part of the tax basis increases, as well as other related tax positions we take, and a court could sustain such challenge. While the actual amount of an increase in tax basis, as well as the actual amount and timing of any payments under the Tax Receivable Agreements, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, future tax rates, and the amount and timing of our income, we expect that, as a result of the size of the increases in the tax basis of the tangible and intangible assets of Holdings attributable to our interests in Holdings, during the expected term of the Tax Receivable Agreements, the payments that we may make could be substantial.
The payment obligations under the Tax Receivable Agreements are our obligation and not of Holdings. In the event any tax benefits initially claimed by us and for which payment has been made are successfully challenged by a taxing authority, such prior payments under the applicable Tax Receivable Agreements will not be reimbursed but any such detriment will generally be taken into account as a reduction in future payments due under the applicable Tax Receivable Agreement. However, we might not determine that we have effectively made an excess cash payment for a number of years following the initial time of such payment and, if any of our tax reporting positions are challenged by a taxing authority, we will not be permitted to reduce any future cash payments under such Tax Receivable Agreement until any such challenge is finally settled or determined. As a result, payments could be made under such Tax Receivable Agreement in excess of the tax savings that we realize in respect of the tax attributes that are the subject of such Tax Receivable Agreement.
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
As of February 1, 2026, we had a total of 188,770,435 shares of Class A common stock outstanding and 6,611,263 of potential additional shares of Class A common stock issuable upon exchange of Partnership Interests (with automatic retirement of an equal number of shares of Class B common stock).

Additionally, pursuant to the terms of the Exchange Agreement and subject to certain restrictions set forth therein and as described elsewhere in this Annual Report on Form 10-K, Management Feeder (or its permitted transferees) has the right to exchange its Partnership Interests, together with the retirement of a corresponding number of shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis or, at the election of a majority of the disinterested members of our board of directors, for cash from a substantially concurrent public offering or private sale (based on the price of our Class A common stock sold in such public offering or private sale), net of any underwriting discounts and commissions, for each Partnership Interest exchanged, subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications and other similar transactions. The Exchange Agreement also provides that in connection with any such exchange, to the extent that Holdings has, since consummation of certain reorganization transactions and our initial public offering, made distributions to Management Feeder that are proportionately lesser or greater than the distributions made to us, on a pro rata basis, the number of shares of Class A common stock to be issued or cash to be paid to Management Feeder will be adjusted to take into account the amount of such discrepancy that is allocable to the Partnership Interests, and Class B common stock, subject to such exchange. We expect to cause Holdings to make overall distributions to its partners in such a manner as generally to limit increases to the number of shares of Class A common stock to be issued or cash to be paid to Management Feeder in connection with the adjustment described in the preceding sentence. The amount of future partner distributions and the number of shares issuable pursuant to such provision of the Exchange Agreement will fluctuate based on a number of factors, including our financial performance, the actual tax rates applied to Management Feeder (or its permitted transferees), any changes in tax rates or tax laws and future share prices for our Class A common stock. Unless our board of directors elects to settle these obligations in cash pursuant to the terms of the Exchange Agreement, we expect that these arrangements will result in a substantial number of additional shares of Class A common stock being issued to Management Feeder.
In accordance with the terms of the Amended and Restated Limited Partnership Agreement of Holdings, Core & Main, as the general partner of Holdings, has the right to require the mandatory exchange of the remaining Partnership Interests held by Management Feeder for shares of Class A common stock in accordance with the Exchange Agreement. We continually evaluate the benefits and costs of our legal entity structure, including but not limited to its tax implications, administrative costs and clarity of financial reporting, and we may elect to initiate a mandatory exchange transaction in the future. A mandatory exchange of Partnership Interests constitutes a taxable transaction to members of Management Feeder, creates tax attributes for Core & Main and establishes obligations under our Tax Receivable Agreements. While a mandatory exchange does not require members of Management Feeder to sell their Class A common stock, certain members of Management Feeder, in part to fund tax obligations, may elect to exchange their Partnership Interests and sell their Class A common stock in anticipation of a potential mandatory exchange event or may elect to sell their Class A common stock after a mandatory exchange event. The mandatory exchange, the potential sale of Class A common stock or actual sales of Class A common stock could cause the market price of our Class A common stock to decline. The timing and authorization of a potential future mandatory exchange are at the discretion of the Board of Directors of Core & Main.
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
While we may in the future consider approving a plan to pay dividends on our Class A common stock, we currently intend to use our future earnings, if any, to repay debt, to fund our growth, to develop our business, for working capital needs, make payments under the Tax Receivable Agreements, stock repurchases and for general corporate purposes. Therefore, there is no certainty as to the timing, frequency and magnitude of any dividends that we may pay on our Class A common stock for the foreseeable future, and the success of an investment in shares of our common stock depends upon any future appreciation in their value. There is no guarantee that shares of our Class A common stock will appreciate in value or even maintain the price at which our shareholders have purchased their shares. Payments of dividends, if any, are at the sole discretion of our board of directors after taking into account various factors, including general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal and tax restrictions and implications of the payment of dividends by us to our shareholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. In addition, our operations are conducted almost entirely through our subsidiaries. As such, to the extent that we determine in the future to pay dividends on our Class A common stock, none of our subsidiaries will be obligated to make funds available to us for the payment of dividends. Further, the agreements governing our subsidiaries’ debt agreements significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us, and we may enter into other debt agreements or borrowing arrangements in the future that restrict or limit our ability to pay cash dividends on our Class A common stock. In addition, Delaware law imposes additional requirements that may restrict our ability to pay dividends to holders of our Class A common stock.
We could repurchase Class A common stock under the approved Repurchase Program however we are not obligated to repurchase shares under the plan.
On December 1, 2025, the Company’s board of directors authorized an increase of $500 million to the share repurchase program (the “Repurchase Program”), pursuant to which the Company may purchase up to $1 billion of the Company’s Class A common stock. The timing and amount of any share repurchases will be determined by the Company at its discretion based on ongoing evaluation of general market conditions, the market price of the Company’s Class A common stock, the Company’s capital needs and other factors the Company deems relevant. Under the Repurchase Program, share repurchases may be made through a variety of methods, which may include open market or privately negotiated transactions, including accelerated repurchase transactions, block trades or trading plans intended to comply with Rule 10b5-1 under the Exchange Act. The Repurchase Program does not obligate the Company to acquire any particular amount of Class A Common Stock, and it may be amended, suspended or terminated at any time at the Company’s discretion. The Company currently expects to fund the Repurchase Program using existing cash and cash equivalents, short-term borrowings and/or future cash flows. During fiscal 2025 and fiscal 2024 we completed $155 million and $176 million, respectively, of repurchases of Class A common stock under the Repurchase Program. As of February 1, 2026, $669 million of the authorized amount remained available for use under the Repurchase Program.

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

Risk Management and Strategy
The Company monitors its information systems to assess, identify, and manage risks and assess cybersecurity threats. The Company’s cybersecurity program and related process for identifying and assessing material risks from cybersecurity threats operate alongside the Company’s broader overall risk assessment process. The Company monitors risks through active and passive methods and addresses system alerts. The Company’s cybersecurity team investigates system alerts that may indicate the presence of a cybersecurity threat or incident and escalates information to the Company’s CISO regarding the threat or incident as necessary to address it in a timely manner.
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
Item 2. Properties
We own our headquarters, located in St. Louis, Missouri, which we use for our principal corporate activities. In addition to our headquarters, as of February 1, 2026, we leased 331 properties and owned 47 properties. Our facilities typically include a small office space, an in-store counter and/or merchandising display area, inside warehouse space and a yard for outside storage. In addition, we have 8 distribution facilities strategically located around the U.S. to maximize efficiency of product distribution. We enter into leases with terms typically ranging from three to seven years that include renewal options. We believe that these facilities are well-maintained and adequate to support the current needs of our business.

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
Holders of Record
As of February 1, 2026, there were three holders of record of our Class A common stock. We believe there are a significantly larger number of beneficial owners of our common stock because many shares are held by brokers and other institutions on behalf of shareholders.
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

Performance Graph
The following graph and table compare the total shareholder return from July 23, 2021, the date on which our Class A common stock commenced trading on the New York Stock Exchange, through February 1, 2026 of (i) our Class A common stock, (ii) the Standard and Poor’s 500 Stock Index, or S&P 500 Index, (iii) the Russell 2000 Index and (iv) the S&P MidCap 400 Industrials Index. The stock performance graph and table assume an initial investment of $100 on July 23, 2021.
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

$250.00
$200.00
$150.00
$100.00
$50.00
07/23/21
01/30/22
01/29/23
01/28/24
02/02/25
02/01/26
Core & Main
S&P 500 Index
Russell 2000 Index
S&P MidCap 400 Industrials

		Indexed Returns Years Ended
Company/Index	July 23, 2021	January 30, 2022	January 29, 2023	January 28, 2024	February 2, 2025	February 1, 2026
Core & Main (1)	$100.00	$98.95	$91.43	$171.10	$238.14	$225.15
S&P 500 Index	100.00	100.45	92.27	110.86	136.92	157.28
Russell 2000 Index	100.00	89.07	86.51	89.53	103.53	120.14
S&P MidCap 400 Industrials Index	100.00	96.77	102.27	121.62	145.01	168.99
(1) For the July 23, 2021 initial investment in Core & Main, we utilized the closing market price of $23.70.

Issuer Purchases of Equity Securities
The following is a summary of our repurchases of shares of Class A common stock during the fiscal quarter ended February 1, 2026:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
November 3, 2025 - November 30, 2025(1)(2)	829,402	$45.76	829,373	$189
December 1, 2025 -December 31, 2025(1)(2)	276,246	52.11	270,992	675
January 1, 2026 - February 1, 2026(1)(2)	123,990	53.43	123,990	669
	1,229,638	$47.96	1,224,355	$669
(1) Reflects repurchases by the Company of shares of our Class A common stock pursuant to employee tax withholding obligations and strike price settlement upon exercise of unit appreciation rights and vesting of restricted stock units pursuant to terms of the Company’s 2021 Omnibus Equity Incentive Plan.
(2) Includes the repurchase by the Company of 1,224,355 shares of our Class A common stock for an average price per share of $47.94 through open market transactions during the three months ended February 1, 2026 as part of the Repurchase Program (as defined in Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
(3) On December 1, 2025, the Company’s board of directors authorized an increase of $500 million to the Company’s existing share repurchase program, resulting in a total repurchase program of up to $1 billion.
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
Overview
Core & Main, Inc. (“Core & Main” and collectively with its subsidiaries, the “Company”) is a leading specialty distributor dedicated to advancing reliable infrastructure with local service, nationwide. With a focus on water, wastewater, storm drainage and fire protection products, and related services, we provide solutions to municipalities, private water companies and professional contractors across municipal, non-residential and residential end markets. Our specialty products and services are used primarily in the maintenance, repair, replacement and new construction of water, wastewater, storm drainage and fire protection infrastructure. We reach customers through a network of over 370 branches across the United States (“U.S.”) and Canada. Our products include pipes, valves, fittings, storm drainage products, fire protection products, meter products and other products. We complement our core products through additional offerings, including smart meter systems, fusible high-density polyethylene (“fusible HDPE “) piping solutions, specifically engineered treatment plant products, geosynthetics and erosion control products. The Company’s services and capabilities allow for integration with customers and form part of their sourcing and procurement function.
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
Fiscal Year
Our fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. The fiscal year ended February 1, 2026 (“fiscal 2025”) included 52 weeks, the fiscal year ended February 2, 2025 (“fiscal 2024”) included 53 weeks and the fiscal year ended January 28, 2024 (“fiscal 2023”) included 52 weeks. The next fiscal year ending January 31, 2027 (“fiscal 2026”) will include 52 weeks.
Significant Events During Fiscal 2025
On December 1, 2025, the Company’s board of directors authorized an increase of $500 million to the Company’s share repurchase program (the “Repurchase Program”), bringing the total authorization to $1 billion. Shares repurchased under the Repurchase Program are retired immediately and are accounted for as a decrease to stockholders’ equity. During fiscal 2025, the Company repurchased 3,173,594 shares of Class A common stock for a total of $155 million through open market transactions.
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
On June 12, 2024, the Company’s board of directors authorized the repurchase of up to $500 million of the Company’s Class A common stock under the Repurchase Program. During fiscal 2024, the Company repurchased 3,974,820 shares of Class A common stock for a total of $176 million through open market transactions.
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
Key Factors Affecting Our Business
End-Markets and General Economic Conditions
Historically, demand for our products has been tied to municipal infrastructure spending, non-residential construction and residential construction in the U.S. We estimate that, based on fiscal 2025 net sales, our exposure by end market was approximately 44% municipal, 38% non-residential and 18% residential. Infrastructure spending and the non-residential and residential construction markets are subject to cyclical market pressures. Municipal demand has been relatively steady over the long-term due to the consistent and immediate need to replace broken infrastructure; however, activity levels are subject to the availability of funding for municipal projects. Non-residential and residential construction activities are primarily driven by availability of credit, interest rates, general economic conditions, consumer confidence and other factors that are beyond our control. The length and magnitude of these cycles have varied over time and by market. Cyclicality can also have an impact on the products we procure for our customers or our related services, as further discussed under “—Price Fluctuations” below. Interest rate increases in fiscal 2023 were a contributing factor to slowing new lot development and contraction in the residential end market. Although the Federal Reserve Board of Governors (“FRB”) cut certain benchmark interest rates in fiscal 2024 and fiscal 2025, it is uncertain if the FRB will raise or lower interest rates in the future and, if so, to what level and for how long. Interest rate increases or the lack of anticipated interest rate decreases may result in decreased levels of activity in the U.S. residential and non-residential construction markets.
In November 2021, the Infrastructure Investment and Jobs Act (“IIJA”) was signed into U.S. law, which included an allocation of $55 billion to invest in water infrastructure across the U.S., the majority of which we believe has yet to be realized. In the coming years, including as a result of the IIJA, we expect, but cannot provide any assurance that, increased federal infrastructure investment to have a core focus on the upgrade, repair and replacement of municipal waterworks systems and to address demographic shifts and serve the growing population. We believe these dynamics create the backdrop for a favorable funding environment and accelerated investment in projects that will benefit our business.
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
The costs to procure the products we sell are historically volatile and subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor and material costs, competition, market speculation, government regulation, weather events, trade policies and periodic delays in the delivery of our products. If we are able to pass through price increases to our customers, our net sales will increase; conversely, during periods of deflation, our customer pricing may decrease to remain competitive, resulting in decreased net sales. During fiscal 2022, we experienced supply chain disruption that contributed to significant price inflation and product surcharges with respect to certain products we sell. The supply chain disruption was due to several factors, including, but not limited to, unpredictable lead times and delays from our suppliers, labor availability, global logistics and the availability of raw materials. In fiscal 2023, we saw improvements in the supply chain and more predictable lead times for certain products that led to price stability, but for other products the supply chain remained constrained. Subsequently, certain suppliers and product lines experienced greater product availability that resulted in slightly lower selling prices for certain product lines. Additional supply chain disruptions may result in increases in product costs which we may not be able to pass on to our customers, loss of sales due to lack of product availability or potential customer claims from the inability to provide products in accordance with contractual terms. Greater product availability from supply chain improvements may lead to increased competition that may result in price and volume declines. We continue to monitor all of these factors and the resulting price impacts. In addition, the cost of products we purchase and sell may be impacted by the imposition of additional tariffs on imported goods from several geographic regions.
The U.S. government has announced tariffs and trade restrictions on certain goods produced outside the United States. In February 2026, the U.S. Supreme Court struck down certain of these tariffs, but the U.S. government has indicated it may impose replacement or supplemental tariffs in response to this decision. We believe our exposure to tariffs is limited as over three-quarters of products that we purchase are manufactured domestically. In addition, when price increases occur, we proactively evaluate our customer pricing and strategic buying opportunities. The potential direct and indirect impacts of tariffs on the broad economy and our end markets are uncertain and we continue to closely monitor and evaluate the ongoing situation.
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
Interest Rates
Certain of our indebtedness, including borrowings under the Senior Term Loan Credit Facility (as defined in Note 6 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K) and the Senior ABL Credit Facility, are subject to variable rates of interest and expose us to interest rate risk. The Senior Term Loan Credit Facility and the Senior ABL Credit Facility each bear interest based on term secured overnight financing rate (“Term SOFR”). If interest rates increase, our debt service obligations on our variable-rate indebtedness will increase and our net income would decrease, even though the amount borrowed under the facilities remains the same. As of February 1, 2026, we had $2,166 million of outstanding variable-rate debt. We seek to mitigate our exposure to interest rate volatility through the entry into interest rate swap instruments, such as our interest rate swaps, associated with borrowings under the Senior Term Loan Credit Facility, which effectively convert $700 million of our variable rate debt to fixed rate debt through the instrument maturity on July 27, 2026 and the interest rate swap that has a starting notional amount of $750 million that increases to $1,500 million on July 27, 2026 through the instrument maturity on July 27, 2028. Despite these efforts, unfavorable movement in interest rates may further result in higher interest expense and cash payments.

Acquisitions
In addition to our organic growth strategy, we opportunistically pursue strategic asset and business acquisitions to grow our business. Below is a summary of the acquisitions that closed in fiscal 2025 (the “Fiscal 2025 Acquisitions”), fiscal 2024 (the “Fiscal 2024 Acquisitions”) and fiscal 2023 (the “Fiscal 2023 Acquisitions”) with an aggregate transaction value of $76 million, $769 million and $244 million, subject to working capital adjustments, respectively.

	Product Lines	Closing Date
Fiscal 2025
Pioneer Supply LLC	Pipes, Valves & Fittings; Storm Drainage; Meter products	January 2026
Canada Waterworks Inc. and Canada Waterworks Ottawa Inc.	Pipes, Valves & Fittings; Storm Drainage	September 2025

Fiscal 2024
ARGCO Northeast LLC	Fire Protection	November 2024
Eastcom Associates, Inc.	Pipes, Valves & Fittings; Meter products	October 2024
Green Equipment Company	Pipes, Valves & Fittings; Meter products	September 2024
GroGreen Solutions Georgia, LLC	Storm Drainage	September 2024
HM Pipe Products LP and HM Pipe Products Kitchner LP	Pipes, Valves & Fittings; Storm Drainage	August 2024
Geothermal Supply Company Inc.	Pipes, Valves & Fittings	May 2024
EGW Utilities Inc.	Pipes, Valves & Fittings; Meter products	April 2024
NW Geosynthetics Inc.	Storm Drainage	April 2024
DKC Group Holdings, LLC	Pipes, Valves & Fittings; Storm Drainage; Meter products	March 2024
Eastern Supply Inc.	Storm Drainage	February 2024

Fiscal 2023
Lee Supply Company Inc.	Pipes, Values & Fittings; Storm Drainage; Meter products	January 2024
Granite Water Works Inc.	Pipes, Values & Fittings; Storm Drainage; Meter products	December 2023
Enviroscape ECM, Ltd.	Storm Drainage	November 2023
J.W. D’Angelo Co.	Pipes, Valves & Fittings; Fire Protection; Storm Drainage	July 2023
Foster Supply, Inc.	Pipes, Valves & Fittings; Storm Drainage	July 2023
Midwest Pipe Supply Inc.	Pipes, Valves & Fittings; Storm Drainage	April 2023
UPSCO, Inc.	Pipes, Valves & Fittings; Meter products	April 2023
Landscape & Construction Supplies LLC	Storm Drainage	March 2023
As we integrate these and other acquisitions into our existing operations, we may not be able to identify the specific financial statement impacts associated with these acquisitions. There can be no assurance that the anticipated benefits of the acquisitions will be realized on the timeline we expect, or at all.

Key Business Metrics
Net Sales
We generate net sales primarily from the sale of water, wastewater, storm drainage and fire protection products and the provision of related services to over 60,000 customers, as of February 1, 2026, including municipalities, private water companies and professional contractors. We recognize sales, net of sales tax, customer incentives, returns and discounts. Net sales fluctuate as a result of changes in product costs as we seek to reflect these changes in our customer pricing in a timely manner. This will increase net sales if we are able to pass along price increases and decrease net sales if we are required to reduce our customer prices as a result of competitive dynamics.
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
Net Income
Net income represents net sales less cost of sales, operating expenses, depreciation and amortization, interest expense and the provision for income taxes.
Adjusted EBITDA
We define Adjusted EBITDA as EBITDA further adjusted for certain items management believes are not reflective of the underlying operations of our business, including but not limited to (a) loss on debt modification and extinguishment, (b) equity-based compensation, (c) expenses associated with the public offerings and subsequent secondary offerings, (d) expenses associated with acquisition and other activities and (e) other (income)/expense. Adjusted EBITDA includes amounts otherwise attributable to non-controlling interests as we manage the consolidated Company and evaluate operating performance in a similar manner. We use Adjusted EBITDA to assess the operating results and effectiveness of our business. See “—Non-GAAP Financial Measures” below for further discussion of Adjusted EBITDA and a reconciliation to net income or net income attributable to Core & Main, Inc., the most directly comparable measure under U.S. generally accepted accounting principles (“GAAP”), as applicable.
Earnings Per Share
Earnings per share represents the Class A common stock basic and diluted earnings per share. For a further description of basic and diluted earnings per share, refer to Note 12 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Adjusted Diluted Earnings Per Share
We define Adjusted Diluted Earnings Per Share as diluted earnings per share adjusted for (a) amortization of intangible assets, (b) loss on debt modification and extinguishment, (c) equity-based compensation, (d) expenses associated with acquisition and other activities, (e) expenses associated with the initial public offering and subsequent secondary offerings, (f) other (income)/expense and (g) the tax impact of these Non-GAAP adjustments, divided by the weighted-average number of shares of our common stock outstanding on a fully diluted basis for the applicable period. We use Adjusted Diluted Earnings Per Share to assess the operating results and effectiveness of our business. See “—Non-GAAP Financial Measures” below for further discussion of Adjusted Diluted Earnings Per Share and a reconciliation to diluted earnings per share, the most directly comparable measure under U.S. GAAP.

Results of Operations
Fiscal Year Ended February 1, 2026 Compared with Fiscal Year Ended February 2, 2025
Amounts in millions (except per share data)

	Fiscal Years Ended
	February 1, 2026	February 2, 2025

Net sales	$7,647	$7,441
Cost of sales	5,588	5,461
Gross profit	2,059	1,980
Operating expenses:
Selling, general and administrative	1,154	1,078
Depreciation and amortization	183	183
Total operating expenses	1,337	1,261
Operating income	722	719
Interest expense	(120)	(142)
Other income	5	—
Income before provision for income taxes	607	577
Provision for income taxes	145	143
Net income	462	434
Less: net income attributable to non-controlling interests	21	23
Net income attributable to Core & Main, Inc.	$441	$411
Earnings per share:
Basic	$2.32	$2.14
Diluted	$2.31	$2.13
Non-GAAP Financial Data:
Adjusted EBITDA	$931	$930
Adjusted Diluted Earnings Per Share	$2.97	$2.78
Net Sales
Net sales for fiscal 2025 increased $206 million, or 2.8%, to $7,647 million compared with $7,441 million for fiscal 2024. Net sales increased primarily due to a 4.8% increase in average daily net sales driven by higher volumes and acquisitions partially offset by one less selling week compared to prior year. Average daily net sales increased for pipes, valves & fittings, storm drainage and meters primarily due to higher volumes and acquisitions. Average daily net sales increased for fire protection products primarily due to higher average selling prices and acquisitions.

	Fiscal Years Ended
	February 1, 2026	February 2, 2025	Percentage Change

Pipes, valves & fittings products	$5,137	$5,006	2.6%
Storm drainage products	1,194	1,147	4.1%
Fire protection products	600	596	0.7%
Meter products	716	692	3.5%
Total net sales	$7,647	$7,441	2.8%
Gross Profit
Gross profit for fiscal 2025 increased $79 million, or 4.0%, to $2,059 million compared with $1,980 million for fiscal 2024. Gross profit as a percentage of net sales for fiscal 2025 was 26.9% compared with 26.6% for fiscal 2024. The overall increase in gross profit as a percentage of net sales was primarily attributable to favorable impacts from the execution of our gross margin initiatives and disciplined purchasing and pricing management.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for fiscal 2025 increased $76 million, or 7.1%, to $1,154 million compared with $1,078 million during fiscal 2024. SG&A expenses as a percentage of net sales was 15.1% for fiscal 2025 compared with 14.5% for fiscal 2024. The increase was primarily attributable to higher acquisition-related costs, higher personnel expenses, including higher variable compensation costs and higher employee benefits costs, increases in other distribution-related expenses driven by inflation and increased sales volume and investments in personnel and technology partially offset by one less selling week compared to prior year and cost reduction initiatives.
Depreciation and Amortization Expense
Depreciation and amortization (“D&A”) expense for both fiscal 2025 and fiscal 2024 was $183 million. D&A expense was flat as decreases in amortization on existing intangible assets was offset by recent acquisitions.
Operating Income
Operating income for fiscal 2025 increased $3 million, or 0.4%, to $722 million compared with $719 million during fiscal 2024. The increase in operating income was primarily attributable to higher gross profit partially offset by higher SG&A expenses.
Interest Expense
Interest expense was $120 million for fiscal 2025 compared with $142 million for fiscal 2024. The decrease was primarily attributable to fiscal 2024 amendments to reduce the effective applicable margin under the Senior Term Loan Credit Facility, a decrease in interest rates and decreased borrowings under the Senior ABL Credit Facility.
Provision for Income Taxes
The provision for income taxes for fiscal 2025 increased $2 million, or 1.4%, to $145 million compared with $143 million for fiscal 2024. The increase was primarily attributable to an increase in operating income partially offset by a decrease in the effective tax rate. For fiscal 2025 and fiscal 2024, our effective tax rates were 23.9% and 24.8%, respectively. The effective tax rate for each period reflects only the portion of net income that is attributable to taxable entities. The decrease in the effective tax rate was primarily due to net benefits from tax credit investments and certain tax windfall benefits from equity award exercises.
Net Income
Net income for fiscal 2025 increased $28 million, or 6.5%, to $462 million compared with $434 million for fiscal 2024. The increase in net income was primarily attributable to a decrease in interest expense and an increase in operating income.
Net Income Attributable to Core & Main, Inc.
Net income attributable to Core & Main, Inc. for fiscal 2025 increased $30 million, or 7.3%, to $441 million compared with $411 million for fiscal 2024. The increase was primarily attributable to an increase in net income.
Earnings Per Share
The Class A common stock basic earnings per share for fiscal 2025 increased 8.4% to $2.32 compared with $2.14 for fiscal 2024. The Class A common stock diluted earnings per share for fiscal 2025 increased 8.5% to $2.31 compared with $2.13 for fiscal 2024. The basic and diluted earnings per share increased due to an increase in net income and lower Class A share counts following share repurchase transactions.
Adjusted EBITDA
Adjusted EBITDA for fiscal 2025 increased $1 million, or 0.1%, to $931 million compared with $930 million for fiscal 2024. The increase in Adjusted EBITDA was primarily attributable to higher gross profit partially offset by higher SG&A expenses. For a reconciliation of Adjusted EBITDA to net income or net income attributable to Core & Main, Inc., the most comparable GAAP financial metric, as applicable, see “—Non-GAAP Financial Measures.”
Adjusted Diluted Earnings Per Share
Adjusted Diluted Earnings Per Share for fiscal 2025 increased 6.8% to $2.97 compared with $2.78 for fiscal 2024. The increase in Adjusted Diluted Earnings Per Share was primarily attributable to an increase in net income and lower Class A share counts following share repurchase transactions. For a reconciliation of Adjusted Diluted Earnings Per Share to diluted earnings per share, the most comparable GAAP financial metric, as applicable, see “—Non-GAAP Financial Measures.”

Fiscal Year Ended February 2, 2025 Compared with Fiscal Year Ended January 28, 2024
A discussion of changes in our financial condition and results of operations during the fiscal year ended February 2, 2025, compared to the fiscal year ended January 28, 2024 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended February 2, 2025, filed with the SEC on March 25, 2025, which discussion is incorporated herein by reference and which is available, free of charge, on the SEC’s website at www.sec.gov and on our website at www.coreandmain.com.
Liquidity and Capital Resources
Historically, we have financed our liquidity requirements through cash flows from operating activities, borrowings under our credit facilities, issuances of equity and debt securities and working capital management activities. Our principal historical liquidity requirements have been for working capital, capital expenditures, acquisitions, servicing indebtedness, payments under the Tax Receivable Agreements, share repurchases (including under the Repurchase Program) and the Repurchase Transactions (as defined in Note 1 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
As of February 1, 2026, our cash and cash equivalents totaled $220 million. We maintain our cash deposits according to a banking policy that requires diversification across a variety of highly-rated financial institutions. However, this could result in a concentration of cash and cash equivalents across these financial institutions in excess of Federal Deposit Insurance Corporation-insured limits.
As of February 1, 2026, there were no outstanding borrowings on our Senior ABL Credit Facility, which provides for borrowings of up to $1,250 million, subject to borrowing base availability. As of February 1, 2026, after giving effect to approximately $24 million of letters of credit issued under the Senior ABL Credit Facility, Core & Main LP would have been able to borrow approximately $1,226 million under the Senior ABL Credit Facility, subject to borrowing base availability. Our short term debt obligations of $24 million are related to quarterly principal payments on the Senior Term Loan Credit Facility.
In fiscal 2025, fiscal 2024 and fiscal 2023, the Company had a financing cash outflow related to the payment of $18 million, $11 million and $5 million, respectively, under the Tax Receivable Agreements. The annual payments under the Tax Receivable Agreements increased, and are expected to further increase, as a result of exchanges of Partnership Interests completed in fiscal 2023 and fiscal 2024. Payments under the Tax Receivable Agreements are only required to be made to the extent that we realize or are deemed to have realized the benefit of the corresponding tax deductions to reduce payments to federal, state and local taxing authorities. These payments are in an amount that represents 85% of the reduction in payments to federal, state and local taxing authorities. As such, the cash savings from the incremental tax deductions are expected to exceed the payments under the Tax Receivable Agreements over the life of these arrangements. Based on the anticipated filing date of income tax returns and contractual payment terms in the Tax Receivable Agreements, we expect these payments to occur two fiscal years after we utilize the corresponding tax deductions. The timing of payments associated with the Tax Receivable Agreements are summarized below:

Fiscal 2026	$40
Fiscal 2027	42
Fiscal 2028	44
Fiscal 2029	44
Fiscal 2030	44
Thereafter	506
Total Tax Receivable Agreements liability	$720
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
In addition to making distributions to Core & Main, Inc. to fund tax obligations and payments under the Tax Receivable Agreements, in accordance with the Partnership Agreement, Holdings also makes distributions to Management Feeder representing the non-controlling interests of Core & Main, Inc. to fund their income tax obligations with various taxing authorities. Tax distributions to non-controlling interest holders were $7 million, $11 million and $41 million in fiscal 2025, fiscal 2024 and fiscal 2023, respectively. Further exchanges by Management Feeder may result in lower tax distributions subject to any changes to income before provision to income taxes.

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
Additionally, we regularly evaluate our approach to our capital allocation, which may include acquisitions, capital expenditures, greenfields, debt reduction (including through open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and opportunistic refinancing of debt), stock repurchases, dividends, payments on Tax Receivable Agreements or other distributions. In fiscal 2025 and fiscal 2024, we completed $155 million and $176 million, respectively, of repurchases of Class A common stock under the Repurchase Program. For further details, refer to Note 1 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We may continue to return capital to our shareholders through share repurchases, including pursuant to the Repurchase Program, or initiating dividend payments. The execution of these, and other, capital allocation activities may be at the discretion of, and subject to the approval by, our board of directors and will depend on our financial condition, earnings, liquidity and capital requirements, market conditions, level of indebtedness, contractual restrictions, compliance with our debt covenants, restrictions imposed by applicable law, general business conditions and any other factors that our board of directors deems relevant in making any such determination. Therefore, there can be no assurance that we will engage in any or all of these actions or to what amount of capital we will allocate to each option.
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
Information about our cash flows, by category, is presented in the consolidated Statements of Cash Flows and is summarized as follows:

	Fiscal Years Ended
	February 1, 2026	February 2, 2025	January 28, 2024

Cash flows provided by operating activities	$650	$621	$1,069
Cash flows used in investing activities	(145)	(788)	(270)
Cash flows (used in) provided by financing activities	(293)	174	(975)
Increase (decrease) in cash and cash equivalents	$212	$7	$(176)
Operating Activities
Net cash provided by operating activities increased by $29 million to $650 million for fiscal 2025 compared with $621 million for fiscal 2024. The increase in cash provided by operating activities was primarily due to lower interest payments, lower income tax payments and an increase in net income partially offset by a higher investment in working capital in fiscal 2025.

Investing Activities
Net cash used in investing activities decreased by $643 million to $145 million for fiscal 2025 compared with $788 million for fiscal 2024, primarily attributable to a $680 million decrease in cash outflows for acquisitions during fiscal 2025 partially offset by $37 million of investments in tax advantaged limited partnerships and an $11 million increase in capital expenditures.
Financing Activities
Net cash used in financing activities was $293 million for fiscal 2025 compared with net cash provided by financing activities of $174 million for fiscal 2024. The change of $467 million was primarily attributed to a $493 million change in net debt activity partially offset by a $21 million decrease in outflows related to the repurchases of Class A common stock under the Repurchase Program.
Fiscal Year Ended February 2, 2025 Compared with Fiscal Year Ended January 28, 2024
A discussion of changes in our cash flows during the fiscal year ended February 2, 2025, compared to the fiscal year ended January 28, 2024 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended February 2, 2025, filed with the SEC on March 25, 2025, which discussion is incorporated herein by reference and which is available, free of charge, on the SEC’s website at www.sec.gov and on our website at www.coreandmain.com.

Financing
As of February 1, 2026, our debt obligations (in millions) consist of the following:

	Aggregate Principal/Borrowing Capacity	Maturity Date	Interest
2028 Senior Term Loan	$1,233	July 27, 2028
(i) Term SOFR plus, in each case, an effective applicable margin of 2.00%, or (ii) the base rate (described in Note 6 included elsewhere in this Annual Report on Form 10-K).

The weighted average interest rate, excluding the effects of the interest rate swaps, was 5.69% as of February 1, 2026.

2031 Senior Term Loan	933	February 9, 2031
(i) Term SOFR plus, in each case, an effective applicable margin of 2.00%, or (ii) the base rate (described in Note 6 included elsewhere in this Annual Report on Form 10-K).

The weighted average interest rate, excluding the effects of the interest rate swaps, was 5.69% as of February 1, 2026.

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
(1)Aggregate amount of commitments under the asset-based revolving credit facility of $1,250 million overall, subject to borrowing base availability. There were no outstanding borrowings under the Senior ABL Credit Facility as of February 1, 2026.
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

Purchase Obligations
As of February 1, 2026, the Company had agreements in place with various suppliers to purchase goods and services, primarily inventory, in the aggregate amount of $992 million. These purchase obligations are generally cancellable, but the Company does not currently intend to cancel. Payment is dependent on lead times from our suppliers, and could be extended due to supply chain disruptions. Payment is generally expected to be made during fiscal 2026 for these obligations.
Leases
The Company occupies certain facilities and operates certain equipment and vehicles under operating leases that expire at various dates through the year 2038. Future aggregate rental payments under non-cancelable operating leases as of February 1, 2026 were as follows: $89 million in fiscal 2026, $76 million in fiscal 2027, $58 million in fiscal 2028, $38 million in fiscal 2029, $24 million in fiscal 2030 and $40 million thereafter.
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
We define EBITDA as net income, or net income attributable to Core & Main, Inc., as applicable, adjusted for non-controlling interests, depreciation and amortization, provision for income taxes and interest expense. We define Adjusted EBITDA as EBITDA as further adjusted for certain items management believes are not reflective of the underlying operations of our business, including but not limited to (a) loss on debt modification and extinguishment, (b) equity-based compensation, (c) expenses associated with the initial public offering and subsequent secondary offerings, (d) expenses associated with acquisition and other activities and (e) other income. Net income attributable to Core & Main, Inc. is the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA.
We define Adjusted Diluted Earnings Per Share as diluted earnings per share adjusted for (a) amortization of intangible assets, (b) loss on debt modification and extinguishment, (c) equity-based compensation, (d) expenses associated with acquisition and other activities, (e) expenses associated with the initial public offering and subsequent secondary offerings, (f) other income and (g) the tax impact of these Non-GAAP adjustments, divided by the weighted-average number of shares of our common stock outstanding on a fully diluted basis for the applicable period. Diluted earnings per share is the most directly comparable GAAP measure to Adjusted Diluted Earnings Per Share.
We use EBITDA, Adjusted EBITDA and Adjusted Diluted Earnings Per Share to assess the operating results and effectiveness and efficiency of our business. Adjusted EBITDA and Adjusted Diluted Earnings Per Share include amounts otherwise attributable to non-controlling interests as we manage the consolidated Company and evaluate operating performance in a similar manner. We present these non-GAAP financial measures because we believe that investors consider them to be important supplemental measures of performance, and we believe that these measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Non-GAAP financial measures as reported by us may not be comparable to similarly titled metrics reported by other companies and may not be calculated in the same manner. These measures have limitations as analytical tools, and investors should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. For example, EBITDA and Adjusted EBITDA:
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
In evaluating Adjusted EBITDA and Adjusted Diluted Earnings Per Share, investors should be aware that, in the future, we may incur expenses similar to those eliminated in this presentation.

The following table sets forth a reconciliation of net income or net income attributable to Core & Main, Inc. to EBITDA and Adjusted EBITDA for the periods presented:

	Fiscal Years Ended
	February 1, 2026	February 2, 2025	January 28, 2024
Net income attributable to Core & Main, Inc.	$441	$411	$371
Plus: net income attributable to non-controlling interests	21	23	160
Net income	462	434	531
Depreciation and amortization (1)	186	186	149
Provision for income taxes	145	143	128
Interest expense	120	142	81
EBITDA	$913	$905	$889
Equity-based compensation	17	14	10
Acquisition and other expenses (2)	6	11	6
Offering expenses (3)	—	—	5
Other income	(5)	—	—
Adjusted EBITDA	$931	$930	$910
(1)Includes depreciation of certain assets which are reflected in “cost of sales” in our Statement of Operations.
(2)Represents expenses associated with acquisition and other activities, including transaction costs, post-acquisition employee retention bonuses, severance payments, expense recognition of purchase accounting fair value adjustments (excluding amortization) and contingent consideration adjustments.
(3)Represents costs related to the subsequent secondary offerings reflected in SG&A expenses in our Statement of Operations.

The following table sets forth a reconciliation of diluted earnings per share to Adjusted Diluted Earnings Per Share for the periods presented:

	Fiscal Years Ended
	February 1, 2026	February 2, 2025	January 28, 2024
Diluted earnings per share	$2.31	$2.13	$2.15
Amortization of intangible assets	0.75	0.75	0.54
Equity-based compensation	0.09	0.07	0.04
Acquisition and other expenses (1)	0.03	0.05	0.03
Offering expenses	—	—	0.02
Other income	(0.03)	—	—
Income tax impact of adjustments (2)	(0.18)	(0.22)	(0.16)
Adjusted Diluted Earnings Per Share	$2.97	$2.78	$2.62
(1)Represents expenses associated with acquisition and other activities, including transaction costs, post-acquisition employee retention bonuses, severance payments, expense recognition of purchase accounting fair value adjustments (excluding amortization) and contingent consideration adjustments.

(2)Represents the tax impact on the above non-GAAP adjustments.
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
Except to the extent that any benefits are deemed realized, we will receive the full benefit in tax savings from relevant taxing authorities and provide payment of 85% of the amount of any of our actual or deemed tax benefits to the parties subject to Tax Receivable Agreements, as applicable, or their permitted transferees. We expect to benefit from the remaining 15% of any cash tax savings, except to the extent of any deemed realizations that do not ultimately become realized. For the Tax Receivable Agreements, we assess the tax attributes to determine if it is more likely than not that the benefit of any deferred tax assets will be realized. Following that assessment, we recognize a liability under the applicable Tax Receivable Agreements, reflecting approximately 85% of the expected future realization of such tax benefits. Amounts payable under the Tax Receivable Agreements are contingent upon, among other things, (i) generation of sufficient future taxable income during the term of the applicable Tax Receivable Agreements and (ii) future changes in tax laws. The establishment of the $720 million liability under the Tax Receivable Agreements as of February 1, 2026 did not impact earnings as the payments were recorded against equity since Core & Main entered into the Tax Receivable Agreements as part of common control transactions. Following establishment of the tax receivable agreement liabilities we may remeasure the liabilities due to changes in estimates which could result in an impact to earnings.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of February 1, 2026.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These risks include fluctuations in interest rates and prices, including price fluctuations related to substantially all of our products.
Interest Rate Risk
Our credit facilities bear interest at a floating rate. The Senior Term Loan Credit Facility and the Senior ABL Credit Facility bear interest generally equal to Term SOFR plus an applicable margin. As a result, we are exposed to fluctuations in interest rates to the extent of our net borrowings under the Senior Term Loan Credit Facility and the Senior ABL Credit Facility. As of February 1, 2026, our net borrowings under the Senior Term Loan Credit Facility and the Senior ABL Credit Facility were $2,166 million. As such, excluding the impact of any interest rate swap, each one percentage point change in interest rates would result in an approximately $22 million change in the annual interest expense on the Senior Term Loan Credit Facility. As of February 1, 2026, assuming availability under our Senior ABL Credit Facility was fully utilized, each one percentage point change in interest rates would result in an approximately $12 million change in annual interest expense. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Key Factors Affecting Our Business—Interest Rates.”
Credit Risk
We are exposed to credit risk on accounts receivable balances. This risk is mitigated due to our large, diverse customer base. In fiscal 2025, our 50 largest customers accounted for approximately 12% of our net sales, with our largest customer accounting for 1% of net sales. We maintain provisions for potential credit losses and such losses to date have normally been within our expectations. We evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts receivable need to be recorded. We have historically not been exposed to a material amount of uncollectible receivable balances.

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
Foreign Currency Risk
We are exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars. As of February 1, 2026, our foreign currency operations were not material and a hypothetical 10% change in the relative value of the U.S. dollar would not materially impact the Company’s net earnings.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Core & Main, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Core & Main, Inc. and its subsidiaries (the "Company") as of February 1, 2026 and February 2, 2025, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended February 1, 2026, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of February 1, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 1, 2026 and February 2, 2025, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition – Net Product Sales
As described in Notes 2 and 3 to the consolidated financial statements, the Company’s total net sales were $7,647 million, of which $7,583 million relates to product sales for the year ended February 1, 2026. The Company’s revenues are earned from contracts with customers. These contracts include written agreements and purchase orders as well as arrangements that are implied by customary business practices or law. The revenue contracts are primarily single performance obligations for the sale of product. Revenue is recognized when title is passed to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for the products, which is net of sales tax, customer incentives, returns and discounts. For product sales, the transfer of title generally occurs at the point of destination for products shipped by internal fleet and at the point of shipping for products shipped by third-party carriers. Estimates for expected customer incentives, returns and discounts are based on historical experience, anticipated performance and management’s judgment. Generally, the Company’s contracts do not contain significant financing as the standard terms are short term in nature.
The principal consideration for our determination that performing procedures relating to revenue recognition of net product sales is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition of net product sales.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process of net product sales, (i) testing the completeness, accuracy, and existence of revenue recognized for a sample of net product sales revenue transactions by obtaining and inspecting source documents, such as invoices, pick tickets, shipping documents, cash receipts from customers, and, where applicable, customer contracts and (ii) testing, for a sample of net product sales revenue transactions on or before February 1, 2026, the cutoff of net product sales revenue transactions.
/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
March 24, 2026
We have served as the Company’s auditor since 2021.

CORE & MAIN, INC.
CONSOLIDATED BALANCE SHEETS
Amounts in millions (except share and per share data)

	February 1, 2026	February 2, 2025
ASSETS
Current assets:
Cash and cash equivalents	$220	$8
Receivables, net of allowance for credit losses of $22 and $18	1,048	1,066
Inventories	986	908
Prepaid expenses and other current assets	48	43
Total current assets	2,302	2,025
Property, plant and equipment, net	178	168
Operating lease right-of-use assets	287	244
Intangible assets, net	823	935
Goodwill	1,920	1,898
Deferred income taxes	565	558
Other assets	10	42
Total assets	$6,085	$5,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$24	$24
Accounts payable	512	562
Accrued compensation and benefits	123	123
Current operating lease liabilities	75	67
Other current liabilities	140	90
Total current liabilities	874	866
Long-term debt	2,124	2,237
Non-current operating lease liabilities	214	178
Deferred income taxes	89	87
Tax receivable agreement liabilities	680	706
Other liabilities	30	22
Total liabilities	4,011	4,096
Commitments and contingencies
Class A common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 188,770,435 and 189,815,899 shares issued and outstanding as of February 1, 2026 and February 2, 2025, respectively	2	2
Class B common stock, par value $0.01 per share, 500,000,000 shares authorized, 6,611,263 and 7,936,061 shares issued and outstanding as of February 1, 2026 and February 2, 2025, respectively	—	—
Additional paid-in capital	1,246	1,220
Retained earnings	755	449
Accumulated other comprehensive (loss) income	(6)	27
Total stockholders’ equity attributable to Core & Main, Inc.	1,997	1,698
Non-controlling interests	77	76
Total stockholders’ equity	2,074	1,774
Total liabilities and stockholders’ equity	$6,085	$5,870

The accompanying notes are an integral part of these consolidated financial statements.

CORE & MAIN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in millions (except share and per share data)

	Fiscal Years Ended
	February 1, 2026	February 2, 2025	January 28, 2024

Net sales	$7,647	$7,441	$6,702
Cost of sales	5,588	5,461	4,884
Gross profit	2,059	1,980	1,818
Operating expenses:
Selling, general and administrative	1,154	1,078	931
Depreciation and amortization	183	183	147
Total operating expenses	1,337	1,261	1,078
Operating income	722	719	740
Interest expense	(120)	(142)	(81)
Other income	5	—	—
Income before provision for income taxes	607	577	659
Provision for income taxes	145	143	128
Net income	462	434	531
Less: net income attributable to non-controlling interests	21	23	160
Net income attributable to Core & Main, Inc.	$441	$411	$371

Earnings per share
Basic	$2.32	$2.14	$2.15
Diluted	$2.31	$2.13	$2.15
Number of shares used in computing EPS
Basic	189,723,857	191,617,275	172,839,836
Diluted	197,861,786	201,442,750	227,818,077

The accompanying notes are an integral part of these consolidated financial statements.

CORE & MAIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Amounts in millions

	Fiscal Years Ended
	February 1, 2026	February 2, 2025	January 28, 2024

Net income	$462	$434	$531
Net comprehensive (loss), net of tax benefit (expense) of $12, $6 and $(1)	(35)	(20)	(22)
Total comprehensive income	427	414	509
Less: comprehensive income attributable to non-controlling interests	19	22	156
Total comprehensive income attributable to Core & Main, Inc.	$408	$392	$353

The accompanying notes are an integral part of these consolidated financial statements.

CORE & MAIN, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Amounts in millions (except share and per share data)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at January 29, 2023	172,765,161	$2	73,229,675	$1	$1,241	$458	$45	$663	$2,410
Net income	—	—	—	—	—	371	—	160	531
Equity-based compensation	—	—	—	—	8	—	—	2	10
Net comprehensive loss, net of tax	—	—	—	—	—	—	(18)	(4)	(22)
Distributions to non-controlling interest holders	—	—	—	—	(5)	—	—	(37)	(42)
Repurchase and retirement of equity interests	(28,131,551)	—	(16,868,449)	—	(324)	(640)	—	(380)	(1,344)
Exchange of Partnership Interests and Class B Shares for Class A Shares	46,683,021	—	(46,731,040)	(1)	313	—	19	(331)	—
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	515	—	—	—	515
Establishment of tax receivable agreement liabilities	—	—	—	—	(537)	—	—	—	(537)
Activity under equity-based compensation plans, net of tax withholdings	346,977	—	—	—	3	—	—	—	3
Balances at January 28, 2024	191,663,608	2	9,630,186	—	1,214	189	46	73	1,524
Net income	—	—	—	—	—	411	—	23	434
Equity-based compensation	—	—	—	—	14	—	—	—	14
Net comprehensive loss, net of tax	—	—	—	—	—	—	(19)	(1)	(20)
Distributions to non-controlling interest holders	—	—	—	—	(3)	—	—	(5)	(8)
Repurchase and retirement of equity interests	(3,974,820)	—	—	—	(20)	(151)	—	(5)	(176)
Exchange of Partnership Interests and Class B Shares for Class A Shares	1,684,022	—	(1,694,125)	—	9	—	—	(9)	—
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	23	—	—	—	23
Establishment of tax receivable agreement liabilities	—	—	—	—	(19)	—	—	—	(19)
Activity under equity-based compensation plans, net of tax withholdings	443,089	—	—	—	2	—	—	—	2
Balances at February 2, 2025	189,815,899	2	7,936,061	—	1,220	449	27	76	1,774
Net income	—	—	—	—	—	441	—	21	462
Equity-based compensation	—	—	—	—	16	—	—	1	17
Net comprehensive loss, net of tax	—	—	—	—	—	—	(33)	(2)	(35)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(7)	(7)
Repurchase and retirement of equity interests	(3,173,594)	—	—	—	(16)	(135)	—	(4)	(155)
Exchange of Partnership Interests and Class B Shares for Class A Shares	1,288,769	—	(1,324,798)	—	8	—	—	(8)	—
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	20	—	—	—	20
Establishment of tax receivable agreement liabilities	—	—	—	—	(18)	—	—	—	(18)
Activity under equity-based compensation plans, net of tax withholdings	839,361	—	—	—	16	—	—	—	16
Balances at February 1, 2026	188,770,435	$2	6,611,263	$—	$1,246	$755	$(6)	$77	$2,074

The accompanying notes are an integral part of these consolidated financial statements.

CORE & MAIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in millions

	Fiscal Years Ended
	February 1, 2026	February 2, 2025	January 28, 2024
Cash Flows From Operating Activities:
Net income	$462	$434	$531
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	192	194	154
Equity-based compensation expense	17	14	10
Deferred income tax expense	28	13	2
Other	—	8	5
Changes in assets and liabilities:
(Increase) decrease in receivables	26	(2)	21
(Increase) decrease in inventories	(70)	(36)	328
(Increase) decrease in other assets	6	(13)	2
Increase (decrease) in accounts payable	(59)	14	11
Increase (decrease) in accrued liabilities	48	(5)	5
Net cash provided by operating activities	650	621	1,069
Cash Flows From Investing Activities:
Capital expenditures	(46)	(35)	(39)
Acquisitions of businesses, net of cash acquired	(61)	(741)	(231)
Other	(38)	(12)	—
Net cash used in investing activities	(145)	(788)	(270)
Cash Flows From Financing Activities:
Repurchase and retirement of equity interests	(155)	(176)	(1,344)
Distributions to non-controlling interest holders	(7)	(11)	(41)
Payments pursuant to Tax Receivable Agreements	(18)	(11)	(5)
Borrowings on asset-based revolving credit facility	150	774	665
Repayments on asset-based revolving credit facility	(243)	(1,110)	(235)
Issuance of long-term debt	—	950	—
Repayments of long-term debt	(24)	(223)	(15)
Debt issuance costs	—	(15)	—
Other	4	(4)	—
Net cash (used in) provided by financing activities	(293)	174	(975)
Increase (decrease) in cash and cash equivalents	212	7	(176)
Cash and cash equivalents at the beginning of the period	8	1	177
Cash and cash equivalents at the end of the period	$220	$8	$1

Cash paid for interest (excluding effects of interest rate swap)	$133	$197	$105
Cash paid for income taxes	79	143	116
The accompanying notes are an integral part of these consolidated financial statements.

CORE & MAIN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Dollars in millions, except as noted
1)    BASIS OF PRESENTATION & DESCRIPTION OF BUSINESS
Organization
Core & Main, Inc. (“Core & Main” and collectively with its subsidiaries, the “Company”) is a leading specialty distributor dedicated to advancing reliable infrastructure with local service, nationwide. With a focus on water, wastewater, storm drainage and fire protection products, and related services, the Company provides solutions to municipalities, private water companies and professional contractors across municipal, non-residential and residential end markets. The Company’s specialty products and services are used in the maintenance, repair, replacement, and construction of water and fire protection infrastructure. The Company reaches customers through a network of over 370 branches across the United States (“U.S.”) and Canada. The Company’s products include pipes, valves, fittings, storm drainage products, fire protection products, meter products and other products. The Company has complemented its core products through additional offerings, including smart meter systems, fusible high-density polyethylene (“fusible HDPE”) piping solutions, specifically engineered treatment plant products and geosynthetics and erosion control products. The Company’s services and capabilities allow for integration with customers and form part of their sourcing and procurement function. Substantially all of the Company’s long-lived assets are located within the U.S.
Core & Main is a holding company that indirectly owns Core & Main LP through its ownership interest in Core & Main Holdings, LP (“Holdings”). Core & Main’s primary material assets are its direct and indirect ownership interest in Holdings and deferred tax assets associated with such ownership.
Secondary Offerings and Repurchase Transactions
On December 1, 2025, the Company’s board of directors authorized an increase of $500 million to the share repurchase program (the “Repurchase Program”), which was originally authorized on June 12, 2024, pursuant to which the Company may purchase up to $1 billion of the Company’s Class A common stock. Shares repurchased under the Repurchase Program are retired immediately and are accounted for as a decrease to stockholders’ equity. During the fiscal year ended February 1, 2026 (“fiscal 2025”), the Company repurchased 3,173,594 shares of Class A common stock for a total of $155 million through open market transactions. During the fiscal year ended February 2, 2025 (“fiscal 2024”), the Company repurchased 3,974,820 shares of Class A common stock for a total of $176 million through open market transactions. As of February 1, 2026, $669 million of the authorized amount remained available for use under the Repurchase Program.
During the fiscal year ended January 28, 2024 (“fiscal 2023”), secondary public offerings of Class A common stock were completed by certain selling stockholders (the “Selling Stockholders”) affiliated with Clayton, Dubilier & Rice, LLC (“CD&R”). As part of the secondary public offerings, the Selling Stockholders sold to the public (i) existing shares of our Class A common stock and (ii) shares of Class A common stock received in exchange for an equal number of limited partner interests of Holdings (“Partnership Interests”), together with the retirement of a corresponding number of shares of our Class B common stock. Below is a summary of the secondary public offerings completed during fiscal 2023 (collectively the “Secondary Offerings”).

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
Segments
The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM manages the business as a single operating and reportable segment. The Company operates over 370 branch locations primarily across the U.S. The nature of the products and services, suppliers, customers and distribution methods are similar across branches. The consolidated performance of the Company is utilized to determine incentive compensation for executive officers, annual merit decisions, management of national supplier relationships, allocation of resources and in evaluating acquisitions and the Company’s capital structure. Performance is most notably measured by the CODM based on net sales and net income at the consolidated level, as reported in the consolidated statement of operations. Significant expenses within net income include cost of sales and selling, general and administrative expense, which are each separately presented in the consolidated statement of operations. Other segment items within net income include depreciation and amortization expense, interest expense and income tax expense.
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. Fiscal 2025 included 52 weeks, fiscal 2024 included 53 weeks and fiscal 2023 included 52 weeks. The next fiscal year ending January 31, 2027 (“fiscal 2026”) will include 52 weeks.

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
Consideration Received from Suppliers
The Company enters into agreements with many of its suppliers providing for inventory purchase rebates upon achievement of specified volume purchasing levels (“supplier rebates”) and purchase discounts. The Company accrues the receipt of supplier rebates and purchase discounts as part of its cost of sales for products sold based on progress towards earning the supplier rebates, taking into consideration cumulative purchases of inventory to the measurement date and projected purchases through the end of the year. An estimate of supplier rebates and purchase discounts is included in the carrying value of inventory at each period end for supplier rebates to be received on products not yet sold. Supplier rebates and purchase discounts included in inventory were $64 million and $54 million at February 1, 2026 and February 2, 2025, respectively.
Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method based on the following estimated useful lives of the assets:

Buildings and improvements	5 - 39 years
Transportation equipment	5 - 7 years
Furniture, fixtures and equipment	3 - 10 years
Capitalized software	3 years
Property and equipment assets are assessed for recovery when a triggering event occurs. A potential impairment is first evaluated by comparing the undiscounted cash flows associated with the asset, or the asset group it is part of, to its carrying value. If the carrying value is greater than the undiscounted cash flows, the amount of potential impairment is measured by comparing the fair value of the asset, or the asset group it is part of, with its carrying value. The Company assesses the remaining useful life and the recoverability of property and equipment assets whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Judgments regarding the existence of a triggering event are based on market and operational performance. Evaluating potential impairment also requires estimates of future operating results and cash flows. There were no impairments of property and equipment assets during fiscal 2025, fiscal 2024 or fiscal 2023.

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
The Company does not amortize goodwill but does conduct an impairment test of goodwill on an annual basis or whenever events or circumstances indicate that it is “more likely than not” that the fair value of its reporting unit has dropped below its carrying value. The annual goodwill impairment assessment for fiscal 2025, fiscal 2024 and fiscal 2023 consisted of a qualitative assessment to determine whether it is “more likely than not” that the fair value of the reporting unit exceeds its carrying value. The qualitative assessment included evaluating economic, industry, regulatory and company specific factors that could impact the reporting unit fair value. These factors included historical and projected financial metrics (including net sales, operating cash flow and discount rate trends), public equity market trends and evaluation of the markets the Company serves. The quantitative assessment, when applicable, is comprised of comparing the carrying value of a reporting unit to its estimated fair value. The Company estimates the fair value of the reporting unit based on a detailed valuation, utilizing an income approach based on the present value of future cash flows, a market approach based on multiples of sales and profit metrics of similar public companies and a market approach based on multiples of sales and profit metrics for purchase transactions of similar companies (all of which are considered level three measurement techniques). If the carrying value of the reporting unit exceeds its fair value, the Company will recognize the excess of the carrying value over the fair value as a goodwill impairment loss.
Intangible Assets
Finite-lived intangible assets consist primarily of customer relationships which are amortized over the periods during which the Company expects to generate net sales from these customer relationships. The initial amortization life of finite-lived intangible assets primarily range from 10 to 15 years. Finite-lived intangible assets are assessed for impairment when a triggering event occurs. A potential impairment of finite-lived intangible assets is first evaluated by comparing the undiscounted cash flows associated with the asset, or the asset group it is part of, to its carrying value. If the carrying value is greater than the undiscounted cash flows, the amount of potential impairment is measured by comparing the fair value of the asset, or the asset group it is part of, with their carrying value. The Company assesses the remaining useful life and the recoverability of finite-lived intangible assets whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Judgments regarding the existence of a triggering event are based on market and operational performance. Evaluating potential impairment also requires estimates of future operating results and cash flows.
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
Revenue Recognition
The Company’s revenues are earned from contracts with customers. These contracts include written agreements and purchase orders as well as arrangements that are implied by customary business practices or law. The revenue contracts are primarily single performance obligations for the sale of product or performance of services for customers. Revenue is recognized when title is passed to the customer or services are provided in an amount that reflects the consideration the Company expects to be entitled to in exchange for the products and services, which is net of sales tax, customer incentives, returns and discounts. For product sales, the transfer of title generally occurs at the point of destination for products shipped by internal fleet and at the point of shipping for products shipped by third-party carriers. Revenues related to services are recognized in the period the services are performed and were approximately $64 million, $29 million and $23 million during fiscal 2025, fiscal 2024 and fiscal 2023, respectively. Estimates for expected customer incentives, returns and discounts are based on historical experience, anticipated performance and management’s judgment. Generally, the Company’s contracts do not contain significant financing as the standard sales terms are short term in nature.

Shipping and Handling Fees and Costs
The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through cost of sales as inventories are sold. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled $49 million, $46 million and $43 million during fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
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
Upon an exchange transaction that increases the tax attributes available to Core & Main, an increase to deferred tax assets or reduction to deferred tax liabilities is recorded with a corresponding increase to equity. The recognition of the liability under the Tax Receivable Agreement is recorded with a corresponding reduction to equity. Both of these transactions impact equity as they are transactions with shareholders. Subsequent changes in the Tax Receivable Agreement liability are recorded to other income (expense) in the Consolidated Statements of Operations.

Equity-Based Compensation
The Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. That cost is recognized over the requisite service period (generally the vesting period), which is the period during which an employee is required to provide service in exchange for the award. The Company recognizes compensation expense for equity instruments with performance based criteria over the requisite service period when it is probable that the performance conditions will be achieved. The Company reassesses the probability of vesting at each reporting period and adjusts its cumulative compensation cost accordingly.
Basic and Diluted Earnings per Share
The accounting policy for basic and diluted earnings per share is described in Note 12.
Non-controlling Interests
The accounting policy for non-controlling interests is described in Note 11.
Recent Accounting Pronouncements
Income Tax Disclosures - In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). The new guidance requires, on an annual basis, disclosure of specific categories in the rate reconciliation and disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The adoption of ASU 2023-09, as of February 1, 2026, resulted in additional disclosures, but did not have a material impact on the consolidated financial statements.
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

3)    REVENUE
Disaggregation of Revenue
The following table represents net sales disaggregated by product category:

	Fiscal Years Ended
Product Category	February 1, 2026	February 2, 2025	January 28, 2024
Pipes, valves & fittings products	$5,137	$5,006	$4,504
Storm drainage products	1,194	1,147	985
Fire protection products	600	596	688
Meter products	716	692	525
Total Net Sales	$7,647	$7,441	$6,702

4)    ACQUISITIONS
The Company made various acquisitions during fiscal 2025 (the “Fiscal 2025 Acquisitions”), fiscal 2024 (the “Fiscal 2024 Acquisitions”) and fiscal 2023 (the “Fiscal 2023 Acquisitions”) with an aggregate transaction value of $76 million, $769 million and $244 million, subject to working capital adjustments, respectively. These transactions were funded with cash and borrowings under the Senior Term Loan Credit Facility (as defined in Note 6).
Fiscal 2025 Acquisitions
•On January 26, 2026, the Company acquired all of the outstanding shares of Pioneer Supply LLC (“Pioneer Supply”). Pioneer Supply has two locations and is a distributor of water and wastewater products.
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
The following table represents the preliminary allocation of the transaction price to the fair value of identifiable assets acquired and liabilities assumed in the Fiscal 2025 Acquisitions and final allocation of the transaction price to the fair value of identifiable assets acquired and liabilities assumed in the Fiscal 2024 Acquisitions and Fiscal 2023 Acquisitions:

	Fiscal 2025 Acquisitions	Fiscal 2024 Acquisitions(1)	Fiscal 2023 Acquisitions
Cash	$—	$31	$5
Receivables	22	96	48
Inventories	15	112	52
Intangible assets	25	284	107
Goodwill	24	337	26
Property, plant and equipment	1	16	35
Operating lease right-of-use assets	2	22	8
Other assets, current and non-current	—	2	4
Total assets acquired	89	900	285
Accounts payable	10	44	13
Deferred income taxes	—	41	8
Operating lease liabilities, current and non-current	2	22	8
Deferred consideration	14	14	12
Other liabilities, current and non-current	1	6	7
Net assets acquired	$62	$773	$237
(1) Amounts include the purchase price allocation of Dana Kepner net assets of $263 million to goodwill, $184 million to intangible assets,$89 million to net working capital, $29 million to cash and $8 million to fixed assets. Additionally, includes a deferred income tax liability of $36 million for the Dana Kepner acquisition.
The Canada Waterworks acquisition includes a contingent consideration arrangement of up to $18 million that will be paid by the Company to the Canada Waterworks sellers, based upon certain future Adjusted EBITDA targets over a two-year period. The range of the undiscounted amounts the Company could pay under the contingent consideration agreement is between zero and $18 million. On the acquisition date and as of February 1, 2026, the fair value of the contingent consideration liability was estimated at $14 million by utilizing a weighted probability assessment of the potential outcomes (a level 3 fair value measurement based on unobservable inputs).

The net outflow of cash in respect of the purchase of businesses is as follows:

	Fiscal 2025 Acquisitions	Fiscal 2024 Acquisitions	Fiscal 2023 Acquisitions
Net assets acquired	$62	$773	$237
Plus: Working capital adjustment	—	(2)	(1)
Less: Cash acquired in acquisition	—	(31)	(5)
Plus: Contingent consideration	14	—	—
Total consideration	76	740	231
Less: Contingent consideration	$(14)	$—	$—
Total consideration, net of cash; investing cash outflow	$62	$740	$231
In the above transactions, to the extent applicable, the excess of purchase price over net tangible and intangible assets acquired resulted in goodwill, which represents the assembled workforce and anticipated long-term growth in new markets, customers and products. Goodwill of $24 million, $260 million and $11 million associated with the Fiscal 2025 Acquisitions, Fiscal 2024 Acquisitions, and Fiscal 2023 Acquisitions, respectively, are fully deductible by the Company for U.S. income tax purposes.
Intangible Assets
For the Fiscal 2025 Acquisitions, Fiscal 2024 Acquisitions and Fiscal 2023 Acquisitions discussed above, the intangible assets acquired consist of customer relationships and other intangible assets.
The customer relationship intangible assets represent the value associated with those customer relationships in place at the date of the Fiscal 2025 Acquisitions, Fiscal 2024 Acquisitions and Fiscal 2023 Acquisitions. The Company valued the customer relationships using an excess earnings method using various inputs such as customer attrition rate, revenue growth rate, gross margin percentage and discount rate. Cash flows associated with the existing relationships are expected to diminish over time due to customer turnover. The Company reflected this expected diminishing cash flow through the utilization of an annual customer attrition rate assumption and in its method of amortization.
The other intangible assets primarily consist of trademark intangible assets that represent the value associated with the brand names in place at the date of the applicable closing.
A summary of the intangible assets acquired and assumptions utilized in the valuation, for the acquisitions is as follows:

	Intangible Asset Amount	Weighted Average Amortization Period	Weighted Average Discount Rate	Weighted Average Attrition Rate
Customer Relationships
Fiscal 2025 Acquisitions	$23	10 years	14.8%	12.4%
Fiscal 2024 Acquisitions(1)	279	10 years	13.5%	12.5%
Fiscal 2023 Acquisitions	106	10 years	16.0%	13.2%

Other Intangible Assets
Fiscal 2025 Acquisitions	$2	7 years	14.3%	N/A
Fiscal 2024 Acquisitions	5	5 years	13.6%	N/A
Fiscal 2023 Acquisitions	1	2 years	15.5%	N/A
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
5)    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The carrying amount of the Company’s goodwill included in its Balance Sheets is as follows:

	February 1, 2026	February 2, 2025
Gross Goodwill	$1,920	$1,898
Accumulated Impairment	—	—
Net Goodwill	$1,920	$1,898
The changes in the carrying amount of goodwill are as follows:

	Fiscal Years Ended
	February 1, 2026	February 2, 2025
Beginning Balance	$1,898	$1,561
Goodwill acquired during the year	24	336
Foreign currency translation and other	(2)	1
Ending balance	$1,920	$1,898
There was no goodwill impairment during fiscal 2025, fiscal 2024 or fiscal 2023. The Company’s analyses were based in part on the expectation of future market conditions, future net sales and operating cash flow growth and discount rates that would be used by market participants in an arms-length transaction. Should actual performance or expectations of long-term assumptions be lower than presently expected, the Company’s goodwill could be impaired.
Intangible Assets
The Company’s intangible assets included in its Balance Sheets consist of the following:

	February 1, 2026			February 2, 2025
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Customer relationships	$1,796	$1,014	$782	$1,775	$868	$907
Internal use software	36	—	36	23	—	23
Other intangible assets	12	7	5	10	5	5
Total	$1,844	$1,021	$823	$1,808	$873	$935

Amortization expense related to intangible assets was as follows:

	Fiscal Years Ended
	February 1, 2026	February 2, 2025	January 28, 2024
Amortization expense	$149	$151	$122
There were no intangible asset impairments during fiscal 2025, fiscal 2024 or fiscal 2023.
The estimated aggregate amortization expense on intangible assets owned by the Company as of February 1, 2026 was expected to be as follows:

Fiscal 2026	$141
Fiscal 2027	132
Fiscal 2028	123
Fiscal 2029	109
Fiscal 2030	97

6)    DEBT
Debt consisted of the following:

	February 1, 2026		February 2, 2025
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
Senior Term Loan due July 2028	$15	$—	$15	$—
Senior Term Loan due February 2031	9	—	9	—
	24	—	24	—
Long-term debt:
Senior ABL Credit Facility due February 2029	—	—	93	—
Senior Term Loan due July 2028	1,218	9	1,233	12
Senior Term Loan due February 2031	924	9	933	10
	2,142	18	2,259	22
Total	$2,166	$18	$2,283	$22
The debt obligations as of February 1, 2026 include the following debt agreements:
Senior Term Loan Credit Facility
Core & Main LP has entered into a Senior Term Loan Credit Facility (as defined herein) under which it can incur tranches of indebtedness. Pursuant to the Senior Term Loan Credit Facility, Core & Main LP entered into a $1,500 million senior term loan (the “2028 Senior Term Loan”) which matures on July 27, 2028. The 2028 Senior Term Loan requires quarterly principal payments on the last business day of each fiscal quarter in an amount equal to approximately 0.25% of the original principal amount. The remaining balance is payable upon final maturity of the 2028 Senior Term Loan on July 27, 2028. The 2028 Senior Term Loan bears interest at a rate equal to (i) term secured overnight financing rate (“Term SOFR”) plus, in each case, an effective applicable margin of 2.00% or (ii) the base rate, which will be the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) the overnight federal funds rate plus 0.50% per annum and (z) one-month Term SOFR (adjusted for maximum reserves) plus 1.00% per annum, plus, in each case, an applicable margin of 1.00%. The 2028 Senior Term Loan is subject to a Term SOFR “floor” of 0.00%. The weighted average interest rate, excluding the effect of the interest rate swap, of Core & Main LP’s outstanding borrowings under the 2028 Senior Term Loan as of February 1, 2026 was 5.69%. See further discussion of the interest rate swap below. Based on quotes from financial institutions (i.e., level 2 of the fair value hierarchy), the fair value of the 2028 Senior Term Loan was $1,235 million as of February 1, 2026.
Pursuant to the Senior Term Loan Credit Facility, Core & Main LP entered into a $944 million senior term loan (the “2031 Senior Term Loan” and, together with the 2028 Senior Term Loan, the “Senior Term Loan Credit Facility”), which matures on February 9, 2031. The 2031 Senior Term Loan requires quarterly principal payments, payable on the last business day of each fiscal quarter, in an amount equal to approximately 0.25% of the principal amount of the 2031 Senior Term Loan. The remaining balance is payable upon final maturity of the 2031 Senior Term Loan on February 9, 2031. The 2031 Senior Term Loan bears interest at a rate equal to (i) Term SOFR plus, in each case, an applicable margin of 2.00% or (ii) the base rate, which will be the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) the overnight federal funds rate plus 0.50% per annum and (z) one-month Term SOFR (adjusted for maximum reserves) plus 1.00% per annum, plus, in each case, an applicable margin of 1.00%. The 2031 Senior Term Loan is subject to a Term SOFR “floor” of 0.00%. The weighted average interest rate, excluding the effect of the interest rate swap, of Core & Main LP’s outstanding borrowings under the 2031 Senior Term Loan as of February 1, 2026 was 5.69%. See further discussion of the interest rate swap below. Based on quotes from financial institutions (i.e., level 2 of the fair value hierarchy), the fair value of the 2031 Senior Term Loan was $933 million as of February 1, 2026.

Asset-Based Credit Facility
Core & Main LP has a senior asset-based revolving credit facility with a borrowing capacity of up to $1,250 million, subject to borrowing base availability, with a maturity date of February 9, 2029 (the “Senior ABL Credit Facility”). Borrowings under the Senior ABL Credit Facility bear interest at either a Term SOFR rate plus an applicable margin ranging from 1.25% to 1.75%, or an alternate base rate plus an applicable margin ranging from 0.25% to 0.75%, depending on the borrowing capacity under the Senior ABL Credit Facility. Additionally, Core & Main LP pays a fee of 0.25% on unfunded commitments under the Senior ABL Credit Facility. As of February 1, 2026 there were no amounts outstanding and as of February 2, 2025 there was $93 million of outstanding borrowings under the Senior ABL Credit Facility.
The aforementioned debt agreements include customary affirmative and negative covenants, which include, among other things, restrictions on Core & Main LP’s ability to make distributions, pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. The Senior Term Loan Credit Facility may require accelerated repayment based upon cash flows generated in excess of operating and investing requirements when the Consolidated Secured Leverage Ratio (as defined in the agreement governing the Senior Term Loan Credit Facility) is greater than or equal to 3.25. In addition, the Senior ABL Credit Facility requires Core & Main LP to comply with a consolidated fixed charge coverage ratio of greater than or equal to 1.00 when availability under the Senior ABL Credit Facility is less than 10.0% of the lesser of (i) the then applicable borrowing base or (ii) the then aggregate effective commitments. The Company was in compliance with all debt covenants as of February 1, 2026.
Substantially all of Core & Main LP’s assets are pledged as collateral for the Senior Term Loan Credit Facility and the Senior ABL Credit Facility.
The aggregate amount of debt payments under the Senior Term Loan Credit Facility and the Senior ABL Credit Facility for the next five fiscal years are as follows:

Fiscal 2026	$24
Fiscal 2027	24
Fiscal 2028	1,212
Fiscal 2029	9
Fiscal 2030	9
Interest Rate Swaps
Core & Main LP entered into an instrument in which it makes payments to a third party based upon a fixed interest rate of 0.693% and receives payments based upon the one-month Term SOFR rate. The interest rate swap has a notional amount of $700 million as of February 1, 2026 through the instrument maturity on July 27, 2026. This instrument is intended to reduce the Company's exposure to variable interest rates under the Senior Term Loan Credit Facility. As of February 1, 2026, this instrument resulted in an effective fixed rate of 2.693%, based upon the 0.693% fixed rate plus an effective applicable margin of 2.00%.
Core & Main LP entered into an instrument pursuant to which it will make payments to a third party based upon a fixed interest rate of 3.913% and receive payments based upon the one-month Term SOFR rate. The interest rate swap has a starting notional amount of $750 million that increases to $1,500 million on July 27, 2026 through the instrument maturity on July 27, 2028. The instrument is intended to reduce the Company’s exposure to variable interest rates under the Senior Term Loan Credit Facility. As of February 1, 2026, this instrument resulted in an effective fixed rate of 5.913%, based upon the 3.913% fixed rate plus an effective applicable margin of 2.00%.
The fair value of these cash flow interest rate swaps was a $10 million asset and a $20 million liability, respectively, as of February 1, 2026, which is included within prepaid expenses and other current assets and other current liabilities, respectively, in the Balance Sheet. The aggregate fair value of these cash flow interest rate swaps was a $40 million asset as of February 2, 2025 which is included within other assets in the Balance Sheet.

	Fiscal Years Ended
Accumulated Other Comprehensive (Loss) Income	February 1, 2026	February 2, 2025	January 28, 2024
Beginning of period balance	$30	$48	$70
Measurement adjustment gain for interest rate swap	(20)	23	21
Reclassification of (income) expense to interest expense	(29)	(47)	(42)
Tax benefit (expense) on interest rate swap adjustments
Measurement adjustment gain for interest rate swap	5	(6)	(4)
Reclassification of (income) expense to interest expense	7	12	8
Tax impact of exchange of Partnership Interests	—	—	(5)
End of period balance	$(7)	$30	$48
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
As of February 1, 2026, the Company estimates $5 million of the cash flow interest rate swap net gains will be reclassified from accumulated other comprehensive income into earnings over the next 12 months.
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
The income before provision for income taxes were attributable to the following jurisdictions:

	Fiscal Years Ended
	February 1, 2026	February 2, 2025	January 28, 2024
Domestic	$605	$576	$659
Foreign	2	1	—
	$607	$577	$659
The provision for income taxes consisted of the following:

	Fiscal Years Ended
	February 1, 2026	February 2, 2025	January 28, 2024
Current:
Federal	$92	$101	$98
State	25	29	28
	117	130	126
Deferred:
Federal	21	11	2
State	7	2	—
	28	13	2
Total	$145	$143	$128

The reconciliations of the provision for income taxes at the federal corporate statutory rate of 21% to the tax provision for fiscal 2025, fiscal 2024 and fiscal 2023 are as follows:

	Fiscal Years Ended
	February 1, 2026		February 2, 2025		January 28, 2024
	Provision for income taxes	Effective tax rate	Provision for income taxes	Effective tax rate	Provision for income taxes	Effective tax rate
Income taxes at federal statutory rate	$127	21.0%	$121	21.0%	$138	21.0%
State income taxes(1)	26	4.3	26	4.5	23	3.5
Partnership income not subject to U.S. tax	(4)	(0.7)	(5)	(0.8)	(32)	(5.0)
Corporate subsidiary tax	—	—	—	—	(2)	(0.3)
Nontaxable or nondeductible items	—	—	2	0.3	2	0.4
Net benefits from tax credit investments	(4)	(0.7)	—	—	—	—
Other	—	—	(1)	(0.2)	(1)	(0.2)
Total provision	$145	23.9%	$143	24.8%	$128	19.4%
(1)For fiscal 2025 state taxes in California, Florida, Illinois, Minnesota, New York, Pennsylvania, Tennessee and New Jersey comprised the majority (greater than 50 percent) of the tax effect in this category. For fiscal 2024 state taxes in California, Florida, Minnesota, Illinois, New York, Pennsylvania, Colorado, Tennessee, Georgia and Wisconsin comprised the majority of the tax effect in this category. For fiscal 2023 state taxes in California, Florida, Illinois, Minnesota, New York, Pennsylvania, Georgia, Wisconsin and New Jersey comprised the majority of the tax effect in this category.
The variations between the Company’s estimated effective tax rate and the U.S. and state statutory rates are primarily due to the portion of the Company’s earnings attributable to non-controlling interests.
The tax effects of temporary differences that give rise to the deferred tax assets and liabilities were as follows:

	February 1, 2026	February 2, 2025
Deferred Tax Assets:
Basis difference in partnership investments of Core & Main, Inc.	$510	$503
Imputed interest on Tax Receivable Agreements	50	49
Intangibles	3	4
Other	2	2.0

Deferred Tax Liabilities:
Basis difference in partnership investments of Core & Main Buyer, Inc.	(89)	(87)
The Company’s operations have resulted in income, and as such, the Company maintains no valuation allowance against its deferred tax assets.
The Company’s cash paid for taxes during fiscal 2025, fiscal 2024 and fiscal 2023, net of refunds, are as follows:

	Fiscal Years Ended
	February 1, 2026	February 2, 2025	January 28, 2024
Cash paid for income taxes, net of refunds:
U.S. federal	$54	$112	$90
U.S. state and local	25	31	26
Total cash paid for income taxes	$79	$143	$116

Core & Main, Inc. Partnership Investment
As part of the reorganization transactions performed at the time of the initial public offering, the Company assumed a deferred tax liability associated with the difference between its financial reporting investment and tax basis in Holdings. Subsequent exchanges of Partnership Interests by certain stockholders affiliated with CD&R and Management Feeder that continued to own Partnership Interests beyond the time of the initial public offering created additional tax basis that may reduce taxable income in the future. This resulted in the recognition of deferred tax assets that have been partially offset by incremental recognition of the deferred tax liability assumed at the initial public offering. As of February 1, 2026 and February 2, 2025, the Company had a $510 million and $503 million, respectively, in deferred tax asset associated with the difference between Core & Main’s financial reporting basis and the tax basis of Core & Main’s investment in Holdings.
Buyer Deferred Tax Liability
The Company completed the acquisitions of all the outstanding shares of certain acquired companies through Core & Main Buyer, Inc. (“Buyer”), a wholly-owned subsidiary of the Company. Buyer subsequently contributed these acquired companies to Core & Main LP. The taxable income that is allocated to Buyer, for its contribution of these acquired companies to Core & Main LP, is subject to corporate federal and state income tax in substantially all fifty states. As of February 1, 2026 and February 2, 2025, this deferred tax liability was $89 million and $87 million, respectively.
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
The Company recorded payables to related parties pursuant to the Tax Receivable Agreements of $720 million and $725 million as of February 1, 2026 and February 2, 2025, respectively. Payments under the Tax Receivable Agreements within the next 12 months are expected to be $40 million, which is included within other current liabilities in the Balance Sheet.
The actual amount and timing of any potential additional payments under the Tax Receivable Agreements will vary depending upon a number of factors, including the timing of exchanges by the holders of Partnership Interests, the amount of gain recognized by such holders of Partnership Interests, the amount and timing of the taxable income the Company generates in the future and the federal tax rates then applicable. Assuming (i) that Management Feeder exchanged all of their remaining Partnership Interests at $53.36 per share of our Class A common stock (the closing stock price on January 30, 2026), (ii) no material changes in relevant tax law, (iii) a constant corporate tax rate of 24.8%, which represents a pro forma tax rate that includes a provision for U.S. federal income taxes and assumes the highest statutory rate apportioned to each state and local jurisdiction and (iv) that the Company earns sufficient taxable income in each year to realize on a current basis all tax benefits that are subject to the Continuing Limited Partners Tax Receivable Agreement, the Company would recognize a deferred tax asset (subject to offset with existing deferred tax liabilities) of approximately $102 million and a liability of approximately $87 million, payable over the life of the Continuing Limited Partners Tax Receivable Agreement. The full exchange will also decrease Core & Main's aforementioned deferred tax asset associated with its investment in Holdings by $5 million, as Core & Main recognizes the deferred tax consequences associated with the non-controlling Partnership Interests being exchanged. These amounts are estimates only and are subject to change.
Uncertain tax positions
Total gross unrecognized tax benefits as of February 1, 2026 and February 2, 2025, as well as activity within each of the years, were not material.
Investment Tax Credits
In fiscal 2025, the Company invested $37 million in tax advantaged limited partnerships involved in the construction and operation of renewable energy projects. The provision for income taxes, in the Consolidated Statements of Operations, includes $35 million of benefits from income tax credits and other income tax benefits partially offset by $31 million of amortization expense associated with our investments in these partnerships. The income tax credits and other income tax benefits received are included in accrued liabilities in net cash provided by operating activities in the Consolidated Statements of Cash Flows. As of February 1, 2026, the carrying value of these investments was $6 million which is included within other assets in the Balance Sheets.

8)    LEASES
The Company occupies certain facilities and operates certain equipment and vehicles under operating leases that expire at various dates through the year 2038.
The table below presents lease costs associated with facility, equipment and vehicle operating leases:

		Fiscal Years Ended
Lease Cost	Classification	February 1, 2026	February 2, 2025	January 28, 2024
Operating Lease Cost	Selling, general, and administrative expense	$110	$98	$80
Future aggregate rental payments under non-cancelable operating leases as of February 1, 2026 are as follows:

February 1, 2026
Fiscal 2026	$89
Fiscal 2027	76
Fiscal 2028	58
Fiscal 2029	38
Fiscal 2030	24
Thereafter	40
Total minimum lease payments	325
Less: present value discount	(36)
Present value of lease liabilities	$289
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

Operating Lease Term and Discount Rate	February 1, 2026	February 2, 2025
Weighted average remaining lease term (years)	4.3	3.9
Weighted average discount rate	5.5%	5.8%
The table below presents cash and non-cash impacts associated with leases:

	Fiscal Years Ended
	February 1, 2026	February 2, 2025	January 28, 2024
Operating cash flow payments for operating lease liabilities	$72	$64	$54
Operating cash flow payments for non-lease components	38	34	26

Right-of-use assets obtained in exchange for new operating lease liabilities	$118	$93	$65
The non-cash impact related to ROU assets obtained in exchange for new operating lease liabilities in the table above excludes the impact from acquisitions. ROU assets acquired as part of the acquisitions are presented in Note 4.
9)    COMMITMENTS AND CONTINGENCIES
Purchase Obligations
As of February 1, 2026, the Company had agreements in place with various suppliers to purchase goods and services, primarily inventory, in the aggregate amount of $992 million. These purchase obligations are generally cancellable, but the Company does not currently intend to cancel. Payment is dependent on lead times from our suppliers, and could be extended due to supply chain disruptions. Payments are generally expected to be made during fiscal 2026 for these obligations.
Encumbered Assets
As of February 1, 2026, substantially all of the Company’s assets were pledged as collateral for the Company’s credit facilities.

Legal Matters
The Company is involved in various legal proceedings arising in the normal course of its business. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that it determines to be both probable and reasonably estimable. As of February 1, 2026 and February 2, 2025, these established reserves for litigation were not material. In the opinion of management, based on current knowledge, all probable and reasonably estimable matters are believed to be adequately reserved for or covered by insurance and are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. For all other matters, management believes the possibility of losses from such matters is not probable, the potential loss from such matters is not reasonably estimable, or such matters are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if resolved unfavorably.
Self-Insurance
The Company has high deductible insurance programs for most losses related to general liability, product liability, automobile liability and workers’ compensation, and is self-insured for medical claims, while maintaining per employee stop loss coverage, and certain legal claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability in the accompanying Balance Sheets. The Company’s self-insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience. At February 1, 2026 and February 2, 2025, the Company’s self-insurance liabilities totaled $31 million and $29 million, respectively.
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
10)    SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Receivables
Receivables consisted of the following:

	February 1, 2026	February 2, 2025
Trade receivables, net of allowance for credit losses	$981	$986
Supplier rebate receivables	67	80
Receivables, net of allowance for credit losses	$1,048	$1,066
Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	February 1, 2026	February 2, 2025
Land	$38	$38
Buildings and improvements	97	85
Transportation equipment	70	55
Furniture, fixtures and equipment	139	122
Capitalized software	28	26
Construction in progress	7	10
Property, plant and equipment	379	336
Less accumulated depreciation and amortization	(201)	(168)
Property, plant and equipment, net	$178	$168

Depreciation expense is classified within cost of sales and depreciation and amortization within the Statement of Operations. Depreciation expense related to property, plant and equipment, including capitalized software, was as follows:

	Fiscal Years Ended
	February 1, 2026	February 2, 2025	January 28, 2024
Depreciation expense	$37	$35	$27
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following:

	February 1, 2026	February 2, 2025
Accrued bonuses and commissions	$89	$91
Other compensation and benefits	34	32
Accrued compensation and benefits	$123	$123

11)    NON-CONTROLLING INTERESTS
Core & Main is the general partner of Holdings and operates and controls all of the business and affairs of Holdings and, through Holdings and its subsidiaries, conducts the Company's business. Core & Main consolidates the consolidated financial statements of Holdings and attributes a portion of net income and equity of Holdings to non-controlling interests related to the vested Partnership Interests not held by the Company. The non-controlling interests’ ownership percentage may fluctuate over time as Partnership Interests are exchanged, together with the retirement of a corresponding number of shares of Class B common stock, for shares of Class A common stock and Partnership Interests held by Management Feeder vest. The Company had non-controlling interests of 3.3%, 3.9% and 4.6% as of February 1, 2026, February 2, 2025 and January 28, 2024, respectively.

12)    BASIC AND DILUTED EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per share for fiscal 2025, fiscal 2024 and fiscal 2023.
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

	Fiscal Years Ended
Basic earnings per share:	February 1, 2026	February 2, 2025	January 28, 2024
Net income	$462	$434	$531
Net income attributable to non-controlling interests	21	23	160
Net income available to Class A common stock	441	411	371
Weighted average shares outstanding	189,723,857	191,617,275	172,839,836
Net income per share	$2.32	$2.14	$2.15
Diluted earnings per share:
Net income available to common shareholders - basic	$441	$411	$371
Increase to net income attributable to dilutive instruments	16	18	118
Net income available to common shareholders - diluted	457	429	489
Weighted average shares outstanding - basic	189,723,857	191,617,275	172,839,836
Incremental shares of common stock attributable to dilutive instruments	8,137,929	9,825,475	54,978,241
Weighted average shares outstanding - diluted	197,861,786	201,442,750	227,818,077
Net income per share - diluted	$2.31	$2.13	$2.15
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
Partnership Interests
A summary of the Partnership Interests is presented below (shares in thousands):

	Number of Shares	Weighted Average Benchmark Price
Outstanding as of February 2, 2025	7,123	$—
Exchanged	(1,224)	—
Outstanding as of February 1, 2026	5,899	$—

	Number of Shares	Weighted Average Benchmark Price
Unvested as of February 2, 2025	222	$—
Vested	(127)	—
Unvested as of February 1, 2026	95	$—
Stock Appreciation Rights
A summary of the stock appreciation rights is presented below (shares in thousands):

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of February 2, 2025	172	$6.03
Exchanged	(85)	5.33
Forfeited	(6)	8.52
Outstanding as of February 1, 2026	81	$6.58	$4

Exercisable as of February 1, 2026	55	$5.70	$3
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
Restricted Stock Units
A summary of the restricted stock units granted under the Omnibus Incentive Plan is presented below (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding and Unvested as of February 2, 2025	317	$33.23
Granted	156	50.60
Distributed	(190)	30.90
Forfeited	(20)	43.42
Outstanding and Unvested as of February 1, 2026	263	$44.43
The restricted stock units generally vest over a three-year period. The estimated fair value of the restricted stock units when granted was amortized over the vesting period. The grant date fair value of restricted stock units was determined based on the price of the Company’s Class A common stock on the grant date.

Stock Options
A summary of the stock options granted under the Omnibus Incentive Plan is presented below (shares in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of February 2, 2025	2,093	$28.56
Granted	507	46.89
Exercised	(561)	27.27
Forfeitures	(67)	40.68
Outstanding as of February 1, 2026	1,972	$33.23	7.6	$40

Exercisable as of February 1, 2026	1,015	$25.64	6.9	$28
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

	February 1, 2026	February 2, 2025	January 28, 2024
Risk-free interest rate	4.04%	4.04%	3.87%
Dividend yield	1.0%	1.0%	2.0%
Expected volatility factor	40.5%	36.5%	40.0%
Expected life in years	6.0	6.0	6.0
Weighted-average fair value	$19.07	$19.15	$8.06
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
Performance Shares
A summary of the performance-based restricted stock (the “performance shares”) granted under the Omnibus Incentive Plan is presented below (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding and Unvested as of February 2, 2025	—	$—
Granted	431	50.46
Forfeited	(46)	48.31
Outstanding and Unvested as of February 1, 2026	385	$50.72
The performance shares contain performance-based criteria in addition to a four-year service period. The grant date fair value of the performance shares was determined based on the price of the Company’s Class A common stock on the grant date. If the performance based criteria is not met, all of the performance shares will be immediately forfeited and canceled.
Compensation Expense
The Company recognized compensation expense of $17 million, $14 million and $10 million during fiscal 2025, fiscal 2024 and fiscal 2023, respectively, associated with the aforementioned equity based compensation plans. As of February 1, 2026, the unrecognized share based compensation was $15 million which is expected to be recognized over a weighted average period of 0.9 years.

Employee Stock Purchase Plan
In July 2021, Core & Main’s sole stockholder approved and Core & Main’s board of directors adopted the Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, 2.5 million shares of Class A common stock are reserved and available for future purchase. For fiscal 2025, 93 thousand shares of Class A common shares were purchased under the ESPP at a weighted-average price of $53.24 per share, resulting in cash proceeds of approximately $5 million. For fiscal 2024, 92 thousand shares of Class A common shares were purchased under the ESPP at a weighted-average price of $47.41 per share, resulting in cash proceeds of approximately $4 million.
Employee Benefit Plans
The Company offers a comprehensive Health & Welfare Benefits Program (the “Program”) which allows employees who satisfy certain eligibility requirements to choose among different levels and types of coverage. The Program provides employees healthcare coverage in which the employer and employee share costs. In addition, the Program offers employees the opportunity to participate in various voluntary coverages, including flexible spending accounts and health savings accounts. The Company maintains a 401(k) defined contribution plan that is qualified under Sections 401(a) and 501(a) of the Internal Revenue Code. Employees of the Company who satisfy the plan’s eligibility requirements may elect to contribute a portion of their compensation to the plan on a pre-tax basis. The Company may match a percentage of the employees’ contributions to the plan based on eligible compensation deferred. Matching contributions are generally made shortly after the end of each pay period. The Company recorded expenses of $14 million, $14 million and $12 million related to matching contributions during fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
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
The Exchange Agreement also provides that, in connection with any such exchange, to the extent that Holdings has, since the initial public offering, made distributions that are proportionately lesser or greater than the distributions made to Core & Main, on a pro rata basis, the number of shares of Class A common stock to be issued or cash to be paid to Management Feeder will be adjusted to take into account the amount of such discrepancy that is allocable to the Partnership Interests, and Class B common stock, subject to such exchange. As of February 1, 2026, the Company had a shareholder receivable of $16 million recorded within additional paid in capital related to distributions in excess of shareholders’ pro rata share. Core & Main expects to cause Holdings to make distributions to its partners in such a manner as generally to limit increases to the number of shares of Class A common stock to be issued or cash to be paid to Management Feeder in connection with the adjustment described in the preceding sentence.
15)    SUBSEQUENT EVENTS
Management has evaluated events or transactions that may have occurred that would merit recognition or disclosure in the condensed consolidated financial statements. No subsequent events were identified.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports under the Exchange Act that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that, as of February 1, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As of February 1, 2026, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on management’s assessment utilizing these criteria, our management concluded that our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting, as of February 1, 2026, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, which has issued an attestation report on the Company’s internal control over financial reporting, which is included in Part II, Item 8: “Financial Statements and Supplementary Data.” of this Annual Report on Form 10-K.
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

Item 9B. Other Information
Item 408(a) of Regulation S-K requires the Company to disclose whether any of its directors or officers have adopted or terminated (i) any trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); and/or (ii) any written trading arrangement that meets the requirements of a “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K. During the quarter ended February 1, 2026, the following activity occurred requiring disclosure under Item 408(a) of Regulation S-K.
Robyn L. Bradbury, Chief Financial Officer, adopted a new trading arrangement on January 16, 2026 providing for the sale of up to 35,000 aggregate shares of the Company’s Class A common stock between April 17, 2026 and October 16, 2026.
Bradford A. Cowles, President, adopted a new trading arrangement on January 16, 2026 providing for the sale of up to 100,000 aggregate shares of the Company’s Class A common stock between April 17, 2026 and October 16, 2026.
S.O. LeClair Revocable Trust, DTD 5/12/2023, affiliated with Stephen O. LeClair, Chair of the Board and Executive Chair, adopted a new trading arrangement on January 16, 2026 providing for the sale of up to 800,000 aggregate shares of the Company’s Class A common stock between April 20, 2026 and October 20, 2026.
The Irrevocable Trust FBO D. G. Gipson, affiliated with Dennis G. Gipson, Director, adopted a new trading arrangement on January 16, 2026, providing for the sale of up to 25,000 aggregate shares of the Company’s Class A common stock between April 17, 2026 and October 19, 2026.
Each of the above trading arrangements is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s Policy on Trading in Securities.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information with respect to this Item will be set forth in the definitive proxy statement for our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”), which will be filed with the SEC no later than 120 days after February 1, 2026 and is incorporated herein by reference.
Item 11. Executive Compensation
Certain information with respect to this Item will be set forth in our 2026 Proxy Statement, which will be filed with the SEC no later than 120 days after February 1, 2026 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information with respect to this Item will be set forth in our 2026 Proxy Statement, which will be filed with the SEC no later than 120 days after February 1, 2026 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Party Transactions, and Director Independence
Certain information with respect to this Item will be set forth in our 2026 Proxy Statement, which will be filed with the SEC no later than 120 days after February 1, 2026 and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Certain information with respect to this Item will be set forth in our 2026 Proxy Statement, which will be filed with the SEC no later than 120 days after February 1, 2026 and is incorporated herein by reference.

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

10.12†
Employment and Transition Agreement, dated as of March 20, 2025, by and between Core & Main LP and Stephen O. LeClair (incorporated by reference to Exhibit 10.3 to Core & Main's Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2025).

10.13†
Employment Agreement, dated as of March 20, 2025, by and between Core & Main LP and Mark R. Witkowski (incorporated by reference to Exhibit 10.1 to Core & Main’s Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2025).

10.14†
Employment Agreement, dated as of March 20, 2025, by and between Core & Main LP and Robyn L Bradbury (incorporated by reference to Exhibit 10.2 to Core & Main’s Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2025).

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

10.23†	Form of Employee RSU Agreement (incorporated by reference to Exhibit 10.1 to Core & Main’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2022 (File No. 001-40650)).

10.24†	Form of Employee Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Core & Main’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2022 (File No. 001-40650)).

10.25†	Form of Director RSU Agreement (incorporated by reference to Exhibit 10.1 to Core & Main’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2022 (File No. 001-40650)).

10.26†	Form of Employee RSU Agreement (incorporated by reference to Exhibit 10.2 to Core & Main’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2022 (File No. 001-40650)).

10.27†	Form of Employee Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Core & Main’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2022 (File No. 001-40650)).

10.28†	Form of Performance Share Agreement (incorporated by reference to Exhibit 10.4 to Core & Main’s Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2025).

10.29
Amendment No. 2 and Waiver to the Second Amended and Restated Agreement of Limited Partnership of Core & Main Holdings, LP (incorporated by reference to Exhibit 10.28 to Core & Main's Annual Report on Form 10-K for the annual period ended January 28, 2024 filed on March 19, 2024).

10.30
Purchase and Redemption Agreement, dated as of November 9, 2023, by and among Core & Main, Inc., Core & Main Holdings, LP, CD&R Fund X Advisor Waterworks B, L.P., CD&R Fund X Waterworks B1, L.P., CD&R Fund X-A Waterworks B, L.P. and CD&R Waterworks Holdings, LLC (incorporated by reference to Exhibit 10.1 to Core & Main’s Current Report on Form 8-K, filed on November 9, 2023).

10.31
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

10.34
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

10.35†
Employment Agreement, dated as of July 5, 2024 by and between Core & Main LP and Michael G. Huebert (incorporated by reference to Exhibit 10.1 to Core & Main’s Current Report on Form 8-K filed July 8, 2024).

10.36†
Executive Transition Agreement, dated as of September 5, 2025, by and between Core & Main LP and John R. Schaller (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2025).

19.1
Core & Main Policy on Trading Securities (Insider Trading Policy) (incorporated by reference to Exhibit 19.1 to Core & Main's Annual Report on Form 10-K for the annual period ended February 2, 2025 filed on March 25, 2025).

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

32.1**	Certification by Mark R. Witkowski, Core & Main’s Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by Robyn L. Bradbury, Core & Main’s Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: March 24, 2026	CORE & MAIN, INC.
(Registrant)
	By:	/s/ Mark. R. Witkowski
Name: Mark R. Witkowski
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 24, 2026	CORE & MAIN, INC.
	By:	/s/ Mark R. Witkowski
Name: Mark R. Witkowski
Title: Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Robyn L. Bradbury
Name: Robyn L. Bradbury
Title: Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ John W. Stephens
Name: John W. Stephens
Title: Vice President, Chief Accounting Officer
(Principal Accounting Officer)

	By:	/s/ Stephen O. LeClair
Name: Stephen O. LeClair
Title: Executive Chair and Chair of the Board

	By:	/s/ Bhavani Amirthalingam
Name: Bhavani Amirthalingam
Title: Director

	By:	/s/ Robert M. Buck
Name: Robert M. Buck
Title: Director

	By:	/s/ James G. Castellano
Name: James G. Castellano
Title: Director

	By:	/s/ Dennis G. Gipson
Name: Dennis G. Gipson
Title: Director

	By:	/s/ James D. Hope
Name: James D. Hope
Title: Director

	By:	/s/ Orvin T. Kimbrough
Name: Orvin T. Kimbrough
Title: Director

	By:	/s/ Kathleen M. Mazzarella
Name: Kathleen M. Mazzarella
Title: Director

	By:	/s/ Margaret M. Newman
Name: Margaret M. Newman
Title: Director