Form 10-Q
period 2026-05-03
Core & Main, Inc.
filed 2026-06-10
CIK 1856525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of June 5, 2026, there were 187,192,831 shares of the registrant’s Class A common stock, par value $0.01 per share, and 6,327,204 shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding.

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
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be outside our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition, cash flows and the development of the market in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed under the captions “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2026 (the “2025 Annual Report on Form 10-K”) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Furthermore, new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:
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
•our ability to sustain an active, liquid trading market for our Class A common stock; and
•risks related to other factors discussed under “Risk Factors” in our 2025 Annual Report on Form 10-K.
You should read this Quarterly Report on Form 10-Q and our 2025 Annual Report on Form 10-K completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, and changes in future operating results over time or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CORE & MAIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Amounts in millions (except share and per share data), unaudited

	May 3, 2026	February 1, 2026
ASSETS
Current assets:
Cash and cash equivalents	$150	$220
Receivables, net of allowance for credit losses of $25 and $22, respectively	1,259	1,048
Inventories	1,103	986
Prepaid expenses and other current assets	45	48
Total current assets	2,557	2,302
Property, plant and equipment, net	184	178
Operating lease right-of-use assets	297	287
Intangible assets, net	791	823
Goodwill	1,921	1,920
Deferred income taxes	561	565
Other assets	13	10
Total assets	$6,324	$6,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$24	$24
Accounts payable	814	512
Accrued compensation and benefits	65	123
Current operating lease liabilities	77	75
Other current liabilities	126	140
Total current liabilities	1,106	874
Long-term debt	2,120	2,124
Non-current operating lease liabilities	223	214
Deferred income taxes	89	89
Tax receivable agreement liabilities	642	680
Other liabilities	30	30
Total liabilities	4,210	4,011
Commitments and contingencies
Class A common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 187,866,769 and 188,770,435 shares issued and outstanding as of May 3, 2026 and February 1, 2026, respectively	2	2
Class B common stock, par value $0.01 per share, 500,000,000 shares authorized, 6,347,204 and 6,611,263 shares issued and outstanding as of May 3, 2026 and February 1, 2026, respectively	—	—
Additional paid-in capital	1,253	1,246
Retained earnings	786	755
Accumulated other comprehensive (loss)	(1)	(6)
Total stockholders’ equity attributable to Core & Main, Inc.	2,040	1,997
Non-controlling interests	74	77
Total stockholders’ equity	2,114	2,074
Total liabilities and stockholders’ equity	$6,324	$6,085

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in millions (except share and per share data), unaudited

	Three Months Ended
	May 3, 2026	May 4, 2025

Net sales	$1,910	$1,911
Cost of sales	1,390	1,401
Gross profit	520	510
Operating expenses:
Selling, general and administrative	299	293
Depreciation and amortization	44	46
Total operating expenses	343	339
Operating income	177	171
Interest expense	27	30
Income before provision for income taxes	150	141
Provision for income taxes	37	36
Net income	113	105
Less: net income attributable to non-controlling interests	5	5
Net income attributable to Core & Main, Inc.	$108	$100

Earnings per share (“EPS”)
Basic	$0.57	$0.53
Diluted	$0.57	$0.52
Number of shares used in computing EPS
Basic	188,379,992	189,802,381
Diluted	195,682,551	198,700,476

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Amounts in millions, unaudited

	Three Months Ended
	May 3, 2026	May 4, 2025

Net income	$113	$105
Net comprehensive gain (loss), net of tax (expense) benefit of $(2) and $7, respectively	5	(21)
Total comprehensive income	118	84
Less: comprehensive income attributable to non-controlling interests	5	4
Total comprehensive income attributable to Core & Main, Inc.	$113	$80
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Amounts in millions (except share data), unaudited

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-Controlling Interests	Total Stockholders’ Equity
Balances at February 1, 2026	188,770,435	$2	6,611,263	$—	$1,246	$755	$(6)	$77	$2,074
Net income	—	—	—	—	—	108	—	5	113
Equity-based compensation	—	—	—	—	3	—	—	—	3
Net comprehensive income, net of tax	—	—	—	—	—	—	5	—	5
Distributions to non-controlling interest holders	—	—	—	—	1	—	—	(3)	(2)
Repurchase and retirement of equity interests	(1,773,703)	—	—	—	(8)	(77)	—	(3)	(88)
Exchange of Partnership Interests and Class B Shares for Class A Shares	256,957	—	(264,059)	—	2	—	—	(2)	—
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	3	—	—	—	3
Establishment of tax receivable agreement liabilities	—	—	—	—	(3)	—	—	—	(3)
Activity under equity-based compensation plans, net of tax withholdings	613,080	—	—	—	9	—	—	—	9
Balances at May 3, 2026	187,866,769	$2	6,347,204	$—	$1,253	$786	$(1)	$74	$2,114

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total Stockholders’ Equity
Balances at February 2, 2025	189,815,899	$2	7,936,061	$—	$1,220	$449	$27	$76	$1,774
Net income	—	—	—	—	—	100	—	5	105
Equity-based compensation	—	—	—	—	5	—	—	—	5
Net comprehensive loss, net of tax	—	—	—	—	—	—	(20)	(1)	(21)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(2)	(2)
Repurchase and retirement of equity interests	(837,268)	—	—	—	(5)	(34)	—	—	(39)
Exchange of Partnership Interests and Class B Shares for Class A Shares	279,352	—	(286,571)	—	1	—	—	(1)	—
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	4	—	—	—	4
Establishment of tax receivable agreement liabilities	—	—	—	—	(4)	—	—	—	(4)
Activity under equity-based compensation plans, net of tax withholdings	193,286	—	—	—	(1)	—	—	—	(1)
Balances at May 4, 2025	189,451,269	$2	7,649,490	$—	$1,220	$515	$7	$77	$1,821
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in millions, unaudited

	Three Months Ended
	May 3, 2026	May 4, 2025
Cash Flows From Operating Activities:
Net income	$113	$105
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	47	48
Equity-based compensation expense	3	5
Deferred income tax expense	6	3
Other	2	4
Changes in assets and liabilities:
(Increase) decrease in receivables	(213)	(257)
(Increase) decrease in inventories	(119)	(163)
(Increase) decrease in other assets	(1)	(5)
Increase (decrease) in accounts payable	301	361
Increase (decrease) in accrued liabilities	(57)	(24)
Net cash provided by operating activities	82	77
Cash Flows From Investing Activities:
Capital expenditures	(14)	(13)
Other	(7)	(3)
Net cash used in investing activities	(21)	(16)
Cash Flows From Financing Activities:
Repurchase and retirement of equity interests	(88)	(39)
Distributions to non-controlling interest holders	(2)	(2)
Payments pursuant to Tax Receivable Agreements	(42)	(18)
Borrowings on asset-based revolving credit facility	—	100
Repayments on asset-based revolving credit facility	—	(93)
Repayments of long-term debt	(6)	(6)
Debt issuance costs	(2)	—
Other	9	(3)
Net cash used in financing activities	(131)	(61)
Decrease in cash and cash equivalents	(70)	—
Cash and cash equivalents at the beginning of the period	220	8
Cash and cash equivalents at the end of the period	$150	$8

Cash paid for interest (excluding effects of interest rate swap)	$41	$14
Cash paid for income taxes	29	29
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in millions, except as noted, unaudited
1)    BASIS OF PRESENTATION & DESCRIPTION OF BUSINESS
Business and Organization
Core & Main, Inc. (“Core & Main” and collectively with its subsidiaries, the “Company”) is a leading specialty distributor dedicated to advancing reliable infrastructure with local service, nationwide. With a focus on water, wastewater, storm drainage and fire protection products, and related services, the Company provides solutions to municipalities, private water companies and professional contractors across municipal, non-residential and residential end markets. The Company’s specialty products and services are used in the maintenance, repair, replacement, and construction of water and fire protection infrastructure. The Company reaches customers through a network of over 370 branches across the United States (“U.S.”) and Canada. The Company’s products include pipes, valves, fittings, storm drainage products, fire protection products, smart utility products and other products. The Company has complemented its core products through additional offerings, including smart meter systems, fusible high-density polyethylene (“fusible HDPE”) piping solutions, specifically engineered treatment plant products and geosynthetics and erosion control products. The Company’s services and capabilities allow for integration with customers and form part of their sourcing and procurement function. Substantially all of the Company’s long-lived assets are located within the U.S.
Core & Main is a holding company that indirectly owns Core & Main LP through its ownership interest in Core & Main Holdings, LP (“Holdings”). Core & Main’s primary material assets are its direct and indirect ownership interest in Holdings and deferred tax assets associated with such ownership.
Repurchase Program
The Company is authorized to purchase up to $1 billion of the Company’s Class A common stock under a share repurchase program (the “Repurchase Program”). Shares repurchased under the Repurchase Program are retired immediately and are accounted for as a decrease to stockholders’ equity. For the three months ended May 3, 2026, the Company repurchased 1,773,703 shares of Class A common stock for a total of $88 million through open market transactions. For the three months ended May 4, 2025, the Company repurchased 837,268 shares of Class A common stock for a total of $39 million through open market transactions. As of May 3, 2026, $581 million of the authorized amount remained available for use under the Repurchase Program.
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
In management’s opinion, the unaudited condensed consolidated financial information for the interim periods presented include all normal recurring adjustments necessary for a fair statement of the Company's results of operations, financial position and cash flows, which include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim unaudited condensed consolidated financial statements may not be the same as those for the full year. The February 1, 2026 condensed consolidated Balance Sheet was derived from audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the fiscal year ended February 1, 2026 included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2026 (the “2025 Annual Report on Form 10-K”).

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
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. Each of the three months ended May 3, 2026 and three months ended May 4, 2025 included 13 weeks. The current fiscal year ending January 31, 2027 (“fiscal 2026”) will include 52 weeks.
Estimates
Management has made a number of estimates and assumptions relating to the reporting of certain assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses in preparing the elements of these financial statements in conformity with U.S. GAAP. Actual results could differ from these estimates.
Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 to the audited consolidated financial statements in our 2025 Annual Report on Form 10-K. There have been no significant changes to these policies which have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes during the three months ended May 3, 2026.
2)    RECENT ACCOUNTING PRONOUNCEMENTS
Disaggregation of Income Statement Expenses - In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, “Disaggregation of Income Statement Expenses” (“ASU 2024-03”). The new guidance requires additional disclosure related to the disaggregation of income statement expense categories. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The adoption of ASU 2024-03 is expected to result in additional disclosures and the Company is currently evaluating the effect this standard will have on the consolidated financial statements.
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

3)    REVENUE
Disaggregation of Revenue
The following table represents net sales disaggregated by product category:

	Three Months Ended
Product Category	May 3, 2026	May 4, 2025
Pipes, valves & fittings products	$1,274	$1,297
Storm drainage products	278	295
Fire protection products	178	152
Smart utility products	180	167
Total net sales	$1,910	$1,911
4)    ACQUISITIONS
The Company did not complete any acquisitions during the three months ended May 3, 2026 or the three months ended May 4, 2025. Below is a summary of the acquisitions that closed during the fiscal year ended February 1, 2026 (the “Fiscal 2025 Acquisitions”) with an aggregate transaction value of $76 million, subject to working capital adjustments, respectively.
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
The following table represents the preliminary allocation of the transaction price to the fair value of identifiable assets acquired and liabilities assumed in the Fiscal 2025 Acquisitions. The allocations are preliminary for items including review of working capital balances.

Fiscal 2025 Acquisitions
Cash	$—
Receivables	22
Inventories	14
Intangible assets	25
Goodwill	24
Property, plant and equipment	1
Operating lease right-of-use assets	2
Other assets, current and non-current	1
Total assets acquired	89
Accounts payable	10
Operating lease liabilities, current and non-current	2
Deferred consideration	14
Other liabilities, current and non-current	1
Net assets acquired	$62

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
In the above transactions, to the extent applicable, the excess of purchase price over net tangible and intangible assets acquired resulted in goodwill, which represents the assembled workforce and anticipated long-term growth in new markets, customers and products. Goodwill of $24 million associated with the Fiscal 2025 Acquisitions is fully deductible by the Company for U.S. income tax purposes.
Intangible Assets
For the Fiscal 2025 Acquisitions the intangible assets acquired consisted of customer relationships and other intangible assets.
The customer relationship intangible assets represent the value associated with those customer relationships in place at the date of each transaction included in the Fiscal 2025 Acquisitions. The Company valued the customer relationships using an excess earnings method including various inputs such as customer attrition rate, revenue growth rate, gross margin percentage and discount rate. Cash flows associated with the existing relationships are expected to diminish over time due to customer turnover. The Company reflected this expected diminishing cash flow through the utilization of an annual customer attrition rate assumption and in its method of amortization.
The other intangible assets primarily consist of trademark intangible assets that represent the value associated with the brand names in place at the date of the applicable closing.
A summary of the intangible asset acquired and assumptions utilized in the valuation for the Fiscal 2025 Acquisitions is as follows:

	Intangible Asset Amount	Weighted Average Amortization Period	Weighted Average Discount Rate	Weighted Average Attrition Rate
Customer Relationships
Fiscal 2025 Acquisitions	$23	10 years	14.8%	12.4%

Other Intangible Assets
Fiscal 2025 Acquisitions	$2	7 years	14.3%	N/A

5)    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The carrying amount of the Company’s goodwill included in its Balance Sheets is as follows:

	May 3, 2026	February 1, 2026
Gross Goodwill	$1,921	$1,920
Accumulated Impairment	—	—
Net Goodwill	$1,921	$1,920
The changes in the carrying amount of goodwill are as follows:

Three Months Ended
May 3, 2026
Beginning Balance	$1,920
Foreign currency translation and other	1
Ending Balance	$1,921
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
Intangible Assets
The Company’s intangible assets included in its Balance Sheets consist of the following:

	May 3, 2026			February 1, 2026
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Customer relationships	$1,796	$1,049	$747	$1,796	$1,014	$782
Internal use software	40	—	40	36	—	36
Other intangible assets	12	8	4	12	7	5
Total	$1,848	$1,057	$791	$1,844	$1,021	$823
Amortization expense related to intangible assets was as follows:

	Three Months Ended
	May 3, 2026	May 4, 2025
Amortization expense	$36	$37
The estimated aggregate amortization expense on intangible assets owned by the Company for the remainder of fiscal 2026 and the next four full fiscal years is expected to be as follows:

Fiscal 2026	$105
Fiscal 2027	132
Fiscal 2028	123
Fiscal 2029	109
Fiscal 2030	97

6)    DEBT
Debt consisted of the following:

	May 3, 2026		February 1, 2026
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
Senior Term Loan due July 2028	$15	$—	$15	$—
Senior Term Loan due February 2031	9	—	9	—
	24	—	24	—
Long-term debt:
Senior ABL Credit Facility due April 2031	—	—	—	—
Senior Term Loan due July 2028	1,215	8	1,218	9
Senior Term Loan due February 2031	921	8	924	9
	2,136	16	2,142	18
Total	$2,160	$16	$2,166	$18
The Company’s debt obligations as of May 3, 2026 include the following debt agreements:
Senior Term Loan Credit Facility
Core & Main LP has entered into a Senior Term Loan Credit Facility (as defined herein) under which it can incur tranches of indebtedness. Pursuant to the Senior Term Loan Credit Facility, Core & Main LP entered into a $1,500 million senior term loan (the “2028 Senior Term Loan”), which matures on July 27, 2028. The 2028 Senior Term Loan requires quarterly principal payments on the last business day of each fiscal quarter in an amount equal to approximately 0.25% of the original principal amount. The remaining balance is payable upon final maturity of the 2028 Senior Term Loan on July 27, 2028. The 2028 Senior Term Loan bears interest at a rate equal to (i) term secured overnight financing rate (“Term SOFR”) plus, in each case, an effective applicable margin of 2.00% or (ii) the base rate, which will be the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) the overnight federal funds rate plus 0.50% per annum and (z) one-month Term SOFR (adjusted for maximum reserves) plus 1.00% per annum, plus, in each case, an applicable margin of 1.00%. The 2028 Senior Term Loan is subject to a Term SOFR “floor” of 0.00%. The weighted average interest rate, excluding the effect of the interest rate swap, of Core & Main LP’s outstanding borrowings under the 2028 Senior Term Loan as of May 3, 2026 was 5.65%. See further discussion of the interest rate swap below. Based on quotes from financial institutions (i.e., level 2 of the fair value hierarchy), the fair value of the 2028 Senior Term Loan was $1,231 million as of May 3, 2026.
Pursuant to the Senior Term Loan Credit Facility, Core & Main LP also entered into an additional $944 million senior term loan (the “2031 Senior Term Loan” and, together with the 2028 Senior Term Loan, the “Senior Term Loan Credit Facility”), which matures on February 9, 2031. The 2031 Senior Term Loan requires quarterly principal payments, payable on the last business day of each fiscal quarter, in an amount equal to approximately 0.25% of the principal amount of the 2031 Senior Term Loan. The remaining balance is payable upon final maturity of the 2031 Senior Term Loan on February 9, 2031. The 2031 Senior Term Loan bears interest at a rate equal to (i) Term SOFR plus, in each case, an applicable margin of 2.00% or (ii) the base rate, which will be the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) the overnight federal funds rate plus 0.50% per annum and (z) one-month Term SOFR (adjusted for maximum reserves) plus 1.00% per annum, plus, in each case an applicable margin of 1.00%. The 2031 Senior Term Loan is subject to a Term SOFR “floor” of 0.00%. The weighted average interest rate, excluding the effect of the interest rate swap, of Core & Main LP’s outstanding borrowings under the 2031 Senior Term Loan as of May 3, 2026 was 5.65%. See further discussion of the interest rate swap below. Based on quotes from financial institutions (i.e., level 2 of the fair value hierarchy), the fair value of the 2031 Senior Term Loan was $933 million as of May 3, 2026.

Asset-Based Credit Facility
On April 9, 2026, Core & Main LP amended the terms of the credit agreement governing its senior asset-based revolving credit facility (as amended, the “Senior ABL Credit Facility) in order to, among other things, extend the maturity from February 9, 2029 to April 9, 2031. The Senior ABL Credit Facility has a borrowing capacity of up to $1,250 million, subject to borrowing base availability. Borrowings under the Senior ABL Credit Facility bear interest at either a Term SOFR rate plus an applicable margin ranging from 1.25% to 1.50%, or an alternate base rate plus an applicable margin ranging from 0.25% to 0.50%, depending on the borrowing capacity under the Senior ABL Credit Facility. Additionally, Core & Main LP pays a fee of 0.25% on unfunded commitments under the Senior ABL Credit Facility. As of May 3, 2026 and February 1, 2026 there were no outstanding borrowings under the Senior ABL Credit Facility.
The aforementioned debt agreements include customary affirmative and negative covenants, which include, among other things, restrictions on Core & Main LP’s ability to make distributions, pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. The Senior Term Loan Credit Facility may require accelerated repayment based upon cash flows generated in excess of operating and investing requirements when the Consolidated Secured Leverage Ratio (as defined in the agreement governing the Senior Term Loan Credit Facility) is greater than or equal to 3.25. In addition, the Senior ABL Credit Facility requires Core & Main LP to comply with a consolidated fixed charge coverage ratio of greater than or equal to 1.00 when availability under the Senior ABL Credit Facility is less than 10.0% of the lesser of (i) the then applicable borrowing base or (ii) the then aggregate effective commitments. The Company was in compliance with all debt covenants as of May 3, 2026.
Substantially all of Core & Main LP’s assets are pledged as collateral for the Senior Term Loan Credit Facility and the Senior ABL Credit Facility.
The aggregate amount of debt payments for the remainder of fiscal 2026 and the next four full fiscal years are as follows:

Fiscal 2026	$18
Fiscal 2027	24
Fiscal 2028	1,212
Fiscal 2029	9
Fiscal 2030	9
Interest Rate Swaps
Core & Main LP entered into an instrument in which it makes payments to a third party based upon a fixed interest rate of 0.693% and receives payments based upon the one-month Term SOFR rate. The interest rate swap has a notional amount of $700 million as of May 3, 2026 through the instrument maturity on July 27, 2026. This instrument is intended to reduce the Company's exposure to variable interest rates under the Senior Term Loan Credit Facility. As of May 3, 2026, this instrument resulted in an effective fixed rate of 2.693%, based upon the 0.693% fixed rate plus an effective applicable margin of 2.00%.
Core & Main LP entered into an additional instrument pursuant to which it will make payments to a third party based upon a fixed interest rate of 3.913% and receive payments based upon the one-month Term SOFR rate. The interest rate swap has a starting notional amount of $750 million that increases to $1,500 million on July 27, 2026 through the instrument maturity on July 27, 2028. The instrument is intended to reduce the Company’s exposure to variable interest rates under the Senior Term Loan Credit Facility. As of May 3, 2026, this instrument resulted in an effective fixed rate of 5.913%, based upon the 3.913% fixed rate plus an effective applicable margin of 2.00%.
The fair value of these cash flow interest rate swaps was a $5 million asset and a $7 million liability, respectively, as of May 3, 2026, which is included within prepaid expenses and other current assets and other current liabilities, respectively, in the Balance Sheet. The aggregate fair value of these cash flow interest rate swaps was a $10 million asset and a $20 million liability, respectively, as of February 1, 2026, which is included within prepaid expenses and other current assets and other current liabilities, respectively, in the Balance Sheet.

	Three Months Ended
Accumulated Other Comprehensive (Loss) Income	May 3, 2026	May 4, 2025
Beginning of period balance	$(7)	$30
Measurement adjustment gain (loss) for interest rate swap	12	(22)
Reclassification of income to interest expense	(5)	(8)
Tax (expense) benefit on interest rate swap adjustments
Measurement adjustment gain (loss) for interest rate swap	(3)	5
Reclassification of income to interest expense	1	2
End of period balance	$(2)	$7
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
As of May 3, 2026, the Company estimates $3 million of the cash flow interest rate swap net gains will be reclassified from accumulated other comprehensive income into earnings over the next 12 months.
7)    INCOME TAXES
For the three months ended May 3, 2026 and three months ended May 4, 2025 the Company’s effective tax rate was 24.7% and 25.5%, respectively.
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
The Company recorded payables to related parties pursuant to the Tax Receivable Agreements of $683 million and $720 million as of May 3, 2026 and February 1, 2026, respectively. Payments under the Tax Receivable Agreements within the next 12 months are expected to be $41 million, which is included within other current liabilities in the Balance Sheet.
The actual amount and timing of any payments under the Tax Receivable Agreements will vary depending upon a number of factors, including the timing of exchanges by the holders of Partnership Interests, the amount of gain recognized by such holders of Partnership Interests, the amount and timing of the taxable income the Company generates in the future and the federal tax rates then applicable. Assuming (i) that Management Feeder exchanged all of its remaining Partnership Interests at $49.02 per share of our Class A common stock (the closing stock price on May 1, 2026), (ii) no material changes in relevant tax law, (iii) a constant corporate tax rate of 24.8%, which represents a pro forma tax rate that includes a provision for U.S. federal income taxes and assumes the highest statutory rate apportioned to each state and local jurisdiction and (iv) that the Company earns sufficient taxable income in each year to realize on a current basis all tax benefits, the Company would recognize an additional deferred tax asset (subject to offset with existing deferred tax liabilities) of approximately $88 million and a liability of approximately $75 million, payable over the life of the Continuing Limited Partners Tax Receivable Agreement. The full exchange will also decrease Core & Main's aforementioned deferred tax asset associated with its investment in Holdings by $4 million. The foregoing amounts are estimates and subject to change.

8)    SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Receivables
Receivables consisted of the following:

	May 3, 2026	February 1, 2026
Trade receivables, net of allowance for credit losses	$1,196	$981
Supplier rebate receivables	63	67
Receivables, net of allowance for credit losses	$1,259	$1,048
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following:

	May 3, 2026	February 1, 2026
Accrued bonuses and commissions	$41	$89
Other compensation and benefits	24	34
Accrued compensation and benefits	$65	$123
Leases
The table below presents cash and non-cash impacts associated with leases:

	Three Months Ended
	May 3, 2026	May 4, 2025
Operating cash flow payments for operating lease liabilities	$19	$17
Operating cash flow payments for non-lease components	9	10

Right-of-use assets obtained in exchange for new operating lease liabilities	$33	$39
Depreciation Expense
Depreciation expense is classified within cost of sales and depreciation and amortization within the Statement of Operations. Depreciation expense related to property, plant and equipment, including capitalized software, was as follows:

	Three Months Ended
	May 3, 2026	May 4, 2025
Depreciation expense	$10	$9
9)    NON-CONTROLLING INTERESTS
Core & Main consolidates the consolidated financial statements of Holdings and attributes a portion of net income and equity of Holdings to non-controlling interests related to the vested Partnership Interests held by Management Feeder. The Company had non-controlling interests of 3.3% as of both May 3, 2026 and February 1, 2026.

10)    BASIC AND DILUTED EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per share for the three months ended May 3, 2026 and May 4, 2025.
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

	Three Months Ended
Basic earnings per share:	May 3, 2026	May 4, 2025
Net income	$113	$105
Net income attributable to non-controlling interests	5	5
Net income available to Class A common stock	108	100
Weighted average shares outstanding	188,379,992	189,802,381
Net income per share	$0.57	$0.53
Diluted earnings per share:
Net income available to common shareholders - basic	$108	$100
Increase to net income attributable to dilutive instruments	4	4
Net income available to common shareholders - diluted	112	104
Weighted average shares outstanding - basic	188,379,992	189,802,381
Incremental shares of common stock attributable to dilutive instruments	7,302,559	8,898,095
Weighted average shares outstanding - diluted	195,682,551	198,700,476
Net income per share - diluted	$0.57	$0.52
11)    RELATED PARTIES
The Company has entered into the Tax Receivable Agreements and the Exchange Agreement, dated as of July 22, 2021 (as amended, the “Exchange Agreement”) with related parties, that are discussed in Note 14 to the audited consolidated financial statements in our 2025 Annual Report on Form 10-K. There have been no significant changes to these related party agreements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto of Core & Main, Inc. for the fiscal year ended February 1, 2026 included in our 2025 Annual Report on Form 10-K. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed below and elsewhere in this Quarterly Report on Form 10-Q for a number of important factors, particularly those described under the caption “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in Part I, Item 1A of the 2025 Annual Report on Form 10-K.
Overview
Core & Main, Inc. (“Core & Main” and collectively with its subsidiaries, the “Company”) is a leading specialty distributor dedicated to advancing reliable infrastructure with local service, nationwide. With a focus on water, wastewater, storm drainage and fire protection products, and related services, we provide solutions to municipalities, private water companies and professional contractors across municipal, non-residential and residential end markets, nationwide. Our specialty products and services are used primarily in the maintenance, repair, replacement and new construction of water, wastewater, storm drainage and fire protection infrastructure. We reach customers through a network of over 370 branches across the United States (“U.S.”) and Canada. Our products include pipes, valves, fittings, storm drainage products, fire protection products, smart utility products and other products. We complement our core products through additional offerings, including smart meter systems, fusible high-density polyethylene (“fusible HDPE “) piping solutions, specifically engineered treatment plant products, geosynthetics and erosion control products.
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
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. Each of the three months ended May 3, 2026 and three months ended May 4, 2025 included 13 weeks. The current fiscal year ending January 31, 2027 (“fiscal 2026”) will include 52 weeks.
Significant Events During the Three Months Ended May 3, 2026
On April 9, 2026, Core & Main LP amended the terms of the Senior ABL Credit Facility (as defined in Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) in order to extend the maturity from February 9, 2029 to April 9, 2031.
Key Factors Affecting Our Business
End-Markets and General Economic Conditions
Historically, demand for our products has been tied to municipal infrastructure spending, non-residential construction and residential construction in the U.S. We estimate that, based on net sales for the fiscal year ended February 1, 2026 (“fiscal 2025”), our exposure by end market was approximately 44% municipal, 38% non-residential and 18% residential. Infrastructure spending and the non-residential and residential construction markets are subject to cyclical market pressures. Municipal demand has been relatively steady over the long term due to the consistent and immediate need to replace broken infrastructure; however, activity levels are subject to the availability of funding for municipal projects. Non-residential and residential construction activities are primarily driven by availability of credit, interest rates, general economic conditions, consumer confidence and other factors that are beyond our control. Fluctuations in interest rates will continue to impact home buying and new lot development in the residential end market. The length and magnitude of these cycles have varied over time and by market. Cyclicality can also have an impact on the products we procure for our customers or our related services, as further discussed under “—Price Fluctuations” below.

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
The costs to procure the products we sell are historically volatile and subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor and material costs, competition, market speculation, government regulation, weather events, trade policies and periodic delays in the delivery of our products. If we are able to pass through price increases to our customers, our net sales will increase; conversely, during periods of deflation, our customer pricing may decrease to remain competitive, resulting in decreased net sales. Additionally, supply chain disruptions may result in increases in product costs which we may not be able to pass on to our customers, loss of sales due to lack of product availability or potential customer claims from the inability to provide products in accordance with contractual terms. Greater product availability from supply chain improvements may lead to increased competition that may result in price and volume declines. The conflicts in the Middle East may have caused supply chain disruptions and may result in fluctuations in product prices. We continue to monitor all of these factors and the resulting price impacts. In addition, the cost of products we purchase and sell may be impacted by the imposition of additional tariffs on imported goods from several geographic regions.
The U.S. government has implemented tariffs and trade restrictions on certain goods produced outside the United States. In February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act. The current U.S. presidential administration has implemented, or indicated it intends to implement, replacement tariffs for all or a portion of the invalidated tariffs. We believe our exposure to tariffs is limited as over three-quarters of products that we purchase are manufactured domestically. In addition, when price increases occur, we proactively evaluate our customer pricing and strategic buying opportunities. The potential direct and indirect impacts of tariffs on the broad economy and our end markets are uncertain and we continue to closely monitor and evaluate the ongoing situation.
We are also exposed to fluctuations in costs for petroleum as we distribute a substantial portion of our products by truck. Petroleum prices have increased as a result of the conflicts in the Middle East. In addition, we are exposed to fluctuations in prices for imported products due to logistical challenges and changes in labor, fuel, shipping container and other importation-related costs. We may also face price fluctuations on other products due to constrained labor availability and manufacturing capacity of our suppliers. Our ability to reflect these changes, in a timely manner, in our customer pricing may impact our financial performance.
Interest Rates
Certain of our indebtedness, including borrowings under the Senior Term Loan Credit Facility (as defined in Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) and the Senior ABL Credit Facility, are subject to variable rates of interest and expose us to interest rate risk. The Senior Term Loan Credit Facility and the Senior ABL Credit Facility each bear interest based on term secured overnight financing rate (“Term SOFR”). If interest rates increase, our debt service obligations on our variable-rate indebtedness will increase and our net income would decrease, even though the amount borrowed under the facilities remains the same. As of May 3, 2026, we had $2,160 million of outstanding variable-rate debt. We seek to mitigate our exposure to interest rate volatility through the entry into interest rate swap instruments, such as our interest rate swap, associated with borrowings under the Senior Term Loan Credit Facility, which effectively converts $700 million of our variable rate debt to fixed rate debt through the instrument maturity on July 27, 2026 and the interest rate swap that has a starting notional amount of $750 million that increases to $1,500 million on July 27, 2026 through the instrument maturity on July 27, 2028. Despite these efforts, unfavorable movement in interest rates may further result in higher interest expense and cash payments.

Acquisitions
In addition to our organic growth strategy, we opportunistically pursue strategic asset and business acquisitions to grow our business. Below is a summary of the acquisitions that closed during the fiscal year ended February 1, 2026 (the "Fiscal 2025 Acquisitions") with an aggregate transaction value of $76 million, subject to working capital adjustments, respectively.

	Product Lines	Closing Date
Fiscal 2025
Pioneer Supply LLC	Pipes, Valves & Fittings; Storm Drainage; Smart Utility products	January 2026
Canada Waterworks Inc. and Canada Waterworks Ottawa Inc.	Pipes, Valves & Fittings; Storm Drainage	September 2025
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
We categorize our net sales into pipes, valves & fittings, storm drainage products, fire protection products and smart utility products:
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
•Smart utility products primarily include smart meter products, meter sets, meter accessories, installation, software and other services.
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

Results of Operations
Three Months Ended May 3, 2026 Compared with Three Months Ended May 4, 2025
Amounts in millions (except per share data)

	Three Months Ended
	May 3, 2026	May 4, 2025

Net sales	$1,910	$1,911
Cost of sales	1,390	1,401
Gross profit	520	510
Operating expenses:
Selling, general and administrative	299	293
Depreciation and amortization	44	46
Total operating expenses	343	339
Operating income	177	171
Interest expense	27	30
Income before provision for income taxes	150	141
Provision for income taxes	37	36
Net income	113	105
Less: net income attributable to non-controlling interests	5	5
Net income attributable to Core & Main, Inc.	$108	$100
Earnings per share:
Basic	$0.57	$0.53
Diluted	$0.57	$0.52
Non-GAAP Financial Data:
Adjusted EBITDA	$226	$224
Adjusted Diluted Earnings Per Share	$0.72	$0.68
Net Sales
Net sales for the three months ended May 3, 2026 was $1,910 million compared with $1,911 million for the three months ended May 4, 2025. Net sales were essentially flat primarily due to decreased volume that was offset by acquisitions. Net sales for pipes, valves & fittings and storm drainage decreased due to lower volume partially offset by acquisitions. Net sales of fire protection products increased due to higher volume and higher selling prices. Net sales of smart utility products increased due to higher volume.

	Three Months Ended
	May 3, 2026	May 4, 2025	Percentage Change

Pipes, valves & fittings products	$1,274	$1,297	(1.8)%
Storm drainage products	278	295	(5.8)%
Fire protection products	178	152	17.1%
Smart utility products	180	167	7.8%
Total net sales	$1,910	$1,911
Gross Profit
Gross profit for the three months ended May 3, 2026 increased $10 million, or 2.0%, to $520 million compared with $510 million for the three months ended May 4, 2025. Gross profit as a percentage of net sales for the three months ended May 3, 2026 was 27.2% compared with 26.7% for the three months ended May 4, 2025. The overall increase in gross profit as a percentage of net sales was primarily attributable to favorable impacts from the execution of our gross margin initiatives and disciplined purchasing and pricing management.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses for the three months ended May 3, 2026 increased $6 million, or 2.0%, to $299 million compared with $293 million during the three months ended May 4, 2025. SG&A expenses as a percentage of net sales were 15.7% for the three months ended May 3, 2026 compared with 15.3% for the three months ended May 4, 2025. The increase was primarily attributable to higher distribution costs and investments to support long-term growth, including greenfield expansion and sales initiatives, partially offset by the benefits of recent cost actions.
Depreciation and Amortization (“D&A”) Expense
D&A expense for the three months ended May 3, 2026 was $44 million compared with $46 million during the three months ended May 4, 2025. The decrease was primarily attributable to lower amortization on existing intangible assets.
Operating Income
Operating income for the three months ended May 3, 2026 increased $6 million, or 3.5%, to $177 million compared with $171 million during the three months ended May 4, 2025. The increase in operating income was primarily attributable to higher gross profit partially offset by higher SG&A expenses.
Interest Expense
Interest expense was $27 million for the three months ended May 3, 2026 compared with $30 million for the three months ended May 4, 2025. The decrease was primarily attributable to a decrease in interest rates and decreased borrowings under the Senior ABL Credit Facility.
Provision for Income Taxes
The provision for income taxes for the three months ended May 3, 2026 increased $1 million, or 2.8% to $37 million compared with $36 million for the three months ended May 4, 2025. The increase was primarily attributable to an increase in operating income partially offset by a decrease in the effective tax rate. For the three months ended May 3, 2026 and the three months ended May 4, 2025, our effective tax rate was 24.7% and 25.5%, respectively. The decrease in the effective tax rate was primarily due to net benefits from tax credit investments and certain tax windfall benefits from equity award exercises.
Net Income
Net income for the three months ended May 3, 2026 increased $8 million, or 7.6%, to $113 million compared with $105 million for the three months ended May 4, 2025. The increase in net income was primarily attributable to an increase in operating income and lower interest expense.
Net Income Attributable to Core & Main, Inc.
Net income attributable to Core & Main, Inc. for the three months ended May 3, 2026 increased $8 million, or 8.0%, to $108 million compared with $100 million for the three months ended May 4, 2025. The increase was primarily attributable to increased net income.
Earnings Per Share
The Class A common stock basic earnings per share for the three months ended May 3, 2026 increased 7.5% to $0.57 compared with $0.53 for the three months ended May 4, 2025. The Class A common stock diluted earnings per share for the three months ended May 3, 2026 increased 9.6% to $0.57 compared with $0.52 for the three months ended May 4, 2025. The basic and diluted earnings per share increased due to an increase in net income and lower Class A share counts following share repurchase transactions.
Adjusted EBITDA
Adjusted EBITDA for the three months ended May 3, 2026 increased $2 million, or 0.9%, to $226 million compared with $224 million for the three months ended May 4, 2025. The increase in Adjusted EBITDA was primarily attributable to higher gross profit partially offset by higher SG&A expenses. For a reconciliation of Adjusted EBITDA to net income or net income attributable to Core & Main, Inc., the most comparable GAAP financial metric, as applicable, see “—Non-GAAP Financial Measures.”

Adjusted Diluted Earnings Per Share
Adjusted Diluted Earnings Per Share for the three months ended May 3, 2026 increased 5.9% to $0.72 compared with $0.68 for the three months ended May 4, 2025. The increase in Adjusted Diluted Earnings Per Share was primarily attributable to an increase in net income and lower Class A share counts following share repurchase transactions. For a reconciliation of Adjusted Diluted Earnings Per Share to diluted earnings per share, the most comparable GAAP financial metric, as applicable, see “—Non-GAAP Financial Measures.”
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
As of May 3, 2026, our cash and cash equivalents totaled $150 million. We maintain our cash deposits according to a banking policy that requires diversification across a variety of highly-rated financial institutions. However, this could result in a concentration of cash and cash equivalents across these financial institutions in excess of Federal Deposit Insurance Corporation-insured limits.
As of May 3, 2026, there were no outstanding borrowings on our Senior ABL Credit Facility, which provides for borrowings of up to $1,250 million, subject to borrowing base availability. As of May 3, 2026, after giving effect to approximately $24 million of letters of credit issued under the Senior ABL Credit Facility, Core & Main LP would have been able to borrow approximately $1,226 million under the Senior ABL Credit Facility, subject to borrowing base availability. Our short term debt obligations of $24 million are related to quarterly principal payments on the Senior Term Loan Credit Facility.
In the three months ended May 3, 2026 and the three months ended May 4, 2025, the Company had a financing cash outflow related to the payment of $42 million and $18 million, respectively, under the Tax Receivable Agreements. The annual payments under the Tax Receivable Agreements increased as a result of exchanges of Partnership Interests completed in fiscal 2023 and fiscal 2024. Payments under the Tax Receivable Agreements are only required to be made to the extent that we realize or are deemed to have realized the benefit of the corresponding tax deductions to reduce payments to federal, state and local taxing authorities. These payments are in an amount that represents 85% of the reduction in payments to such taxing authorities. As such, the cash savings from the incremental tax deductions are expected to exceed the payments under the Tax Receivable Agreements over the life of these arrangements. Based on the anticipated filing date of income tax returns and contractual payment terms in the Tax Receivable Agreements, we expect these payments to occur two fiscal years after we utilize the corresponding tax deductions.
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
We believe that our current sources of liquidity, which include cash generated from operations, existing cash and cash equivalents and available borrowing capacity under the Senior ABL Credit Facility, will be sufficient to meet our working capital, capital expenditures and other cash commitments, including obligations relating to our indebtedness and the Tax Receivable Agreements, over the next 12 months, at minimum. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Our growth strategy contemplates future acquisitions for which we will need sufficient access to capital. To finance future acquisitions, particularly larger acquisitions, we may issue additional equity or incur additional indebtedness. Any such additional indebtedness would increase our debt leverage. See “Risk Factors” in Part I, Item 1A of the 2025 Annual Report on Form 10-K.

Additionally, we regularly evaluate our approach to our capital allocation, which may include acquisitions, capital expenditures, greenfields, debt reduction (including through open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and opportunistic refinancing of debt), stock repurchases, dividends, payments on Tax Receivable Agreements or other distributions. During the three months ended May 3, 2026 and the three months ended May 4, 2025, we completed $88 million and $39 million, respectively, of repurchases of Class A common stock under the Repurchase Program. For further details, refer to Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We may continue to return capital to our shareholders through share repurchases, including pursuant to the Repurchase Program or initiating dividend payments. The execution of these, and other, capital allocation activities may be at the discretion of, and subject to the approval by, our board of directors and will depend on our financial condition, earnings, liquidity and capital requirements, market conditions, level of indebtedness, contractual restrictions, compliance with our debt covenants, restrictions imposed by applicable law, general business conditions and any other factors that our board of directors deems relevant in making any such determination. Therefore, there can be no assurance that we will engage in any or all of these actions or to what amount of capital we will allocate to each option.
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
Information about our cash flows, by category, is presented in the Condensed Consolidated Statements of Cash Flows and is summarized as follows:

	Three Months Ended
	May 3, 2026	May 4, 2025

Cash flows provided by operating activities	$82	$77
Cash flows used in investing activities	(21)	(16)
Cash flows used in financing activities	(131)	(61)
Decrease in cash and cash equivalents	$(70)	$—
Operating Activities
Net cash provided by operating activities was $82 million for the three months ended May 3, 2026 compared with $77 million for the three months ended May 4, 2025. The $5 million increase was due to an increase in net income and lower investment in working capital in the three months ended May 3, 2026 partially offset by the timing of certain interest payments.
Investing Activities
Net cash used in investing activities increased by $5 million to $21 million for the three months ended May 3, 2026 compared with $16 million for the three months ended May 4, 2025, primarily attributable to $3 million of investments in tax advantaged limited partnerships.
Financing Activities
Net cash used in financing activities increased by $70 million to $131 million for the three months ended May 3, 2026 compared with $61 million for the three months ended May 4, 2025, primarily attributable to a $49 million increase in the repurchase of Class A common stock under the Repurchase Program and a $24 million increase in payments under the Tax Receivable Agreements.

Financing
As of May 3, 2026, our debt obligations (in millions) consisted of the following:

	Aggregate Principal/Borrowing Capacity	Maturity Date	Interest
2028 Senior Term Loan	$1,230	July 27, 2028
(i) Term SOFR plus, in each case, an effective applicable margin of 2.00%, or (ii) the base rate (described in Note 6 included elsewhere in this Quarterly Report on Form 10-Q).

The weighted average interest rate, excluding the effects of the interest rate swaps, was 5.65% as of May 3, 2026.

2031 Senior Term Loan	930	February 9, 2031
(i) Term SOFR plus, in each case, an applicable margin of 2.00%, or (ii) the base rate (described in Note 6 included elsewhere in this Quarterly Report on Form 10-Q).

The weighted average interest rate, excluding the effects of the interest rate swaps, was 5.65% as of May 3, 2026.

Senior ABL Credit Facility(1)	1,250	April 9, 2031
Term SOFR rate plus an applicable margin ranging from 1.25% to 1.50%, or an alternate base rate plus an applicable margin ranging from 0.25% to 0.50%, depending on the borrowing capacity under the Senior ABL Credit Facility.

Interest Rate Swap	700	July 27, 2026	Effective fixed rate of 2.693%, based upon the 0.693% fixed rate plus an applicable margin of 2.00% associated with the Senior Term Loan Credit Facility.
Interest Rate Swap(2)	750	July 27, 2028	Effective fixed rate of 5.913%, based upon the 3.913% fixed rate plus an applicable margin of 2.00% associated with the Senior Term Loan Credit Facility.
(1)Aggregate amount of commitments under the asset-based revolving credit facility of $1,250 million overall, subject to borrowing base availability. There were no outstanding borrowings under the Senior ABL Credit Facility as of May 3, 2026.
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
Purchase Obligations
As of May 3, 2026, the Company had agreements in place with various suppliers to purchase goods and services, primarily inventory, in the aggregate amount of $1,325 million. These purchase obligations are generally cancellable, but the Company foresees no intent to cancel. Payments are generally expected to be made during fiscal 2026 and the fiscal year ended January 31, 2027.
Non-GAAP Financial Measures
In addition to providing results that are determined in accordance with GAAP, we present EBITDA, Adjusted EBITDA and Adjusted Diluted Earnings Per Share, all of which are non-GAAP financial measures. These measures are not considered measures of financial performance or liquidity under GAAP and the items excluded therefrom are significant components in understanding and assessing our financial performance or liquidity. These measures should not be considered in isolation or as alternatives to GAAP measures such as net income, net income attributable to Core & Main, Inc. or diluted earnings per share, as applicable, cash provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of our financial performance or liquidity.
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

We define Adjusted Diluted Earnings Per Share as diluted earnings per share adjusted for (a) amortization of intangible assets, (b) loss on debt modification and extinguishment, (c) equity-based compensation, (d) expenses associated with acquisition and other activities, (e) expenses associated with the initial public offering and subsequent secondary offerings and (f) other income and (g) the tax impact of these Non-GAAP adjustments, divided by the weighted-average number of shares of our common stock outstanding on a fully diluted basis for the applicable period. Diluted earnings per share is the most directly comparable GAAP measure to Adjusted Diluted Earnings Per Share.
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
The following table sets forth a reconciliation of net income or net income attributable to Core & Main, Inc. to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended
	May 3, 2026	May 4, 2025
Net income attributable to Core & Main, Inc.	$108	$100
Plus: net income attributable to non-controlling interest	5	5
Net income	113	105
Depreciation and amortization (1)	46	47
Provision for income taxes	37	36
Interest expense	27	30
EBITDA	$223	$218
Equity-based compensation	3	5
Acquisition and other expenses (2)	—	1
Adjusted EBITDA	$226	$224
(1)Includes depreciation of certain assets which are reflected in “cost of sales” in our Statement of Operations.
(2)Represents expenses associated with acquisition and other activities, including transaction costs, post-acquisition employee retention bonuses, severance payments and expense recognition of purchase accounting fair value adjustments (excluding amortization).

The following table sets forth a reconciliation of diluted earnings per share to Adjusted Diluted Earnings Per Share for the periods presented:

	Three Months Ended
	May 3, 2026	May 4, 2025
Diluted earnings per share	$0.57	$0.52
Amortization of intangible assets	0.18	0.18
Equity-based compensation	0.02	0.03
Acquisition and other expenses (1)	—	0.01
Income tax impact of adjustments (2)	(0.05)	(0.06)
Adjusted Diluted Earnings Per Share	$0.72	$0.68
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
Critical Accounting Policies and Estimates
A summary of our significant accounting policies are discussed in Note 2 to the audited consolidated financial statements in our 2025 Annual Report on Form 10-K. The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates and assumptions are based on historical experiences and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results of operations and require management judgment. There have been no significant changes to these policies which have had a material impact on the Company’s interim unaudited condensed consolidated financial statements and related notes during the three months ended May 3, 2026.

Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of May 3, 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These risks include fluctuations in interest rates, foreign currency exchange rates and prices, including price fluctuations related to substantially all of our products.
Interest Rate Risk
Our credit facilities bear interest at a floating rate. The Senior Term Loan Credit Facility and the Senior ABL Credit Facility bear interest generally equal to Term SOFR plus an applicable margin. As a result, we are exposed to fluctuations in interest rates to the extent of our net borrowings under the Senior Term Loan Credit Facility and the Senior ABL Credit Facility. As of May 3, 2026, our net borrowings under the Senior Term Loan Credit Facility and the Senior ABL Credit Facility were $2,160 million. As such, excluding the impact of any interest rate swap, each one percentage point change in interest rates would result in an approximately $22 million change in the annual interest expense on the Senior Term Loan Credit Facility. As of May 3, 2026, assuming availability under our Senior ABL Credit Facility was fully utilized, each one percentage point change in interest rates would result in an approximately $12 million change in annual interest expense. See “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Key Factors Affecting Our Business—Interest Rates.”
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
Foreign Currency Risk
We are exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars. As of May 3, 2026, our foreign currency operations were not material and a hypothetical 10% change in the relative value of the U.S. dollar would not materially impact the Company’s net earnings.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports under the Exchange Act that we file with the U.S. Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that, as of May 3, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Like other companies in our industry, we have been subject to personal injury and property damage claims arising from the types of products that we distribute. As a distributor in this industry, we face an inherent risk of exposure to product liability claims in the event that the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health or safety or other laws. Such product liability claims in the past have included, and may in the future include, allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. In particular, we have been and continue to be a defendant in asbestos-related litigation matters. See Item 1A. “Risk Factors—Risks Related to Our Business—The nature of our business exposes us to product liability, construction defect and warranty claims and other litigation and legal proceedings” in our Fiscal 2025 Annual Report on Form 10-K.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item1A ‘Risk Factors” in our Fiscal 2025 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a. Sales of Unregistered Securities
None.
b. Use of Proceeds from Public Offering of Common Stock
None.
c. Issuer Purchases of Equity Securities
The following is a summary of our repurchases of shares of Class A common stock during the three months ended May 3, 2026:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
February 2 - February 28(1)	23,524	$53.23	23,055	$668
March 1 - March 31(1)(2)	807,497	49.26	774,507	630
April 1 - May 3(1)(2)	986,546	50.18	976,141	581
	1,817,567	$49.81	1,773,703	$581
(1) Reflects repurchases by the Company of shares of our Class A common stock pursuant to employee tax withholding obligations and strike price settlement upon exercise of unit appreciation rights and vesting of restricted stock units pursuant to terms of the Company’s 2021 Omnibus Equity Incentive Plan.
(2) Includes the repurchase by the Company of 1,773,703 shares of our Class A common stock for an average price per share of $49.81 through open market transactions during the three months ended May 3, 2026 as part of the Repurchase Program (as defined in Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Director and Officer Trading Arrangements
Item 408(a) of Regulation S-K requires the Company to disclose whether any of its directors or officers have adopted or terminated (i) any trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); and/or (ii) any written trading arrangement that meets the requirements of a “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K. During the quarter ended May 3, 2026, the following activity occurred requiring disclosure under Item 408(a) of Regulation S-K.
Mark R. Witkowski, Chief Executive Officer and Director, adopted a new trading arrangement on April 6, 2026 providing for the sale of up to 200,000 aggregate shares of the Company’s Class A common stock between July 6, 2026 and January 6, 2027.
Each of the above trading arrangements is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s Policy on Trading in Securities.

Item 6. Exhibits

Exhibit Number	Description

10.1
Amendment No. 6 to the ABL Credit Agreement, dated as of April 9, 2026, by and among Core & Main LP, the several banks and other financial institutions party thereto, Citibank, N.A., as resigning administrative agent and collateral agent, and Wells Fargo Bank, National Association, as successor administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Core & Main’s Current Report on Form 8-K, filed on April 10, 2026).

10.2†	Employment Agreement, dated as of April 1, 2026, by and between Core & Main LP and Jackie M Burkhardt.*

10.3†	Retirement and Release Agreement, dated as of April 1, 2026, by and between Core & Main LP and Mark G Whittenburg.*

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

Date: June 10, 2026	CORE & MAIN, INC.

	By:	/s/ Mark R. Witkowski
Name: Mark R. Witkowski
Title: Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Robyn L. Bradbury
Name: Robyn L. Bradbury
Title: Chief Financial Officer
(Principal Financial Officer)