Form 10-Q
period 2026-08-02
Core & Main, Inc.
filed 2026-09-09
CIK 1856525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of September 4, 2026, there were 184,192,708 shares of the registrant’s Class A common stock, par value $0.01 per share, and 6,301,342 shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding.

Table of Contents

PAGE
Cautionary Note Regarding Forward-Looking Statements	3
Part I - Financial Information
Item 1. Financial Statements (unaudited)	5
Condensed Consolidated Balance Sheets as of August 2, 2026 and February 1, 2026 (unaudited)	5
Condensed Consolidated Statements of Operations for the three and six month periods ended August 2, 2026 and August 3, 2025 (unaudited)	6
Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended August 2, 2026 and August 3, 2025 (unaudited)	7
Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and six month periods ended August 2, 2026 and August 3, 2025 (unaudited)	8
Condensed Consolidated Statements of Cash Flows for the six month periods ended August 2, 2026 and August 3, 2025 (unaudited)	10
Notes to the Condensed Consolidated Financial Statements (unaudited)	11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures about Market Risk	34
Item 4. Controls and Procedures	35

Part II - Other Information
Item 1. Legal Proceedings	36
Item 1A. Risk Factors	36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3. Defaults Upon Senior Securities	36
Item 4. Mine Safety Disclosures	36
Item 5. Other Information	37
Item 6. Exhibits	38
Signatures	39

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CORE & MAIN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Amounts in millions (except share and per share data), unaudited

	August 2, 2026	February 1, 2026
ASSETS
Current assets:
Cash and cash equivalents	$312	$220
Receivables, net of allowance for credit losses of $26 and $22, respectively	1,439	1,048
Inventories	1,137	986
Prepaid expenses and other current assets	49	48
Total current assets	2,937	2,302
Property, plant and equipment, net	192	178
Operating lease right-of-use assets	297	287
Intangible assets, net	759	823
Goodwill	1,921	1,920
Deferred income taxes	552	565
Other assets	51	10
Total assets	$6,709	$6,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$17	$24
Accounts payable	815	512
Accrued compensation and benefits	89	123
Current operating lease liabilities	79	75
Other current liabilities	190	140
Total current liabilities	1,190	874
Long-term debt	2,432	2,124
Non-current operating lease liabilities	221	214
Deferred income taxes	90	89
Tax receivable agreement liabilities	644	680
Other liabilities	28	30
Total liabilities	4,605	4,011
Commitments and contingencies
Class A common stock, par value $0.01 per share, 1,000,000,000 shares authorized, 184,443,500 and 188,770,435 shares issued and outstanding as of August 2, 2026 and February 1, 2026, respectively	2	2
Class B common stock, par value $0.01 per share, 500,000,000 shares authorized, 6,301,342 and 6,611,263 shares issued and outstanding as of August 2, 2026 and February 1, 2026, respectively	—	—
Additional paid-in capital	1,242	1,246
Retained earnings	784	755
Accumulated other comprehensive income (loss)	3	(6)
Total stockholders’ equity attributable to Core & Main, Inc.	2,031	1,997
Non-controlling interests	73	77
Total stockholders’ equity	2,104	2,074
Total liabilities and stockholders’ equity	$6,709	$6,085

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in millions (except share and per share data), unaudited

	Three Months Ended		Six Months Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025

Net sales	$2,145	$2,093	$4,055	$4,004
Cost of sales	1,572	1,533	2,962	2,934
Gross profit	573	560	1,093	1,070
Operating expenses:
Selling, general and administrative	301	302	600	595
Depreciation and amortization	45	45	89	91
Total operating expenses	346	347	689	686
Operating income	227	213	404	384
Interest expense	32	31	59	61
Other expense	2	—	2	—
Income before provision for income taxes	193	182	343	323
Provision for income taxes	43	41	80	77
Net income	150	141	263	246
Less: net income attributable to non-controlling interests	6	7	11	12
Net income attributable to Core & Main, Inc.	$144	$134	$252	$234

Earnings per share (“EPS”)
Basic	$0.77	$0.71	$1.34	$1.23
Diluted	$0.77	$0.70	$1.34	$1.22
Number of shares used in computing EPS
Basic	186,639,659	189,904,002	187,507,875	189,855,388
Diluted	193,359,334	198,302,610	194,519,350	198,503,146

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Amounts in millions, unaudited

	Three Months Ended		Six Months Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025

Net income	$150	$141	$263	$246
Net comprehensive gain (loss), net of tax (expense) benefit of $(2), $3, $(4) and $10, respectively	4	(8)	9	(29)
Total comprehensive income	154	133	272	217
Less: comprehensive income attributable to non-controlling interests	6	7	11	11
Total comprehensive income attributable to Core & Main, Inc.	$148	$126	$261	$206
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Amounts in millions (except share data), unaudited

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total Stockholders’ Equity
Balances at February 1, 2026	188,770,435	$2	6,611,263	$—	$1,246	$755	$(6)	$77	$2,074
Net income	—	—	—	—	—	108	—	5	113
Equity-based compensation	—	—	—	—	3	—	—	—	3
Net comprehensive income, net of tax	—	—	—	—	—	—	5	—	5
Distributions to non-controlling interest holders	—	—	—	—	1	—	—	(3)	(2)
Repurchase and retirement of equity interests	(1,773,703)	—	—	—	(8)	(77)	—	(3)	(88)
Exchange of Partnership Interests and Class B Shares for Class A Shares	256,957	—	(264,059)	—	2	—	—	(2)	—
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	3	—	—	—	3
Establishment of tax receivable agreement liabilities	—	—	—	—	(3)	—	—	—	(3)
Activity under equity-based compensation plans, net of tax withholdings	613,080	—	—	—	9	—	—	—	9
Balances at May 3, 2026	187,866,769	2	6,347,204	—	1,253	786	(1)	74	2,114
Net income	—	—	—	—	—	144	—	6	150
Equity-based compensation	—	—	—	—	4	—	—	—	4
Net comprehensive income, net of tax	—	—	—	—	—	—	4	—	4
Distributions to non-controlling interest holders	—	—	—	—	(1)	—	—	(1)	(2)
Repurchase and Retirement of equity interests	(3,685,511)	—	—	—	(19)	(146)	—	(5)	(170)
Exchange of Partnership Interests and Class B Shares for Class A Shares	41,522	—	(45,862)	—	1	—	—	(1)	—
Establishment of tax receivable agreement liabilities	—	—	—	—	(1)	—	—	—	(1)
Activity under equity-based compensation plans, net of tax withholdings	220,720	—	—	—	5	—	—	—	5
Balances at August 2, 2026	184,443,500	$2	6,301,342	$—	$1,242	$784	$3	$73	$2,104

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total Stockholders’ Equity
Balances at February 2, 2025	189,815,899	$2	7,936,061	$—	$1,220	$449	$27	$76	$1,774
Net income	—	—	—	—	—	100	—	5	105
Equity-based compensation	—	—	—	—	5	—	—	—	5
Net comprehensive loss, net of tax	—	—	—	—	—	—	(20)	(1)	(21)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(2)	(2)
Repurchase and retirement of equity interests	(837,268)	—	—	—	(5)	(34)	—	—	(39)
Exchange of Partnership Interests and Class B Shares for Class A Shares	279,352	—	(286,571)	—	1	—	—	(1)	—
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	4	—	—	—	4
Establishment of tax receivable agreement liabilities	—	—	—	—	(4)	—	—	—	(4)
Activity under equity-based compensation plans, net of tax withholdings	193,286	—	—	—	(1)	—	—	—	(1)
Balances at May 4, 2025	189,451,269	2	7,649,490	—	1,220	515	7	77	1,821
Net income	—	—	—	—	—	134	—	7	141
Equity-based compensation	—	—	—	—	5	—	—	—	5
Net comprehensive loss, net of tax	—	—	—	—	—	—	(8)	—	(8)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(2)	(2)
Repurchase and Retirement of equity interests	(121,835)	—	—	—	(1)	(7)	—	—	(8)
Exchange of Partnership Interests and Class B Shares for Class A Shares	706,438	—	(717,475)	—	6	—	—	(6)	—
Establishment/adjustment of deferred tax asset associated with Core & Main investment in Core & Main Holdings, LP	—	—	—	—	13	—	—	—	13
Establishment of tax receivable agreement liabilities	—	—	—	—	(11)	—	—	—	(11)
Activity under equity-based compensation plans, net of tax withholdings	456,111	—	—	—	11	—	—	—	11
Balances at August 3, 2025	190,491,983	$2	6,932,015	$—	$1,243	$642	$(1)	$76	$1,962
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CORE & MAIN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in millions, unaudited

	Six Months Ended
	August 2, 2026	August 3, 2025
Cash Flows From Operating Activities:
Net income	$263	$246
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	97	96
Equity-based compensation expense	7	10
Deferred income tax expense	13	7
Other	6	7
Changes in assets and liabilities:
(Increase) decrease in receivables	(397)	(300)
(Increase) decrease in inventories	(155)	(152)
(Increase) decrease in other assets	(1)	(5)
Increase (decrease) in accounts payable	301	196
Increase (decrease) in accrued liabilities	10	6
Net cash provided by operating activities	144	111
Cash Flows From Investing Activities:
Capital expenditures	(32)	(23)
Investment in tax advantaged limited partnerships	(17)	—
Other	(7)	(5)
Net cash used in investing activities	(56)	(28)
Cash Flows From Financing Activities:
Repurchase and retirement of equity interests	(257)	(47)
Distributions to non-controlling interest holders	(4)	(4)
Payments pursuant to Tax Receivable Agreements	(42)	(18)
Borrowings on asset-based revolving credit facility	—	100
Repayments on asset-based revolving credit facility	—	(93)
Issuance of long-term debt	929	—
Repayments of long-term debt	(617)	(12)
Debt issuance costs	(19)	—
Other	14	8
Net cash provided by (used in) financing activities	4	(66)
Increase in cash and cash equivalents	92	17
Cash and cash equivalents at the beginning of the period	220	8
Cash and cash equivalents at the end of the period	$312	$25

Cash paid for interest (excluding effects of interest rate swap)	$59	$49
Cash paid for income taxes	40	69

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
Repurchase Program
The Company is authorized to purchase up to $1 billion of the Company’s Class A common stock under a share repurchase program (the “Repurchase Program”). Shares repurchased under the Repurchase Program are retired immediately and are accounted for as a decrease to stockholders’ equity. For the six months ended August 2, 2026, the Company repurchased 5,459,214 shares of Class A common stock for a total of $257 million through open market transactions. For the six months ended August 3, 2025, the Company repurchased 959,103 shares of Class A common stock for a total of $47 million through open market transactions. As of August 2, 2026, $412 million of the authorized amount remained available for use under the Repurchase Program.
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

Segments
The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM manages the business as a single operating and reportable segment. The Company operates over 370 branch locations primarily across the U.S. The nature of the products and services, suppliers, customers and distribution methods are similar across branches. The consolidated performance of the Company is utilized to determine incentive compensation for executive officers, annual merit decisions, management of national supplier relationships, allocation of resources and in evaluating acquisitions and the Company’s capital structure. Performance is most notably measured by the CODM based on net sales and net income at the consolidated level, as reported in the condensed consolidated statement of operations. Significant expenses within net income include cost of sales and selling, general and administrative expense, which are each separately presented in the condensed consolidated statement of operations. Other segment items within net income include depreciation and amortization expense, interest expense, other expense and income tax expense.
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. Each of the three months ended August 2, 2026 and August 3, 2025 included 13 weeks and each of the six months ended August 2, 2026 and August 3, 2025 included 26 weeks. The current fiscal year ending January 31, 2027 (“fiscal 2026”) will include 52 weeks.
Estimates
Management has made a number of estimates and assumptions relating to the reporting of certain assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses in preparing the elements of these financial statements in conformity with U.S. GAAP. Actual results could differ from these estimates.
Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 to the audited consolidated financial statements in our 2025 Annual Report on Form 10-K. There have been no significant changes to these policies which have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes during the three and six months ended August 2, 2026.
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

3)    REVENUE
Disaggregation of Revenue
The following table represents net sales disaggregated by product category:

	Three Months Ended		Six Months Ended
Product Category	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Pipes, valves & fittings products	$1,461	$1,430	$2,735	$2,727
Storm drainage products	334	335	612	630
Fire protection products	176	155	354	307
Smart utility products	174	173	354	340
Total net sales	$2,145	$2,093	$4,055	$4,004
4)    ACQUISITIONS
The Company did not complete any acquisitions during the six months ended August 2, 2026 or August 3, 2025. Below is a summary of the acquisitions that closed during the fiscal year ended February 1, 2026 (the “Fiscal 2025 Acquisitions”) with an aggregate transaction value of $76 million, subject to working capital adjustments, respectively.
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

The Fiscal 2025 Acquisitions include a contingent consideration arrangement of up to $18 million that will be paid by the Company based upon certain future Adjusted EBITDA targets over a two-year period. The range of the undiscounted amounts the Company could pay under the contingent consideration agreement is between zero and $18 million. The Company utilized a weighted probability assessment of the potential outcomes (a level 3 fair value measurement based on unobservable inputs) to estimate the contingent consideration of $14 million and $12 million on the acquisition date and as of August 2, 2026, respectively.
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
A summary of the intangible asset acquired and assumptions utilized in the valuation for the Fiscal 2025 Acquisitions is as follows:

	Intangible Asset Amount	Weighted Average Amortization Period	Weighted Average Discount Rate	Weighted Average Attrition Rate
Customer Relationships
Fiscal 2025 Acquisitions	$23	10 years	14.8%	12.4%

Other Intangible Assets
Fiscal 2025 Acquisitions	$2	7 years	14.3%	N/A

5)    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The carrying amount of the Company’s goodwill included in its Balance Sheets is as follows:

	August 2, 2026	February 1, 2026
Gross Goodwill	$1,921	$1,920
Accumulated Impairment	—	—
Net Goodwill	$1,921	$1,920
The changes in the carrying amount of goodwill are as follows:

Six Months Ended
August 2, 2026
Beginning Balance	$1,920
Foreign currency translation and other	1
Ending Balance	$1,921
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
Intangible Assets
The Company’s intangible assets included in its Balance Sheets consist of the following:

	August 2, 2026			February 1, 2026
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Customer relationships	$1,795	$1,084	$711	$1,796	$1,014	$782
Internal use software	44	—	44	36	—	36
Other intangible assets	12	8	4	12	7	5
Total	$1,851	$1,092	$759	$1,844	$1,021	$823
Amortization expense related to intangible assets was as follows:

	Three Months Ended		Six Months Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Amortization expense	$35	$37	$71	$74
The estimated aggregate amortization expense on intangible assets owned by the Company for the remainder of fiscal 2026 and the next four full fiscal years is expected to be as follows:

Fiscal 2026	$70
Fiscal 2027	132
Fiscal 2028	123
Fiscal 2029	109
Fiscal 2030	97

6)    DEBT
Debt consisted of the following:

	August 2, 2026		February 1, 2026
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Current maturities of long-term debt:
Senior Term Loan due July 2028	$—	$—	$15	$—
Senior Term Loan due February 2031	9	—	9	—
Senior Term Loan due July 2033	8	—	—	—
	17	—	24	—
Long-term debt:
Senior ABL Credit Facility due April 2031	—	—	—	—
Senior Term Loan due July 2028	—	—	1,218	9
Senior Term Loan due February 2031	919	8	924	9
Senior Term Loan due July 2033	792	12	—	—
Senior Notes due July 2034	750	9	—	—
	2,461	29	2,142	18
Total	$2,478	$29	$2,166	$18
The Company’s debt obligations as of August 2, 2026 include the following debt agreements:
Senior Term Loan Credit Facility
Core & Main LP has entered into a Senior Term Loan Credit Facility (as defined herein) under which it can incur tranches of indebtedness. On July 1, 2026, Core & Main LP entered into an amendment to the Senior Term Loan Credit Facility in order to, among other things, refinance the remaining balance of the $1,500 million senior term loan that would have matured on July 27, 2028 (the “2028 Senior Term Loan”) with a new $800 million senior term loan (the “2033 Senior Term Loan”), which matures on July 1, 2033. Core & Main LP utilized the proceeds from the 2033 Senior Term Loan and the 2034 Notes (as defined herein) to repay the outstanding balance of the 2028 Senior Term Loan. The 2033 Senior Term Loan requires quarterly principal payments on the last business day of each fiscal quarter in an amount equal to approximately 0.25% of the original principal amount. The remaining balance is payable upon final maturity of the 2033 Senior Term Loan on July 1, 2033. The 2033 Senior Term Loan bears interest at a rate equal to (i) term secured overnight financing rate (“Term SOFR”) plus, in each case, an effective applicable margin of 1.75% or (ii) the base rate, which will be the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) the overnight federal funds rate plus 0.50% per annum and (z) one-month Term SOFR (adjusted for maximum reserves) plus 1.00% per annum, plus, in each case, an applicable margin of 0.75%. The 2033 Senior Term Loan is subject to a Term SOFR “floor” of 0.00%. The weighted average interest rate, excluding the effect of the interest rate swap, of Core & Main LP’s outstanding borrowings under the 2033 Senior Term Loan as of August 2, 2026 was 5.48%. See further discussion of the interest rate swap below. Based on quotes from financial institutions (i.e., level 2 of the fair value hierarchy), the fair value of the 2033 Senior Term Loan was $798 million as of August 2, 2026.
Pursuant to the Senior Term Loan Credit Facility, Core & Main LP also entered into an additional $944 million senior term loan (the “2031 Senior Term Loan” and, together with the 2033 Senior Term Loan, the “Senior Term Loan Credit Facility”), which matures on February 9, 2031. The 2031 Senior Term Loan requires quarterly principal payments on the last business day of each fiscal quarter in an amount equal to approximately 0.25% of the original principal amount. The remaining balance is payable upon final maturity of the 2031 Senior Term Loan on February 9, 2031. The 2031 Senior Term Loan bears interest at a rate equal to (i) Term SOFR plus, in each case, an applicable margin of 2.00% or (ii) the base rate, which will be the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) the overnight federal funds rate plus 0.50% per annum and (z) one-month Term SOFR (adjusted for maximum reserves) plus 1.00% per annum, plus, in each case an applicable margin of 1.00%. The 2031 Senior Term Loan is subject to a Term SOFR “floor” of 0.00%. The weighted average interest rate, excluding the effect of the interest rate swap, of Core & Main LP’s outstanding borrowings under the 2031 Senior Term Loan as of August 2, 2026 was 5.66%. See further discussion of the interest rate swap below. Based on quotes from financial institutions (i.e., level 2 of the fair value hierarchy), the fair value of the 2031 Senior Term Loan was $928 million as of August 2, 2026.

Asset-Based Credit Facility
On April 9, 2026, Core & Main LP entered into an amendment to the credit agreement governing its senior asset-based revolving credit facility (as amended, the “Senior ABL Credit Facility) in order to, among other things, extend the maturity from February 9, 2029 to April 9, 2031. The Senior ABL Credit Facility has a borrowing capacity of up to $1,250 million, subject to borrowing base availability. Borrowings under the Senior ABL Credit Facility bear interest at either a Term SOFR rate plus an applicable margin ranging from 1.25% to 1.50%, or an alternate base rate plus an applicable margin ranging from 0.25% to 0.50%, depending on the borrowing capacity under the Senior ABL Credit Facility. Additionally, Core & Main LP pays a fee of 0.25% on unfunded commitments under the Senior ABL Credit Facility. As of August 2, 2026 and February 1, 2026 there were no outstanding borrowings under the Senior ABL Credit Facility.
Senior 2034 Notes
On July 1, 2026, Core & Main LP issued senior unsecured notes in an aggregate principal amount of $750 million that mature on July 1, 2034 (the “2034 Notes”). The 2034 Notes rank equal in right of payment with all senior indebtedness of Core & Main LP. Interest on the 2034 Notes accrue at a rate of 6.0% per annum payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2027.
Core & Main LP may redeem the 2034 Notes, in whole or in part, at any time on or after July 1, 2029 at specified redemption prices starting at 103.0% and declining over time to 100.0%, plus accrued and unpaid interest. In addition, at any time prior to July 1, 2029, Core & Main LP may redeem the 2034 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2034 Notes to be redeemed, plus accrued and unpaid interest if any, plus an applicable “make-whole” premium. At any time prior to July 1, 2029, Core & Main LP may also redeem up to 40.0% of the aggregate principal amount of 2034 Notes with net cash proceeds of certain equity offerings at a redemption price equal to 106.0% of the principal amount of the 2034 Notes, plus accrued and unpaid interest if any. Based on quotes from financial institutions (i.e., level 2 of the fair value hierarchy), the fair value of the 2034 Notes was $747 million as of August 2, 2026.
The aforementioned debt agreements include customary affirmative and negative covenants, which include, among other things, restrictions on Core & Main LP’s ability to make distributions, pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets and merge with or consolidate into any other person. The Senior Term Loan Credit Facility may require accelerated repayment based upon cash flows generated in excess of operating and investing requirements when the Consolidated Secured Leverage Ratio (as defined in the agreement governing the Senior Term Loan Credit Facility) is greater than or equal to 3.25. In addition, the Senior ABL Credit Facility requires Core & Main LP to comply with a consolidated fixed charge coverage ratio of greater than or equal to 1.00 when availability under the Senior ABL Credit Facility is less than 10.0% of the lesser of (i) the then applicable borrowing base or (ii) the then aggregate effective commitments. The Company was in compliance with all debt covenants as of August 2, 2026.
Substantially all of Core & Main LP’s assets are pledged as collateral for the Senior Term Loan Credit Facility and the Senior ABL Credit Facility.
The aggregate amount of debt payments for the remainder of fiscal 2026 and the next four full fiscal years are as follows:

Fiscal 2026	$9
Fiscal 2027	17
Fiscal 2028	17
Fiscal 2029	17
Fiscal 2030	17
Interest Rate Swaps
Core & Main LP entered into an instrument pursuant to which it will make payments to a third party based upon a fixed interest rate of 3.913% and receive payments based upon the one-month Term SOFR rate. The interest rate swap has a notional amount of $1,500 million through the instrument maturity on July 27, 2028. The instrument is intended to reduce the Company’s exposure to variable interest rates under the Senior Term Loan Credit Facility. As of August 2, 2026, this instrument resulted in an effective fixed rate of 5.797%, based upon the 3.913% fixed rate plus a weighted effective applicable margin of 1.884%.
On July 27, 2026 Core & Main LP settled the balance related to the Company’s $700 million interest rate swap instrument and reclassified all other comprehensive income into earnings.

The fair value of the interest rate swap maturing on July 27, 2028 was a $5 million asset as of August 2, 2026, which is included within other assets in the Balance Sheet. The aggregate fair value of these cash flow interest rate swaps was a $20 million liability and a $10 million asset, respectively, as of February 1, 2026, which is included within other current liabilities and prepaid expenses and other current assets, respectively, in the Balance Sheet.

	Three Months Ended		Six Months Ended
Accumulated Other Comprehensive Income (Loss)	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Beginning of period balance	$(2)	$7	$(7)	$30
Measurement adjustment gain (loss) for interest rate swap	12	(3)	24	(25)
Reclassification of income to interest expense	(4)	(8)	(9)	(16)
Tax (expense) benefit on interest rate swap adjustments
Measurement adjustment gain (loss) for interest rate swap	(3)	1	(6)	6
Reclassification of income to interest expense	1	2	2	4
End of period balance	$4	$(1)	$4	$(1)
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
As of August 2, 2026, the Company estimates $2 million of the cash flow interest rate swap net gains will be reclassified from accumulated other comprehensive income into earnings over the next 12 months.
7)    INCOME TAXES
For the three months ended August 2, 2026 and three months ended August 3, 2025 the Company’s effective tax rate was 22.3% and 22.5%, respectively. For the six months ended August 2, 2026 and six months ended August 3, 2025 the Company’s effective tax rate was 23.3% and 23.8%, respectively.
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
The Company recorded payables to related parties pursuant to the Tax Receivable Agreements of $685 million and $720 million as of August 2, 2026 and February 1, 2026, respectively. Payments under the Tax Receivable Agreements within the next 12 months are expected to be $41 million, which is included within other current liabilities in the Balance Sheet.
The actual amount and timing of any payments under the Tax Receivable Agreements will vary depending upon a number of factors, including the timing of exchanges by the holders of Partnership Interests, the amount of gain recognized by such holders of Partnership Interests, the amount and timing of the taxable income the Company generates in the future and the federal tax rates then applicable. Assuming (i) that Management Feeder exchanged all of its remaining Partnership Interests at $43.97 per share of our Class A common stock (the closing stock price on July 31, 2026), (ii) no material changes in relevant tax law, (iii) a constant corporate tax rate of 24.9%, which represents a pro forma tax rate that includes a provision for U.S. federal income taxes and assumes the highest statutory rate apportioned to each state and local jurisdiction and (iv) that the Company earns sufficient taxable income in each year to realize on a current basis all tax benefits, the Company would recognize an additional deferred tax asset (subject to offset with existing deferred tax liabilities) of approximately $77 million and a liability of approximately $66 million, payable over the life of the Continuing Limited Partners Tax Receivable Agreement. The full exchange will also decrease Core & Main's aforementioned deferred tax asset associated with its investment in Holdings by $4 million. The foregoing amounts are estimates and subject to change.

Investment Tax Credits
In the six months ended August 2, 2026, the Company invested $17 million in tax advantaged limited partnerships involved in the construction and operation of renewable energy projects. The provision for income taxes for the six months ended August 2, 2026, in the Consolidated Statements of Operations, includes $39 million of benefits from income tax credits and other income tax benefits partially offset by $35 million of amortization expense associated with our investments in these partnerships. The income tax credits and other income tax benefits received are included in accrued liabilities in net cash provided by operating activities in the Consolidated Statements of Cash Flows. As of August 2, 2026, the carrying value of these investments was $43 million which is included within other assets in the Balance Sheets and the related tax investment payable of $55 million is included within other current liabilities in the Balance Sheets.
8)    SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Receivables
Receivables consisted of the following:

	August 2, 2026	February 1, 2026
Trade receivables, net of allowance for credit losses	$1,363	$981
Supplier rebate receivables	76	67
Receivables, net of allowance for credit losses	$1,439	$1,048
Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following:

	August 2, 2026	February 1, 2026
Accrued bonuses and commissions	$57	$89
Other compensation and benefits	32	34
Accrued compensation and benefits	$89	$123
Leases
The table below presents cash and non-cash impacts associated with leases:

	Six Months Ended
	August 2, 2026	August 3, 2025
Operating cash flow payments for operating lease liabilities	$39	$35
Operating cash flow payments for non-lease components	18	20

Right-of-use assets obtained in exchange for new operating lease liabilities	$53	$67
Depreciation Expense
Depreciation expense is classified within cost of sales and depreciation and amortization within the Statement of Operations. Depreciation expense related to property, plant and equipment, including capitalized software, was as follows:

	Three Months Ended		Six Months Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Depreciation expense	$10	$9	$20	$18
9)    NON-CONTROLLING INTERESTS
Core & Main consolidates the consolidated financial statements of Holdings and attributes a portion of net income and equity of Holdings to non-controlling interests related to the vested Partnership Interests held by Management Feeder. The Company had non-controlling interests of 3.3% as of both August 2, 2026 and February 1, 2026.

10)    BASIC AND DILUTED EARNINGS PER SHARE
The following table presents the calculation of basic and diluted earnings per share for the three and six months ended August 2, 2026 and August 3, 2025.
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

	Three Months Ended		Six Months Ended
Basic earnings per share:	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Net income	$150	$141	$263	$246
Net income attributable to non-controlling interests	6	7	11	12
Net income available to Class A common stock	144	134	252	234
Weighted average shares outstanding	186,639,659	189,904,002	187,507,875	189,855,388
Net income per share	$0.77	$0.71	$1.34	$1.23
Diluted earnings per share:
Net income available to common shareholders - basic	$144	$134	$252	$234
Increase to net income attributable to dilutive instruments	4	5	8	9
Net income available to common shareholders - diluted	148	139	260	243
Weighted average shares outstanding - basic	186,639,659	189,904,002	187,507,875	189,855,388
Incremental shares of common stock attributable to dilutive instruments	6,719,675	8,398,608	7,011,475	8,647,758
Weighted average shares outstanding - diluted	193,359,334	198,302,610	194,519,350	198,503,146
Net income per share - diluted	$0.77	$0.70	$1.34	$1.22
11)    RELATED PARTIES
The Company has entered into the Tax Receivable Agreements and the Exchange Agreement, dated as of July 22, 2021 (as amended, the “Exchange Agreement”) with related parties, that are discussed in Note 14 to the audited consolidated financial statements in our 2025 Annual Report on Form 10-K. There have been no significant changes to these related party agreements.
12)    SUBSEQUENT EVENTS
In August 2026, Core & Main LP completed a repricing of its 2031 Senior Term Loan in order to reduce the effective applicable margin on a Term SOFR borrowing under the 2031 Senior Term Loan from 2.00% to 1.75%.

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
Basis of Presentation
The Company is a holding company and its primary material assets are its direct and indirect ownership interest in Core & Main Holdings, LP (“Holdings”) and deferred tax assets associated with this ownership. Holdings has no operations and no material assets of its own other than its indirect ownership interest in Core & Main LP the legal entity that conducts the operations of Core & Main. The condensed consolidated financial information of Core & Main, within this Quarterly Report on Form 10-Q, includes the consolidated financial information of Holdings and its subsidiaries. The limited partner interests of Holdings (“Partnership Interests”) not held by Core & Main are reflected as non-controlling interests in the condensed consolidated financial statements.
Fiscal Year
The Company’s fiscal year is a 52- or 53-week period ending on the Sunday nearest to January 31st. Quarters within the fiscal year include 13-week periods, unless a fiscal year includes a 53rd week, in which case the fourth quarter of the fiscal year will be a 14-week period. Each of the three months ended August 2, 2026 and August 3, 2025 included 13 weeks and each of the six months ended August 2, 2026 and August 3, 2025 included 26 weeks. The current fiscal year ending January 31, 2027 (“fiscal 2026”) will include 52 weeks.
Significant Events During the Six Months Ended August 2, 2026
On April 9, 2026, Core & Main LP amended the terms of the Senior ABL Credit Facility (as defined in Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) in order to extend the maturity from February 9, 2029 to April 9, 2031.
On July 1, 2026, Core & Main LP entered into an amendment to the Senior Term Loan Credit Facility (as defined in Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) in order to, among other things, refinance the remaining balance of the $1,500 million senior term loan that would have matured on July 27, 2028 (the “2028 Senior Term Loan”) with a new $800 million senior term loan (the “2033 Senior Term Loan”) which matures on July 1, 2033. Core & Main LP utilized the proceeds from the 2033 Senior Term Loan and the 2034 Notes (as defined in Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) to prepay the 2028 Senior Term Loan.
On July 1, 2026, Core & Main LP issued $750 million aggregate principal amount of 6.0% senior unsecured notes that mature on July 1, 2034 (the “2034 Notes”).

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

Interest Rates
Certain of our indebtedness, including borrowings under the Senior Term Loan Credit Facility and the Senior ABL Credit Facility, are subject to variable rates of interest and expose us to interest rate risk. The Senior Term Loan Credit Facility and the Senior ABL Credit Facility each bear interest based on term secured overnight financing rate (“Term SOFR”). If interest rates increase, our debt service obligations on our variable-rate indebtedness will increase and our net income would decrease, even though the amount borrowed under the facilities remains the same. As of August 2, 2026, we had $1,728 million of outstanding variable-rate debt. We seek to mitigate our exposure to interest rate volatility through the entry into interest rate swap instruments, such as our interest rate swap, associated with borrowings under the Senior Term Loan Credit Facility, which effectively converts $1,500 million of our variable rate debt to fixed rate debt through the instrument maturity on July 27, 2028. Despite these efforts, unfavorable movement in interest rates may further result in higher interest expense and cash payments.
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
Adjusted EBITDA
We define Adjusted EBITDA as EBITDA further adjusted for certain items management believes are not reflective of the underlying operations of our business, including but not limited to (a) loss on debt modification and extinguishment, (b) equity-based compensation, (c) expenses associated with the initial public offering and subsequent secondary offerings and (d) other income or other expense. Adjusted EBITDA includes amounts otherwise attributable to non-controlling interests as we manage the consolidated Company and evaluate operating performance in a similar manner. We use Adjusted EBITDA to assess the operating results and effectiveness of our business. See “—Non-GAAP Financial Measures” below for further discussion of Adjusted EBITDA and a reconciliation to net income or net income attributable to Core & Main, Inc., the most directly comparable measure under U.S. generally accepted accounting principles (“GAAP”), as applicable.
Earnings Per Share
Earnings per share represents the Class A common stock basic and diluted earnings per share. For a further description of basic and diluted earnings per share, refer to Note 10 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Adjusted Diluted Earnings Per Share
We define Adjusted Diluted Earnings Per Share as diluted earnings per share adjusted for (a) amortization of intangible assets, (b) loss on debt modification and extinguishment, (c) equity-based compensation, (d) expenses associated with the initial public offering and subsequent secondary offerings, (e) other income or other expense and (f) the tax impact of these Non-GAAP adjustments, divided by the weighted-average number of shares of our common stock outstanding on a fully diluted basis for the applicable period. We use Adjusted Diluted Earnings Per Share to assess the operating results and effectiveness of our business. See “—Non-GAAP Financial Measures” below for further discussion of Adjusted Diluted Earnings Per Share and a reconciliation to diluted earnings per share, the most directly comparable measure under U.S. GAAP.

Results of Operations
Three Months Ended August 2, 2026 Compared with Three Months Ended August 3, 2025
Amounts in millions (except per share data)

	Three Months Ended
	August 2, 2026	August 3, 2025

Net sales	$2,145	$2,093
Cost of sales	1,572	1,533
Gross profit	573	560
Operating expenses:
Selling, general and administrative	301	302
Depreciation and amortization	45	45
Total operating expenses	346	347
Operating income	227	213
Interest expense	32	31
Other expense	2	—
Income before provision for income taxes	193	182
Provision for income taxes	43	41
Net income	150	141
Less: net income attributable to non-controlling interests	6	7
Net income attributable to Core & Main, Inc.	$144	$134
Earnings per share:
Basic	$0.77	$0.71
Diluted	$0.77	$0.70
Non-GAAP Financial Data:
Adjusted EBITDA	$274	$266
Adjusted Diluted Earnings Per Share	$0.94	$0.87
Net Sales
Net sales for the three months ended August 2, 2026 increased $52 million , or 2.5% to $2,145 million compared with $2,093 million for the three months ended August 3, 2025. Net sales increased with contributions across volume, price and acquisitions. Net sales for pipes, valves & fittings increased due to acquisitions. Net sales for storm drainage was essentially flat. Net sales of fire protection products increased due to higher volumes and higher selling prices. Net sales of smart utility products increased primarily due to higher selling prices.

	Three Months Ended
	August 2, 2026	August 3, 2025	Percentage Change

Pipes, valves & fittings products	$1,461	$1,430	2.2%
Storm drainage products	334	335	(0.3)%
Fire protection products	176	155	13.5%
Smart utility products	174	173	0.6%
Total net sales	$2,145	$2,093
Gross Profit
Gross profit for the three months ended August 2, 2026 increased $13 million, or 2.3%, to $573 million compared with $560 million for the three months ended August 3, 2025. Gross profit as a percentage of net sales for the three months ended August 2, 2026 was 26.7% compared with 26.8% for the three months ended August 3, 2025.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses for the three months ended August 2, 2026 decreased $1 million, or 0.3%, to $301 million compared with $302 million during the three months ended August 3, 2025. SG&A expenses as a percentage of net sales were 14.0% for the three months ended August 2, 2026 compared with 14.4% for the three months ended August 3, 2025. The improvement was primarily attributable to the benefits of recent cost actions and lower variable compensation costs partially offset by higher distribution costs and investments to support long-term growth, including greenfield expansion and sales initiatives.
Depreciation and Amortization (“D&A”) Expense
D&A expense was $45 million for both the three months ended August 2, 2026 and the three months ended August 3, 2025.
Operating Income
Operating income for the three months ended August 2, 2026 increased $14 million, or 6.6%, to $227 million compared with $213 million during the three months ended August 3, 2025. The increase in operating income was primarily attributable to higher gross profit.
Interest Expense
Interest expense was $32 million for the three months ended August 2, 2026 compared with $31 million for the three months ended August 3, 2025. The increase was primarily attributable to fiscal 2026 borrowings under the 2034 Notes and the write off of $3 million in deferred financing fees partially offset by fiscal 2026 amendment to the Senior Term Loan Credit Facility, a decrease in interest rates and decreased borrowings under the Senior ABL Credit Facility.
Provision for Income Taxes
The provision for income taxes for the three months ended August 2, 2026 increased $2 million, or 4.9% to $43 million compared with $41 million for the three months ended August 3, 2025. The increase was primarily attributable to an increase in operating income. For the three months ended August 2, 2026 and the three months ended August 3, 2025, our effective tax rate was 22.3% and 22.5%, respectively.
Net Income
Net income for the three months ended August 2, 2026 increased $9 million, or 6.4%, to $150 million compared with $141 million for the three months ended August 3, 2025. The increase in net income was primarily attributable to an increase in operating income partially offset by higher income tax expense.
Net Income Attributable to Core & Main, Inc.
Net income attributable to Core & Main, Inc. for the three months ended August 2, 2026 increased $10 million, or 7.5%, to $144 million compared with $134 million for the three months ended August 3, 2025. The increase was primarily attributable to increased net income.
Earnings Per Share
The Class A common stock basic earnings per share for the three months ended August 2, 2026 increased 8.5% to $0.77 compared with $0.71 for the three months ended August 3, 2025. The Class A common stock diluted earnings per share for the three months ended August 2, 2026 increased 10.0% to $0.77 compared with $0.70 for the three months ended August 3, 2025. The basic and diluted earnings per share increased due to an increase in net income and lower Class A share counts following share repurchase transactions.
Adjusted EBITDA
Adjusted EBITDA for the three months ended August 2, 2026 increased $8 million, or 3.0%, to $274 million compared with $266 million for the three months ended August 3, 2025. The increase in Adjusted EBITDA was primarily attributable to higher gross profit. For a reconciliation of Adjusted EBITDA to net income or net income attributable to Core & Main, Inc., the most comparable GAAP financial metric, as applicable, see “—Non-GAAP Financial Measures.”

Adjusted Diluted Earnings Per Share
Adjusted Diluted Earnings Per Share for the three months ended August 2, 2026 increased 8.0% to $0.94 compared with $0.87 for the three months ended August 3, 2025. The increase in Adjusted Diluted Earnings Per Share was primarily attributable to an increase in net income and lower Class A share counts following share repurchase transactions. For a reconciliation of Adjusted Diluted Earnings Per Share to diluted earnings per share, the most comparable GAAP financial metric, as applicable, see “—Non-GAAP Financial Measures.”
Six Months Ended August 2, 2026 Compared with Six Months Ended August 3, 2025
Amounts in millions (except per share data)

	Six Months Ended
	August 2, 2026	August 3, 2025

Net sales	$4,055	$4,004
Cost of sales	2,962	2,934
Gross profit	1,093	1,070
Operating expenses:
Selling, general and administrative	600	595
Depreciation and amortization	89	91
Total operating expenses	689	686
Operating income	404	384
Interest expense	59	61
Other expense	2	—
Income before provision for income taxes	343	323
Provision for income taxes	80	77
Net income	263	246
Less: net income attributable to non-controlling interests	11	12
Net income attributable to Core & Main, Inc.	$252	$234
Earnings per share:
Basic	$1.34	$1.23
Diluted	$1.34	$1.22
Non-GAAP Financial Data:
Adjusted EBITDA	$500	$490
Adjusted Diluted Earnings Per Share	$1.66	$1.55
Net Sales
Net sales for the six months ended August 2, 2026 increased $51 million, or 1.3%, to $4,055 million compared with $4,004 million for the six months ended August 3, 2025. Net sales increased primarily due to acquisitions. Net sales for pipes, valves & fittings increased due to acquisitions. Net sales for storm drainage decreased due to lower volumes partially offset by acquisitions. Net sales of fire protection products increased due to higher volumes and higher selling prices. Net sales of smart utility products increased due to higher volumes and higher selling prices.

	Six Months Ended
	August 2, 2026	August 3, 2025	Percentage Change

Pipes, valves & fittings products	$2,735	$2,727	0.3%
Storm drainage products	612	630	(2.9)%
Fire protection products	354	307	15.3%
Smart utility products	354	340	4.1%
Total net sales	$4,055	$4,004

Gross Profit
Gross profit for the six months ended August 2, 2026 increased $23 million, or 2.1%, to $1,093 million compared with $1,070 million for the six months ended August 3, 2025. Gross profit as a percentage of net sales for the six months ended August 2, 2026 was 27.0% compared with 26.7% for the six months ended August 3, 2025. The overall increase in gross profit as a percentage of net sales was primarily attributable to favorable impacts from the execution of our gross margin initiatives and disciplined purchasing and pricing management.
SG&A Expenses
SG&A expenses for the six months ended August 2, 2026 increased $5 million, or 0.8%, to $600 million compared with $595 million during the six months ended August 3, 2025. The increase in SG&A expense was primarily attributable to higher distribution costs and investments to support long-term growth, including greenfield expansion and sales initiatives, partially offset by the benefits of recent cost actions and lower variable compensation costs. SG&A expenses as a percentage of net sales were 14.8% for the six months ended August 2, 2026 compared with 14.9% for the six months ended August 3, 2025.
D&A Expense
D&A expense was $89 million for the six months ended August 2, 2026 compared with $91 million for the six months ended August 3, 2025. The decrease was primarily attributable to lower amortization on existing intangible assets.
Operating Income
Operating income for the six months ended August 2, 2026 increased $20 million, or 5.2%, to $404 million compared with $384 million during the six months ended August 3, 2025. The increase in operating income was primarily attributable to higher gross profit partially offset by higher SG&A expenses.
Interest Expense
Interest expense was $59 million for the six months ended August 2, 2026 compared with $61 million for the six months ended August 3, 2025. The decrease was primarily attributable to fiscal 2026 amendment to the Senior Term Loan Credit Facility, decrease in interest rates and decreased borrowings under the Senior ABL Credit Facility partially offset by fiscal 2026 borrowings under the 2034 Notes and the write off of $3 million in deferred financing fees.
Provision for Income Taxes
The provision for income taxes for the six months ended August 2, 2026 increased $3 million, or 3.9%, to $80 million compared with $77 million for the six months ended August 3, 2025. The increase was primarily attributable to an increase in operating income partially offset by a decrease in the effective tax rate. For the six months ended August 2, 2026 and the six months ended August 3, 2025, our effective tax rate was 23.3% and 23.8%, respectively. The decrease in the effective tax rate was primarily due to benefits from investment tax credits.
Net Income
Net income for the six months ended August 2, 2026 increased $17 million, or 6.9%, to $263 million compared with $246 million for the six months ended August 3, 2025. The increase in net income was primarily attributable to an increase in operating income.
Net Income Attributable to Core & Main, Inc.
Net income attributable to Core & Main, Inc. for the six months ended August 2, 2026 increased $18 million, or 7.7%, to $252 million compared with $234 million for the six months ended August 3, 2025. The increase was primarily attributable to increased net income.
Earnings Per Share
The Class A common stock basic earnings per share for the six months ended August 2, 2026 increased 8.9% to $1.34 compared with $1.23 for the six months ended August 3, 2025. The Class A common stock diluted earnings per share for the six months ended August 2, 2026 increased 9.8% to $1.34 compared with $1.22 for the six months ended August 3, 2025. The basic and diluted earnings per share increased due to an increase in net income and lower Class A share counts following share repurchase transactions.

Adjusted EBITDA
Adjusted EBITDA for the six months ended August 2, 2026 increased $10 million, or 2.0%, to $500 million compared with $490 million for the six months ended August 3, 2025. The increase in Adjusted EBITDA was primarily attributable to higher gross profit partially offset by higher SG&A expenses. For a reconciliation of Adjusted EBITDA to net income or net income attributable to Core & Main, Inc., the most comparable GAAP financial metric, as applicable, see “—Non-GAAP Financial Measures.”
Adjusted Diluted Earnings Per Share
Adjusted Diluted Earnings Per Share for the six months ended August 2, 2026 increased 7.1% to $1.66 compared with $1.55 for the six months ended August 3, 2025. The increase in Adjusted Diluted Earnings Per Share was primarily attributable to an increase in net income and lower Class A share counts following share repurchase transactions. For a reconciliation of Adjusted Diluted Earnings Per Share to diluted earnings per share, the most comparable GAAP financial metric, as applicable, see “—Non-GAAP Financial Measures.”
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
As of August 2, 2026, our cash and cash equivalents totaled $312 million. We maintain our cash deposits according to a banking policy that requires diversification across a variety of highly-rated financial institutions. However, this could result in a concentration of cash and cash equivalents across these financial institutions in excess of Federal Deposit Insurance Corporation-insured limits.
As of August 2, 2026, there were no outstanding borrowings on our Senior ABL Credit Facility, which provides for borrowings of up to $1,250 million, subject to borrowing base availability. As of August 2, 2026, after giving effect to approximately $24 million of letters of credit issued under the Senior ABL Credit Facility, Core & Main LP would have been able to borrow approximately $1,226 million under the Senior ABL Credit Facility, subject to borrowing base availability. Our short term debt obligations of $17 million are related to quarterly principal payments on the Senior Term Loan Credit Facility.
In the six months ended August 2, 2026 and the six months ended August 3, 2025, the Company had a financing cash outflow related to the payment of $42 million and $18 million, respectively, under the Tax Receivable Agreements. The annual payments under the Tax Receivable Agreements increased as a result of exchanges of Partnership Interests completed in fiscal 2023 and fiscal 2024. Payments under the Tax Receivable Agreements are only required to be made to the extent that we realize or are deemed to have realized the benefit of the corresponding tax deductions to reduce payments to federal, state and local taxing authorities. These payments are in an amount that represents 85% of the reduction in payments to such taxing authorities. As such, the cash savings from the incremental tax deductions are expected to exceed the payments under the Tax Receivable Agreements over the life of these arrangements. Based on the anticipated filing date of income tax returns and contractual payment terms in the Tax Receivable Agreements, we expect these payments to occur two fiscal years after we utilize the corresponding tax deductions.
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

Additionally, we regularly evaluate our approach to our capital allocation, which may include acquisitions, capital expenditures, greenfields, debt reduction (including through open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and opportunistic refinancing of debt), stock repurchases, dividends, payments on Tax Receivable Agreements or other distributions. During the six months ended August 2, 2026 and the six months ended August 3, 2025, we completed $257 million and $47 million, respectively, of repurchases of Class A common stock under the Repurchase Program. For further details, refer to Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We may continue to return capital to our shareholders through share repurchases, including pursuant to the Repurchase Program or initiating dividend payments. The execution of these, and other, capital allocation activities may be at the discretion of, and subject to the approval by, our board of directors and will depend on our financial condition, earnings, liquidity and capital requirements, market conditions, level of indebtedness, contractual restrictions, compliance with our debt covenants, restrictions imposed by applicable law, general business conditions and any other factors that our board of directors deems relevant in making any such determination. Therefore, there can be no assurance that we will engage in any or all of these actions or to what amount of capital we will allocate to each option.
The execution of certain initiatives under our capital allocation policy may require distributions by Holdings and Core & Main LP. These entities’ ability to make distributions may be limited as a practical matter by our growth plans as well as Core & Main LP’s Senior Term Loan Credit Facility, 2034 Notes and Senior ABL Credit Facility. The Senior Term Loan Credit Facility may require accelerated repayment based upon cash flows generated in excess of operating and investing requirements when Core & Main LP’s Consolidated Secured Leverage Ratio (as defined in the agreement governing the Senior Term Loan Credit Facility) is greater than or equal to 3.25. In addition, the Senior ABL Credit Facility requires us to comply with a consolidated fixed charge coverage ratio of greater than or equal to 1.00 when availability is less than 10.0% of the lesser of (i) the then applicable borrowing base and (ii) the then aggregate effective commitments under the Senior ABL Credit Facility. Substantially all of Core & Main LP’s assets secure the Senior Term Loan Credit Facility and the Senior ABL Credit Facility.
Information about our cash flows, by category, is presented in the Condensed Consolidated Statements of Cash Flows and is summarized as follows:

	Six Months Ended
	August 2, 2026	August 3, 2025

Cash flows provided by operating activities	$144	$111
Cash flows used in investing activities	(56)	(28)
Cash flows provided by (used in) financing activities	4	(66)
Increase in cash and cash equivalents	$92	$17
Operating Activities
Net cash provided by operating activities was $144 million for the six months ended August 2, 2026 compared with $111 million for the six months ended August 3, 2025. The $33 million increase was due to an increase in net income, lower tax payments and changes in working capital in the six months ended August 2, 2026 partially offset by higher interest payments.
Investing Activities
Net cash used in investing activities increased by $28 million to $56 million for the six months ended August 2, 2026 compared with $28 million for the six months ended August 3, 2025, primarily attributable to $17 million of investments in tax advantaged limited partnerships and a $9 million increase in capital expenditures.
Financing Activities
Net cash provided by financing activities was $4 million for the six months ended August 2, 2026 compared with net cash used in financing activities of $66 million for the six months ended August 3, 2025. The change of $70 million was primarily attributable to $298 million change in net debt activity offset by a $210 million increase in the repurchase of Class A common stock under the Repurchase Program and a $24 million increase in payments under the Tax Receivable Agreements.

Financing
As of August 2, 2026, our debt obligations (in millions) consisted of the following:

	Aggregate Principal/Borrowing Capacity	Maturity Date	Interest
2031 Senior Term Loan	928	February 9, 2031
(i) Term SOFR plus, in each case, an applicable margin of 2.00%, or (ii) the base rate (described in Note 6 included elsewhere in this Quarterly Report on Form 10-Q).

The weighted average interest rate, excluding the effects of the interest rate swaps, was 5.66% as of August 2, 2026.

2033 Senior Term Loan	800	July 1, 2033
(i) Term SOFR plus, in each case, an applicable margin of 1.75%, or (ii) the base rate (described in Note 6 included elsewhere in this Quarterly Report on Form 10-Q).

The weighted average interest rate, excluding the effects of the interest rate swaps, was 5.48% as of August 2, 2026.

2034 Senior Notes	750	July 1, 2034	6.0% per annum
Senior ABL Credit Facility(1)	1,250	April 9, 2031
Term SOFR rate plus an applicable margin ranging from 1.25% to 1.50%, or an alternate base rate plus an applicable margin ranging from 0.25% to 0.50%, depending on the borrowing capacity under the Senior ABL Credit Facility.

Interest Rate Swap(2)	1,500	July 27, 2028	Effective fixed rate of 5.797%, based upon the 3.913% fixed rate plus a weighted applicable margin of 1.884% associated with the Senior Term Loan Credit Facility.
(1)Aggregate amount of commitments under the asset-based revolving credit facility of $1,250 million overall, subject to borrowing base availability. There were no outstanding borrowings under the Senior ABL Credit Facility as of August 2, 2026.
(2)Interest rate swap entered into on February 12, 2024 for a notional amount of $1,500 million through the instrument maturity on July 27, 2028.
Refer to Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of our debt obligations (including certain changes effected during the three and six months ended August 2, 2026) and the timing of future principal and interest payments including impacts from our interest rate swap.
Purchase Obligations
As of August 2, 2026, the Company had agreements in place with various suppliers to purchase goods and services, primarily inventory, in the aggregate amount of $1,223 million. These purchase obligations are generally cancellable, but the Company foresees no intent to cancel. Payments are generally expected to be made during fiscal 2026 and the fiscal year ended January 30, 2028.
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
We define EBITDA as net income, or net income attributable to Core & Main, Inc., as applicable, adjusted for non-controlling interests, depreciation and amortization, provision for income taxes and interest expense. We define Adjusted EBITDA as EBITDA as further adjusted for certain items management believes are not reflective of the underlying operations of our business, including but not limited to (a) loss on debt modification and extinguishment, (b) equity-based compensation, (c) expenses associated with the initial public offering and subsequent secondary offerings and (d) other income or other expense. Net income attributable to Core & Main, Inc. is the most directly comparable GAAP measure to EBITDA and Adjusted EBITDA.

We define Adjusted Diluted Earnings Per Share as diluted earnings per share adjusted for (a) amortization of intangible assets, (b) loss on debt modification and extinguishment, (c) equity-based compensation, (d) expenses associated with the initial public offering and subsequent secondary offerings, (e) other income or other expense and (f) the tax impact of these Non-GAAP adjustments, divided by the weighted-average number of shares of our common stock outstanding on a fully diluted basis for the applicable period. Diluted earnings per share is the most directly comparable GAAP measure to Adjusted Diluted Earnings Per Share.
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
The following table sets forth a reconciliation of net income or net income attributable to Core & Main, Inc. to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Net income attributable to Core & Main, Inc.	$144	$134	$252	$234
Plus: net income attributable to non-controlling interest	6	7	11	12
Net income	150	141	263	246
Depreciation and amortization (1)	45	46	91	93
Provision for income taxes	43	41	80	77
Interest expense	32	31	59	61
EBITDA	$270	$259	$493	$477
Equity-based compensation	4	5	7	10
Other expenses (2)	—	2	—	3
Adjusted EBITDA	$274	$266	$500	$490
(1)Includes depreciation of certain assets which are reflected in “cost of sales” in our Statement of Operations.
(2)Represents expenses associated with acquisition and other activities, including transaction costs, contingent consideration arrangement fair value adjustments, post-acquisition employee retention bonuses, severance payments and expense recognition of purchase accounting fair value adjustments (excluding amortization).

The following table sets forth a reconciliation of diluted earnings per share to Adjusted Diluted Earnings Per Share for the periods presented:

	Three Months Ended		Six Months Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Diluted earnings per share	$0.77	$0.70	$1.34	$1.22
Amortization of intangible assets	0.18	0.19	0.37	0.37
Equity-based compensation	0.02	0.03	0.04	0.05
Other expenses (1)	0.02	0.01	0.02	0.02
Income tax impact of adjustments (2)	(0.05)	(0.06)	(0.10)	(0.11)
Adjusted Diluted Earnings Per Share	$0.94	$0.87	$1.66	$1.55
(1)Represents expenses associated with acquisition and other activities, including transaction costs, write off of deferred financing fees, contingent consideration arrangement fair value adjustments, post-acquisition employee retention bonuses, severance payments and expense recognition of purchase accounting fair value adjustments (excluding amortization).

(2)Represents the tax impact on the above non-GAAP adjustments.
Recently Issued and Adopted Accounting Pronouncements and Accounting Pronouncements Issued But Not Yet Adopted
Refer to Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
A summary of our significant accounting policies are discussed in Note 2 to the audited consolidated financial statements in our 2025 Annual Report on Form 10-K. The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Our estimates and assumptions are based on historical experiences and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results of operations and require management judgment. There have been no significant changes to these policies which have had a material impact on the Company’s interim unaudited condensed consolidated financial statements and related notes during the three and six months ended August 2, 2026.

Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of August 2, 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These risks include fluctuations in interest rates, foreign currency exchange rates and prices, including price fluctuations related to substantially all of our products.
Interest Rate Risk
Our credit facilities, excluding the 2034 Notes, bear interest at a floating rate. The Senior Term Loan Credit Facility and the Senior ABL Credit Facility bear interest generally equal to Term SOFR plus an applicable margin. As a result, we are exposed to fluctuations in interest rates to the extent of our net borrowings under the Senior Term Loan Credit Facility and the Senior ABL Credit Facility. As of August 2, 2026, our net borrowings under the Senior Term Loan Credit Facility and the Senior ABL Credit Facility were $1,728 million. As such, excluding the impact of any interest rate swap, each one percentage point change in interest rates would result in an approximately $17 million change in the annual interest expense on the Senior Term Loan Credit Facility. As of August 2, 2026, assuming availability under our Senior ABL Credit Facility was fully utilized, each one percentage point change in interest rates would result in an approximately $12 million change in annual interest expense. See “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Key Factors Affecting Our Business—Interest Rates.”
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
Foreign Currency Risk
We are exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars. As of August 2, 2026, our foreign currency operations were not material and a hypothetical 10% change in the relative value of the U.S. dollar would not materially impact the Company’s net earnings.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports under the Exchange Act that we file with the U.S. Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that, as of August 2, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
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
None.
b. Use of Proceeds from Public Offering of Common Stock
None.
c. Issuer Purchases of Equity Securities
The following is a summary of our repurchases of shares of Class A common stock during the three months ended August 2, 2026:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
May 4 - May 31(1)(2)	762,357	$48.60	762,175	$544
June 1 - June 30(1)	3,456	47.37	—	544
July 1 - August 2(1)(2)	2,926,730	44.98	2,923,336	412
	3,692,543	$45.73	3,685,511	$412
(1) Reflects repurchases by the Company of shares of our Class A common stock pursuant to employee tax withholding obligations and strike price settlement upon exercise of unit appreciation rights and vesting of restricted stock units pursuant to terms of the Company’s 2021 Omnibus Equity Incentive Plan.
(2) Includes the repurchase by the Company of 3,685,511 shares of our Class A common stock for an average price per share of $45.72 through open market transactions during the three months ended August 2, 2026 as part of the Repurchase Program (as defined in Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Director and Officer Trading Arrangements
Item 408(a) of Regulation S-K requires the Company to disclose whether any of its directors or officers have adopted or terminated (i) any trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); and/or (ii) any written trading arrangement that meets the requirements of a “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K. During the quarter ended August 2, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Description

4.1
Indenture (including form of note), dated as of July 1, 2026, among Core & Main LP, as issuer, Core & Main Midco, LLC and Core & Main Intermediate GP, LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 4.1 to Core & Main’s Current Report on Form 8-K filed on July 2, 2026).

4.2
First Supplemental Indenture, dated as of July 1, 2026, among Core & Main LP, as issuer, Core & Main Midco, LLC and Core & Main Intermediate GP, LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 4.2 to Core & Main’s Current Report on Form 8-K filed on July 2, 2026).

10.1
Sixth Amendment to the Term Loan Credit Agreement, dated as of July 1, 2026, by and among Core & Main LP, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.1 to Core & Main’s Current Report on Form 8-K filed on July 2, 2026).

10.2
Seventh Amendment to the Term Loan Credit Agreement, dated as of August 11, 2026, by and among Core & Main LP, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent.*

31.1
Certification by Mark R. Witkowski, Core & Main’s Principal Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification by Robyn L. Bradbury, Core & Main’s Principal Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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

Date: September 9, 2026	CORE & MAIN, INC.

	By:	/s/ Mark R. Witkowski
Name: Mark R. Witkowski
Title: Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Robyn L. Bradbury
Name: Robyn L. Bradbury
Title: Chief Financial Officer
(Principal Financial Officer)